Form 10KSB
period 2004-12-31
International American Technologies, Inc.
filed 2005-04-15
CIK 1300524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
___________________

(MARK ONE)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Fiscal Year Ended December 31, 2004
OR
[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For The Transition Period From  ___________ To ___________

Commission File No.: 0-50912

INTERNATIONAL AMERICAN TECHNOLOGIES, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Nevada	88-0225318
(State of Incorporation)	(I.R.S. Employer Identification No.)

601 Cien Street, Suite 235 Kemah, TX	77565-3077
(Address of Principal Executive Offices)	(ZIP Code)

 Registrant's Telephone Number, Including Area Code: (281) 334-9479

Securities Registered Pursuant to Section 12(b) of The Act: None

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No [  ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

At April 15, 2005, the aggregate market value of the 2,624,880 voting common stock held by non-affiliates of the registrant was approximately $787,464. At April 15, 2005, the registrant had 20,000,000 shares of common stock outstanding.

Issuers Involved in Bankruptcy Proceeding During The Past Five Years
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(b) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

PART I

ITEM 1. DESCRIPTION OF BUSINESS Back to Table of Contents

Some of the statements contained in this annual report on Form 10-KSB of International American Technologies, Inc. (hereinafter the "Company", the "Registrant" or "IMTG") discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this registration statement, forward-looking statements are generally identified by the words such as "anticipate", "plan", "believe", "expect", "estimate", and the like. Forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

-	the success or failure of management's efforts to implement the Company's plan of operation;
-	the ability of the Company to raise sufficient capital to meet operating expenses;
-	the ability of the Company to compete with other companies that have a similar plan of operation;
-	the effect of changing economic conditions impacting our plan of operation;
-	the ability of the Company to meet the other risks as may be described in future filings with the SEC.

International American Technologies, Inc.

International American Technologies, Inc., a Nevada corporation, is publicly traded on the pink sheets under the symbol IMTG. The Company was incorporated under the name Jack Hammer Enterprises, Inc. on August 18, 1986 and in January 1992 changed its name to International Art Services, Inc. and in March 1992 to Integrated Art Services, Inc. The Company changed its name to Worldwide Collectibles, Inc. in March 1993, which name was changed  in July 1999  to World Wide Net, Inc. In May 2001 the Company's name was changed to Unlimited Coatings Corporation. In connection with a stock purchase agreement in between the Company and Hammonds Technical Services, Inc. on February 28, 2005, the Registrant changed its name to International American Technologies, Inc. The Registrant is a 81.56% owned subsidiary of American International Industries, Inc., a company reporting under the Exchange Act with its shares subject to quotation on the OTCBB under the symbol AMIN.

Acquisition and Disposition of Marald

Effective January 1999, American International Industries, Inc. purchased all of the capital stock of Marald, Inc. Marald was engaged in the business as a distributor of specialty chemicals to the automotive after-market and spray-on bed-liners for trucks. Marald also marketed specialty chemicals, including rust proofing, undercoating, fabric protectants, fuel additives, and performance enhancement chemicals related to the automotive after-market. American International Industries, Inc. acquired Marald in exchange for 35,000 restricted shares of American International Industries' common stock.

In May 1999, American International Industries, Inc. purchased a 20% equity interest or 400,000 restricted shares (adjusted for stock splits) in the Registrant, then known as World Wide Net, Inc., for a total of $300,000. At the date of the transaction, the Registrant was an inactive, non-operating public company having only nominal assets, with its shares subject to quotation on the pink sheets.

On September 12, 1999, American International acquired an additional 3,100,000 restricted shares (adjusted for stock splits) of IMTG, resulting in an equity interest of 60.80% in IMTG, in exchange for 100% of the shares of Modern Film Effects, Inc., d/b/a Cinema Research Corporation, which was wholly-owned by American International Industries. As a result of the acquisition of the 3,100,000 restricted shares in IMTG in September 1999, American International Industries consolidated IMTG's financial statements into the financial statements of American International Industries as of September 30, 1999.

During 2000, American International Industries increased its equity interest in IMTG to 87.4% as a result of its transfer of 100% of the shares of Marald, Inc. d/b/a Unlimited Coatings to IMTG. The consolidated financial statements of American International Industries for its fiscal years ended December 31, 2000 and 2001 included IMTG.

IMTG's offices are maintained at the executive offices of American International Industries, 601 Cien Street, Suite 235, Kemah, Texas 77565. At present there are no operations conducted by IMTG. Upon the anticipated April 2005 closing of the acquisition of 51% equity interest of Hammonds Technical Services, Inc., IMTG's operations will consist of the operations of Hammonds. See the disclosure under the subheading "Business of Hammonds Technical Services, Inc." below.

Effective June 5, 2002, IMTG sold 100% of its equity interest in Marald, Inc. for total consideration of $725,000. The $725,000 consideration consisted of $225,000 in cash and one long-term note of $300,000 and a second long-term note of $300,000. IMTG recorded a $100,000 valuation reserve due to a note provision allowing satisfaction by a payment of $200,000 for early retirement of the note, and recorded a loss on the sale in the amount of $179,608, based upon IMTG's basis at June 5, 2002. Prior to the divestiture, Marald, Inc. had annual sales of approximately $2,900,000 and operating income of approximately $113,000 in 2001.

Former Business Operations of the Registrant

The description under this subheading relates to the former business operations of Marald/Unlimited Coatings until it divested such business operations in June 2002. Its plan of operation following the disposition of Marald/Unlimited Coatings has been to seek new business opportunities or enter into a business transaction, which is described under subheading "New Business Objectives of the Company".

Marald was in the business of distributing special polyurethane chemicals, coatings and spray-on equipment for truck beds, which was Marald's primary target market. During the period that Unlimited Coatings owned Marald, Marald's business objective was to expand its business operations and to achieve a presence in the southwestern markets of the United States.

The Specialty Chemicals Market

The primary target for Marald's truck bed liners was the auto dealers market, which dealers sell liners as part of the accessory package at the point of sale of the truck, and can be included as part of the financing package. Other targets for Marald included leasing companies that serviced large fleet customers and local accessory installers. The former potential fleet customers of Marald included businesses with delivery services such as soft drink distributors, construction companies, and lawn care services.

Marald sold and distributed special polyurethane chemicals and coating products that were used in a wide range of products with applications in numerous categories, including

- Automotive: Automotive applications include primers and top coats, body sealants, structural adhesives and interior and exterior trim adhesives.
- Industrial: Typical industrial applications include corrosion resistant industrial coatings, general assembly adhesives, fire-retardant textile coatings, coatings for electronic components, industrial lamination adhesives and spray-on- bed-liners for trucks.
- Consumer. Consumer applications include various consumer-applied adhesives such as chemicals, rust proofing, fabric protectants and fuel additives.
- Construction. Typical construction applications include contractor-applied architectural coatings, joint sealants and flooring and roofing adhesives.
- Packaging. Packaging applications include portion packaging and flexible consumer packaging films and foils, seam sealers and container coatings.
- Aerospace. Aerospace applications include commercial, military and general aviation coatings, composite bonding adhesives and structural epoxies.

The market of distributing special polyurethane chemicals and coatings in the U.S. is highly fragmented. We believed that a significant majority of Marald's competition were small and regional distributors. While smaller companies have successfully competed in market niches, the industry is expected to consolidate as companies seek to enhance operating efficiencies in sales and marketing, distribution, production and administrative overhead. Larger specialty chemicals distributor also benefit from a greater diversification of end-use applications, customers, technologies and geography, reducing the impact of industry or regional cyclicality.

Competition in the Specialty Chemicals Market

Some of Marald's competitors were larger companies, had greater financial resources and were less leveraged than Marald. As a result, Unlimited Coatings' former competitors may have been better able to withstand a change in market conditions within the specialty chemical and coating industry throughout the economy as a whole.  believes that these competitors would be able to maintain significantly greater operating and financial flexibility than Marald could.

Marald did not have independent sources of information regarding the truck bedliner market. However, competition in the spray on truck bedliner market was highly concentrated among a small number of suppliers. Marald's management believed that there were four primary competitors'; Rhino Linings, Linex, Permatech and Arma Coating. The rest of the market was fragmented among several start-up companies, who in the opinion of Marald's management, had  inferior products, application equipment and/or technique. All spray application competitors combined have captured no more than 10% of the new truck market and 5% of the used truck market. However, there were not many barriers to enter the spray-on- truck liner market or special polyurethane chemicals market.

Distribution Methods of Marald's Products and Services

Unlimited Coatings, through Marald, was operating an extensive distribution and marketing network for its products and services. This network consisted of a direct sales force as well as independent agents and distributors. This network worked closely with Marald's customers to satisfy existing product needs and to identify new product opportunities. Marald's sales efforts were complemented by technical support staff, who worked together with the sales force to identify new products based on customer needs. Marald augmented its sales and marketing coverage through a network of distributors and independent agents who specialized in particular areas. This specialization allowed Marald's products and services to gain access to a broader range of distribution channels and end users and further strengthened our awareness level. Marald's sales and marketing efforts and customer relationships were enhanced by the numerous customer-specific applications Marald had developed. These applications typically resulted in significant time savings for Marald's customer and strengthened Marald's strong competitive position for certain products and solutions.

Over the years, Marald had focused its distribution efforts on high performance, environmentally safe products. These effort had led to a broad range of the distribution of Marald's products, including
- reactive epoxy liquid used as structural bonding adhesive in truck bed assembly; and
- advanced toughened epoxy systems used to bond plastics, composites and metals in automotive industry.

As a result of the extensive competition and the declining operating margins, Unlimited Coatings determined to divest itself of Marald in 2002.

New Business Objectives of the Company

While Unlimited Coatings had net income of $113,000 in 2001 from Marald, the profit margins were small and the Company determined that it was in the Company's best interests to divest its Marald operations. The Company determined that it would reallocate its financial resources to seeking new business opportunities, which efforts the Company believes to be in the best interest of the shareholders.

As the result of the divestiture of Marald in June 2002, the Registrant has no present business operations. We have redirected our efforts and resources to seeking potential new business opportunities or business transactions with other companies. We do not intend to limit ourselves to a particular industry and have not established any particular criteria upon which we shall base our determination to consider and proceed with a business opportunity. We are presently completing due diligence for an anticipated April 2005 closing of the acquisition of 51% of Hammonds Technical Services, Inc. and will pursue other business opportunities.

Our control shareholder, American International Industries, Inc., owns 16,311,280 restricted shares of common stock or 81.56% of our issued and outstanding shares. If we pursue our plan of acquiring other businesses or pursue other business opportunities, American International Industries would have substantial flexibility in identifying and selecting a prospective business and the Company would not be obligated nor do we intent to seek pre-approval by our unaffiliated shareholders of any acquisition of an interest in a new business opportunity. Under the laws of the State of Nevada, the consent of holders of a majority of the issued and outstanding shares, acting without a shareholders meeting, can approve an acquisition of a new business.

As a result, we would be entirely dependent on the judgment of management and American International Industries in connection with the target company selection process. In evaluating a prospective business opportunity, we would consider, among other factors, the following: (i) costs associated with effecting a transaction; (ii) equity interest in and opportunity to control the prospective candidate, if any; (iii) growth potential of the candidate; (iv) experience and skill of the candidate's management and other personnel; (v) capital requirements of the acquired business; (vi) the prospective candidate's competitive position; (vii) stage of development of the the business opportunity; (viii) degree of current or potential market acceptance of the business, its products or services; (ix) proprietary assets; (x) the availability of audited financial statements of any potential business opportunity; and (xi) the regulatory environment that may be applicable to any prospective business.

The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of any business opportunity would be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by management in connection with effecting prospective new business opportunities. In connection with an evaluation of a prospective or potential business opportunities, management, with the possible assistance of an independent investment banking firm, or third party consultants, may consider to conduct a due diligence review.

The time and costs required to pursue new business opportunities or to seek to acquire other businesses, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable Federal securities laws and state "blue sky" and corporation laws, have not been ascertained with any degree of certainty, and may be extensive.

Management does not intend to devote full time to the Company, but does intend to devote an appropriate portion of its time to our affairs and, accordingly, the length of time required for the pursuit and negotiations related to any new business opportunities is uncertain. However, management will devote such time as it deems reasonably necessary to carry out our business affairs including our pursuit of business opportunities necessary to become an operating company, although no assurance can be made that we will be successful in our efforts. We cannot project the percentage of management time that it will actually devote to the Company's business and affairs.

If we decide to enter into one or more business combinations, Federal and state tax laws and regulations have a significant impact upon the structuring of a business combination. We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us and our shareholders. There can be no assurance that the Internal Revenue Service or state tax authorities will ultimately agree with our tax treatment of a potential business combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately disagree with our proposed tax treatment and in fact prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to us and our shareholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a potential business combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

We may acquire a company or business by purchasing, trading or selling the securities of such company or business. However, we do not intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder. Various impediments to an acquisition of a business or company or a merger may arise such as appraisal rights afforded to the shareholders of a prospective acquisition under the laws of the state under which the prospective business is organized. This may prove to be deterrent to a particular business combination.

Selection of a Target Business and Structuring of a Business Combination.

At present American International Industries owns 81.56% of our issued and outstanding shares. As a result, American International Industries will have substantial flexibility in identifying and selecting a prospective target business. We will be almost entirely dependent on the judgment of management and American International Industries in connection with the selection of a target business. In evaluating a prospective target business, we will consider, among other factors, the following: (i) costs associated with effecting a transaction; (ii) equity interest in and opportunity to control the prospective candidate, if any; (iii) growth potential of the candidate; (iv) experience and skill of management and availability of additional personnel; (v) capital requirements that may be necessary; (vi) the prospective candidate's competitive position; (vii) stage of development of the the business opportunity; (viii) degree of current or potential market acceptance of the business, its products or services; (ix) proprietary assets such intellectual property; (x) the availability of audited financial statements of any potential business opportunity; and (xi) the regulatory environment that may be applicable to any prospective business.

The foregoing criteria are not intended to be exhaustive and any evaluation related to the merits of a particular target business will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by management in connection with effecting a business transaction. In connection with its evaluation of a prospective target business, management, with the possible assistance of  an independent investment banking firm or third party consultants, anticipates that it will conduct a due diligence review which will encompass, among other things, meeting with incumbent management and inspection of their facilities, as well as a review of financial, legal and other information which will be made available to us.

The time and costs required to select and evaluate a target business (including conducting a due diligence review) and to structure and consummate the business combination (including negotiating relevant agreements and preparing documents for filing under the applicable securities laws) cannot presently be ascertained with any degree of certainty. Management intends to devote only a small portion of their time to the our affairs and, accordingly, consummation of a business combination may require a greater period of time than if our management devoted their full time to our affairs. However, management will devote such time as they deem reasonably necessary to carry out our business objective and affairs, including the evaluation of potential target businesses and the negotiation of a business combination. As a result, the amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target business or are engaged in active negotiation of a business combination.

We anticipate that various prospective target businesses will be brought to our attention from various sources, including broker-dealers, investment bankers, venture capitalists and other members of the financial community and affiliated sources, including, possibly, our executive officers, directors and their affiliates. We have engage a business consultant to assist us in evaluating potential business opportunities. We may also engage other professionals or firms that specialize in finding business acquisition candidates and may pay finder's fees or other compensation. We will not advertise nor utilize promoters to seek new business opportunities or prospective target businesses. We will not publish advertisements in financial or trade publications seeking potential business acquisitions.

As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and their respective shareholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately agree with our tax treatment of a particular consummated business combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately disagree with our proposed tax treatment and in fact prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to us, the target business and their respective shareholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular business combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

Conflicts of Interest

Management is not required to commit their full time to our affairs and it is likely that they will not devote a substantial amount of time to our affairs. As a result, the consummation of a business combination may require a greater period of time than if they would devote their full time to our affairs. However, our management may allocate such time as they deem reasonably necessary in their sole discretion  to conduct our business and affairs, including the evaluation of potential target businesses and the negotiation and consummation of a business combination. Our officers and directors may also serve from time to time as officers and directors of other reporting companies. As a result, the amount of time devoted to our business and affairs may vary significantly, depending upon, among other things, whether we have identified a target business or are engaged in active negotiation and consummation of a business combination. Management on a continuing basis intends to evaluate candidates for a potential business combination. In the future, management may become associated or affiliated with entities engaged in business activities similar to those we intend to conducted, including seeking potential business combinations. In such event, management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of a corporation incorporated under the laws of the State of Nevada are required to present certain business opportunities to such corporation. Accordingly, as a result of multiple business affiliations, management may have similar legal obligations to present certain business opportunities to multiple entities. There can be no assurance that any conflicts will be resolved in our favor.

Recent Developments

On February 28, 2005, the Registrant entered into a Stock Purchase Agreement (the "Agreement") to acquire 51% of the capital stock of Hammonds Technical Services, Inc., a privately owned Texas corporation ("Hammonds") in consideration for the Registrant or its parent, American International Industries, Inc., providing: (i) $1,000,000 in cash to Hammonds for working capital; (ii) a secured revolving long-term line of credit in the amount of $2,000,000; and (iii) the parent, American International Industries, Inc., issuing 145,000 restricted shares of common stock to the Registrant in consideration for a $1,450,000 promissory note. These shares will be exchanged for two minority equity interests in Hammonds owned by third parties, which minority interest will be canceled. Upon the anticipated April 2005 closing of the Agreement Hammonds will become a subsidiary of the Registrant.

Business of Hammonds Technical Services, Inc.

Hammonds was founded in 1982 and provides the following diverse products and services:

Water and Treatment for Municipal and Industrial Use.

The production and treatment of municipal and industrial water is a growing industry in the U.S., as the demand for clean, safe water grows. Hammonds' proprietary solid disinfection technology provides a major alternative to gaseous chlorine used in every phase of water treatment. Hammonds' believes that the areas of municipal drinking water, food processing and industrial waste treatment present a significant growth potential for Hammonds' water treatment patents. Hammonds will distribute 1.2 million pounds of calcium hypochlorite for municipal disinfection through its network of equipment distributors and food processing customers in 2005.

Fuel Handling Equipment, Industrial Utility Vehicles.

Hammonds designs and manufactures fluid handling equipment for industrial utility vehicles and its fluid powered additive systems permits use of a single battlefield fuel by supplying both distribution and tactical additive injectors to all branches of the United States military. Hammonds intends to continue to provide military additive injection systems through sole source supply of equipment for long-term contracts for their fuel handling technology.

Additive Injection Fuels for General and Commercial Aviation Fuels.

Hammonds believes that its truck mounted injectors are the technology of choice for major U.S. marketers of jet fuel in providing custom blending at the end of the hose for not only jet fuel, but a wide range of products including diesel, LPGN (propane), home heating oil, and bio-diesel. In January, 2005, Hammonds began a long-term program to install dye injection systems in over eight hundred Canadian and U.S. stationary and truck mounted diesel delivery installations. In addition to equipment, Hammonds fuel additive division produces and markets motor and aviation fuel additives with Biobor(R) JF as its primary product serving the aviation, stand-by power and marine fuel markets. While Biobor(R)JF is one of only two biocides approved for use in aviation fuels; it has also been tested and approved as a preservative for manufactured wood products such as engineered trusses, windows and sheet building materials. The expanding use of these manufactured wood products should provide a new expanded market for Biobor(R) JF since products such as arsenic have been removed from the list of approved wood preservatives.

Multi Design Patents.

Hammonds will begin production in March, 2005 of an entirely new class of industrial utility vehicles called the "Omni Directional Vehicle." Hammonds believes that this new design patent will establish a new standard for utility vehicle safety and performance. Forklifts, freight terminal tractors, security vehicles, industrial highway mowers and a full range of aviation ground handling vehicles can be enhanced from this patented design. In addition to producing several "ODV" products at its new plant in Conroe, Texas, Hammonds will enter into license agreements with several major manufacturers to produce a range of vehicles based on "ODV" patents. "Innovation, Pure and Simple" is a registered trademark of Hammonds Technical Services Inc.  Hammonds is currently negotiating for licensing agreements with major manufacturers of these products.

RISK FACTORS

The following important factors, among others, could cause actual results or plans to differ from those indicated in forward-looking statements made in this document.

LIMITED RESOURCES; NO PRESENT SOURCE OF REVENUES
At present, we have no business operations and our business activities are limited to seeking potential business opportunities. Our historical financial information contained in this annual report is of limited value to potential investors in evaluating any investment in our securities. Due to our financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objective of a business combination. We have only limited resources and have no operating income, revenues or cash flow from operations. American International Industries, the Registrant's control shareholder, is providing the Company with limited funding, on a as needed basis, necessary for us to continue our corporate existence, pay our audit fees, related administrative expenses and pursue our objective of new business opportunities, as well as funding the costs of being a reporting company under the Exchange Act. American International Industries has not agreed in writing to provide any interim financing for any period. In addition, we will not generate any revenues unless and until we enter into a new business or acquire an entity that generates revenues. While we anticipate closing the Hammonds acquisition in April 2005,  there can be no assurance that the Hammonds acquisition will be successful.  There can be no assurance that any business that may be acquired by us will generate any material revenues from operations or operate on a profitable basis.

BROAD DISCRETION OF MANAGEMENT
The filing of this annual report does not involve the offering of any securities. Investors will be entirely dependent on the broad discretion and judgment of management in connection with the selection of a prospective business, whether by acquisition or commencement of a new business operation. There can be no assurance that determinations ultimately made by our management will permit us to achieve our business objectives and plan of operation.

THERE IS NO ACTIVE MARKET FOR OUR COMMON STOCK AND NONE MAY DEVELOP OR BE SUSTAINED
Our common stock is subject to quotation on the pink sheets. There has only been very limited trading activity in our common stock. There can be no assurance that a more active trading market will commence in our securities either before or following any new business transaction. Further, in the event that an active trading market commences, there can be no assurance as to the level of any market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

ABSENCE OF SUBSTANTIVE DISCLOSURE RELATING TO PROSPECTIVE BUSINESS
There is no basis for shareholders to evaluate any possible merits or risks associated with potential new business opportunities. To the extent that we effect a business combination with a financially unstable company, an entity that is in its early stage of development or an entity that requires significant capital, we will become subject to numerous risks inherent in the business and operations of such entity. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high degree of risk, we will become subject to unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries that experience rapid growth. Although, management will endeavor to evaluate the risks inherent in a particular new prospective business or industry, there can be no assurance that we will properly ascertain or assess all such risks or that subsequent events may not alter the risks that we perceive at the time of the consummation of any new business opportunity. There can be no assurance that any prospective business which we may enter into will ultimately prove to be more favorable to shareholders than any other investment opportunity available to them.

CONFLICTS OF INTEREST
Our officers and directors are not required to commit their full time to our affairs. Therefore, there may be a conflict of interest in allocating management time among their various business activities. However, our officers and directors will devote such time as they deem reasonably necessary, in their sole discretion, to conduct our business and affairs, including the evaluation of potential new business opportunities and the negotiation and consummation of a  business combination. As a result, the amount of time devoted to our business and affairs may vary significantly, depending upon, among other things, whether we have identified a new prospective business opportunity or are engaged in active negotiations. Due to our management's multiple business affiliations, management may have legal obligations to present certain business opportunities to multiple entities including the Company. There can be no assurance that any conflicts will be resolved in our favor.

COMPETITION
We expect to encounter intense competition from other entities seeking to pursue new business opportunities or business combinations. Many of these entities are well-established and have extensive experience identifying new prospective business opportunities or in effecting business combinations and possess far greater financial, technical, human and other resources than does the Company. Based upon our limited financial resources, we lack the resources compared to many of our potential competitors. There can be no assurance that we will have the ability to compete successfully in our business plan.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION
Pursuant to the requirements of Section 13 of the Exchange Act, following the effective date of the Registrant's Form 10-SB/12g in October 2004, we are required to file quarterly reports and annual reports, which latter report must contain our audited financial statements. This annual report is the Registrant's initial Exchange Act  report. Further, as a reporting company under the Exchange Act, we will be required to disclose information about significant acquisitions and other material events on Form 8-K and within 71 days following any business combination we will be required to file a Form 8-K/A containing audited financial statements of the acquired company. While obtaining audited financial statements is typically the responsibility of the acquired company, it is possible that a potential target company is a private non-reporting company without audited financial statements. The additional time and costs that may be incurred to have an independent public accountant conduct an audit and prepare audited financial statements in compliance with Regulation S-X may significantly delay or preclude consummation of an otherwise desirable business combination. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the Company is subject to the reporting requirements under the Exchange Act. In the event that audited financial statements are unavailable, we could be in position where we are not deemed current under the Exchange Act. In order for our shares of common stock to be eligible for quotation on the OTCBB, and to remain subject to quotation, of which there can be no assurance, the Company and any successor reporting company must remain current under the Exchange Act.

WE MAY REQUIRE ADDITIONAL FINANCING
Due to the fact that we have no revenues and no material business activities to date, we have been entirely dependent upon the willingness of American International Industries to fund the costs associated with the filing requirements under the Exchange Act, and other administrative costs associated with our corporate existence. We may not generate any revenues until the consummation of a business combination or the commencement of new business operations. We anticipate that we will have sufficient resources to continue to pay accounting fees and other miscellaneous expenses that are required until we commence business operations or enter into a business combination. If American International Industries fails to provide financing to the Company, it would have a material adverse effect on our ability to pursue our business plan. We do not have any arrangements with any third party to provide financing and there can be no assurance that any such arrangement, if required, would be available on terms deemed to be commercially acceptable and in our best interests. Upon the anticipated April 2005 closing of the Hammonds acquisition, we will require funding that is presently being negotiated.

STATE BLUE SKY REGISTRATION; POTENTIAL LIMITATIONS ON RESALE OF THE SECURITIES
The class of common stock registered under the Exchange Act has not been registered for resale under the Act or the "blue sky" laws of any state. The holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

It is the intention of the management following the consummation of a business combination or the commencement of a new business operation to seek coverage and publication of information regarding the Company in an accepted publication which permits a manual exemption. This manual exemption permits a security to be distributed in a particular state without being registered if the Company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a nonissuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they "recognize securities manuals" but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

DIVIDENDS UNLIKELY
We do not expect to pay dividends for the foreseeable future because we have no revenues or capital and any potential business operations or acquisition will require the use of our limited financial resources. The payment of dividends, if any, will be contingent upon our future revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our board of directors. It is our expectation that any future management following the commencement of a new business or consummation of a business combination will determine to retain all earnings, if any, for use in the future business operations and accordingly, we do not anticipate that the Company will declare any dividends in the foreseeable future.

POSSIBLE ISSUANCE OF ADDITIONAL SECURITIES
Our Articles of Incorporation authorize the issuance of 195,000,000 shares of common stock, par value $0.0001 and 5,000,000 shares of preferred stock, par value $0.0001. At the date of filing this annual report, we have 20,000,000 shares of common stock issued and no preferred shares issued. We may issue additional shares of common stock in consideration for legal and consulting services as well as additional shares in connection with our intent to pursue new business opportunities or to enter into a business combination. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. If we issue shares of common stock in connection with any new business opportunity or combination, a change in control of the Company may occur. This may affect, among other things, our ability to utilize net operating loss carry forwards, if any. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

COMPLIANCE WITH PENNY STOCK RULES
Our securities will initially be considered a "penny stock" as defined in the Exchange Act and the rules thereunder, since the price of our shares of common stock is less than $5. Unless our common stock is otherwise excluded from the definition of "penny stock," the penny stock rules apply with respect to that particular security. The penny stock rules require a broker-dealer prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements, if applicable, could additionally limit the level of trading activity for our common stock and could make it more difficult for investors to sell our common stock.

ITEM 2. DESCRIPTION OF PROPERTIES Back to Table of Contents

The Registrant's corporate office is located at the offices of American International Industries, Inc., 601 Cien Street, Suite 235, Kemah, TX 77565, which space is  provided to us on a rent-free basis. These facilities consist of approximately 1,300 square feet of executive office space and are leased by American International Industries from an unaffiliated third party. The Registrant believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain until we find a new business opportunity or consummate a business combination.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

The Registrant's officers and directors are not aware of any threatened or pending litigation to which the Registrant is a party or which any of its property is the subject and which would have any material, adverse effect on the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

During the year ended December 31, 2004, no matters were submitted to a vote of our security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information

Our common stock is subject to quotation on the pink sheets under the symbol "IMTG". Although our common stock has been quoted from time to time on the pink sheets, to the best knowledge of the Company, there has only been limited trading activity during the past two years. The following table shows the high and low bid prices for the Company's common stock during the last three fiscal years as reported by the National Quotation Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions. The quotes below reflect a twenty for one stock recapitalization adopted August 3, 2004. On March 3, 2005, the board of directors authorized a name change to International American Technologies, Inc.

	High	Low
Quarter ended March 31, 2005	$0.30	$0.19

Year Ended December 31, 2004
Quarter ended December 31, 2004	$0.06	$0.02
Quarter ended September 30, 2004	0.05	0.02
Quarter ended June 30, 2004	0.05	0.03
Quarter ended March 31, 2004	0.05	0.05

Year Ended December 31, 2003
Quarter ended December 31, 2003	$0.10	$0.00
Quarter ended September 30, 2003	0.01	0.00
Quarter ended June 30, 2003	0.20	0.00
Quarter ended March 31, 2003	0.06	0.00

(b) Approximate Number of Holders of Common Stock
On March 31, 2005, there were approximately 60 shareholders of our common stock.

(c) Dividends
We currently do not pay cash dividends on our common stock and have no plans to reinstate a dividend on our common stock.

(d) Equity Compensation Plans
We have no equity compensation plans.

At the time of filing of this annual report on Form 10-KSB, there is no common stock that is subject to outstanding options or warrants to purchase common equity of the Company.

(e) Sale of Unregistered Securities
None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION Back to Table of Contents

The following discussion of the Company's plan of operation contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

Overview

During our fiscal years ended December 31, 2004 and 2003, all of our activities have been related to seeking a new business opportunity or business combination and the use of our limited personnel and financial resources in connection with such activities. We generated no revenues during fiscal years 2004 and 2003. The Company's operating expenses increased to $30,968 during 2004 from $3,689 during 2003. This increase was mainly due to an increase in professional fees related to the Company become a reporting company under the Exchange Act. During 2004, the Company received $23,975 in interest income on notes receivable from an affiliated party compared to interest income of $28,785 during 2003. The Company had a net loss of $6,993 in 2004 compared to a net income of $25,096 in 2003. The net loss was the result of increased expenses related to the Company's registration statement on Form 10-SB/12g under the Exchange Act.

On February 28, 2005, the Registrant entered into an Agreement to acquire 51% of the capital stock of Hammonds Technical Services, Inc., a privately owned Texas corporation ("Hammonds") in consideration for the Registrant or its parent, American International Industries, Inc., providing: (i) $1,000,000 in cash to Hammonds for working capital; (ii) a secured revolving long-term line of credit in the amount of $2,000,000; and (iii) the parent, American International Industries, Inc., shall issue 145,000 restricted shares of common stock to the Registrant in consideration for a $1,450,000 promissory note. These shares will be exchanged for two minority equity interests in Hammonds owned by third parties, which minority interest will be canceled. It is anticipated that the Agreement will close in April 2005, and Hammonds will become a subsidiary of the Registrant.

Liquidity and Capital Resources

At December 31, 2004 and December 31, 2003, we had assets of $832,142 and $839,120. The assets principally represent amounts due from related parties. We had no material liabilities at December 31, 2004 and we had no liabilities at December 31, 2003. Our accumulated deficit at December 31, 2004 and December 31, 2003 was $121,515 and $114,522, respectively.

We incurred negative cash flow of $6,978 from our limited operating activities due to a net loss related to factors discussed above under "Overview". In 2003, we generated a positive cash flow from operation due to a net income and an decrease in accounts receivable. During 2004, our investing activities generated $3,535, which partly offset our negative cash flow from operations during 2004. We used cash in our investing activities in the amount of $24,553 in 2003. At year end 2004, the Company had cash in the amount of $99 compared to cash of $3,542 at year end 2004.

During the year ended December 31, 2004 and 2003, we had no financing activities.

We have been dependent upon interim funding from American International Industries, our control shareholder, to pay our operating and administrative expenses. We have no written finance agreement with American International Industries to continue to advance funding to pay these expenses.

There are no limitations in our articles of incorporation on our ability to borrow funds or raise funds through the issuance of restricted common stock to effect a business combination. Our limited resources and lack of operating history may make it difficult to do borrow funds or raise capital. Our inability to borrow funds or raise funds through the issuance of restricted common stock required to effect or facilitate a business combination may have a material adverse effect on our financial condition and future prospects, including the ability to complete a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

ITEM 7. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended December 31, 2004 and December 31, 2003 are attached to this annual report.

Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

Not Applicable.

ITEM 8A. CONTROLS AND PROCEDURES Back to Table of Contents

As of the end of December 31, 2004, our chief executive officer and chief financial officer conducted an evaluation of the Registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the  Exchange Act. Based on this evaluation, management concluded that the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

The Registrant also maintains a system of internal control over financial reporting (as defined in Rules 13A-15(f) and 15d-15(f)) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management adopted disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act in connection with the Registrant becoming subject to the reporting requirements under the Exchange Act in September 2004.

The executive officers of the Registrant do not expect that the Registrant's disclosure controls and procedures or internal controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH SECTION 16(A) Back to Table of Contents

At present, we have one officer and two directors. We may elect one or more additional directors and appoint additional officers in connection with our intent to pursue new business opportunities or entering into a business combination. Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present directors and executive officers:

Name	Age	Positions
Daniel Dror	63	CEO and Chairman
Gary D. Woerz	58	President and CFO

The Company is subject to the reporting requirements of the Exchange Act. As a result, officers, directors and five percent shareholders are obligated to file reports under Section 16(a) and are in compliance with Section 16(a).

Daniel Dror has served as Chairman of the Board of the Registrant since September 1999. Mr. Dror is also CEO, President and Chairman of American International Industries, Inc. From 1994 to 1997, Mr. Dror served as Chairman of the Board and Chief Executive Officer of Microtel International, Inc., a public company in the telecommunication business. From 1982 until 1993, Mr. Dror served as Chairman of the Board and Chief Executive Officer of Kleer-Vu Industries, Inc., a public company.

Gary D. Woerz, President, Chief Financial Officer and a director of the Registrant, serves also as Chief Financial Officer of American International Industries, Inc. From 2000 to 2002, Mr. Woerz served as Chief Financial Officer of Phymetrics, Inc., which was a subsidiary of High Voltage Engineering (HVE). Phymetrics was a multi-divisional manufacturing and laboratory service company. From 1998 to 2000, Mr. Woerz served as Chief Financial Officer of Virtual Founders LLC, San Jose, CA, whose business involved investment banking and management consulting services to development stage high technology companies.

Code of Ethics
The Registrant has adopted a Code of Ethics that are designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure in the Registrant's SEC reports and other public communications. The Code of Ethics promotes compliance with applicable governmental laws, rules and regulations.

Section 16(a) Compliance
Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its officers and directors and ten percent (10%) shareholders have not filed reports required to be filed under Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION Back to Table of Contents

The following table contains the executive compensation to the Registrant's executive officer for the periods set forth below. No executive compensation was paid during the fiscal years 2004, 2003 and 2002.

Summary Compensation Table
Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Daniel Dror, CEO (1)	2004	---	---	---	---	---	---
	2003	---	---	---	---	---	---
2002
Gary D. Woerz, President and CFO (2)	2004	---	---	---	---	---	---
	2003	---	---	---	---	---	---
	2002	---	---	---	---	---	---

(1) Mr. Dror received no compensation from the Registrant for serving as CEO.
(2) Mr. Woerz received no compensation from the Registrant for serving as President and CFO.

The Company has no employment agreement with any of its officers and directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of March 31, 2005, the Registrant had 20,000,000 shares of common stock issued and outstanding. All numbers are adjusted for the twenty for one forward stock split adopted August 3, 2004.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	American International Industries, Inc. 601 Cien Street, Suite 235, Kemah, TX 77565	16,311,280 shares	81.56%
Common Stock	Gary D. Woerz, President and CFO 601 Cien Street, Suite 235, Kemah, TX 77565	0 shares	0.00%
Common Stock	Daniel Dror, Chairman of the Board 601 Cien Street, Suite 235, Kemah, TX 77565	0 shares	0.00%
Common Stock	Jack Talan 3484 Southwest, Brentwood Drive, Portland, OR 97201	1,063,840 shares	6.52%
Common Stock	All officers and directors as a group (2 people)	0 shares	0.00%

To the knowledge of the Registrant, there are no arrangements which may result in a change in control of the Registrant. However, in the event that the Registrant enters into a business combination with an operating entity, it may experience a change in control. The Agreement with Hammonds will not result in a change in control of the Registrant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS Back to Table of Contents

During the last two fiscal years, to the knowledge of the Registrant, there was no person who had or has a direct or indirect material interest in any transaction or proposed transaction to which the Registrant was or is a party. Transactions in this context relate to any transaction which exceeds $60,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-KSB or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
3(i)	Articles of Incorporation, as amended, attached to the Registrant's Form 10-SB/12g filed on August 24, 2004.
3(i)1	Certificate of Amendment to the Articles of Incorporation, attached to the Registrant's Form 8-K filed on March 10, 2005.
3(ii)	Bylaws, attached to the Registrant's Form 10-SB/12g filed on August 24, 2004.
17	Letter on director resignation, attached to the Registrant's Form 8-K filed on December 29, 2004.
10.1	Stock Purchase Agreement between Registrant and Hammonds Technical Services, Inc., attached to the Registrant's Form 8-K filed on March 10, 2005
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002, filed herewith.

(b) Reports on Form 8-K Filed During the Last Quarter of the Fiscal Year Covered by this Report: The Registrant filed a Form 8-K during the last quarter of the fiscal year covered by this annual report. On December 29, 2004 the Registrant filed a Form 8-K disclosing under Item 5.02 the resignation of John W. Stump, III as a director of the Registrant.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed R.E. Bassie & Co. as independent public accountant for the fiscal year ending December 31, 2004 and December 31, 2003.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by R.E. Bassie & Co. for the audit of the Registrant's annual financial statements for the years ended December 30, 2004 and 2003, and fees billed for other services rendered by R.E. Bassie & Co. during those years.

Year Ended
	December 31, 2004	December 31, 2003
Audit fees (1)	$4,500	$6,000
Audit-related fees (2)	---	---
Tax fees (3)	---	---
All other fees	---	---
________________
(1) Audit fees consist of audit and review services, consents and review of documents filed with the SEC.
(2) Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.
(3) Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

SIGNATURES Back to Table of Contents

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DANIEL DROR DANIEL DROR CHIEF EXECUTIVE OFFICER AND CHAIRMAN Dated: April 15, 2005

/s/ GARY D. WOERZ CHIEF FINANCIAL OFFICER, PRESIDENT AND DIRECTOR Dated: April 15, 2005

Financial Statements Back to Table of Contents

R. E. Bassie & Co.
Certified Public Accountants

6671 Southwest Freeway, Suite 550
Houston, Texas 77074
Tel: (713) 272-8500 Fax: (713) 272-8515
E-Mail: Rebassie@aol.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

The Board of Directors and Stockholders

International American Technologies, Inc.:

We have audited the balance sheets of International American Technologies, Inc. (formerly Unlimited Coatings Corporation) as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity and cash flows for the each of the years in the two-year period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International American Technologies, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ R. E. Bassie & Co.

Houston, Texas
March 15, 2005

INTERNATIONAL AMERICAN TECHNOLOGIES, INC.
(Formerly Unlimited Coatings Corporation)
Balance Sheets Back to Table of Contents
December 31, 2004 and 2003

	2004	2003
Assets
Current assets:
Cash	$99	$3,542
Certificate of deposits	300,000	-
Amount due from affiliates	88,712	370,312
Total current assets	388,811	373,854

Long-term notes receivable	443,331	465,266
Total assets	$832,142	$839,120
Liabilities and Stockholders' Equity

Accounts payable and accrued expenses	15	-
Total liabilities	$15	$-

Stockholders' equity:
Preferred stock, $0.0001par value.
Authorized 5,000,000 shares: none issued
Common stock, $0.0001 par value. Authorized 195,000,000 shares:
20,000,000 shares issued and outstanding at December 31, 2004 and 2003	2,000	2,000
Additional paid-in capital	951,642	951,642
Accumulated deficit	(121,515)	(114,522)
Total stockholders' equity	832,127	839,120
Total liabilities and stockholders' equity	$832,142	$839,120

See accompanying notes to financial statements

INTERNATIONAL AMERICAN TECHNOLOGIES, INC.
(Formerly Unlimited Coatings Corporation)
Statements of Operations Back to Table of Contents
Years ended December 31, 2004 and 2003

	2004	2003
Revenues	$-	$-
Costs and expenses:
Cost of sales	-	-
Selling, general and administrative	30,968	3,689
Total operating expenses	30,968	3,689

Operating loss	(30,968)	(3,689)

Other income:
Interest income	23,968	28,785

Net income (loss) before income tax	(6,993)	25,096
Provision for income tax	-	-
Net income (loss) applicable to common shareholders	$(6,993)	$25,096

Net income (loss) per common share - basic and diluted	$(0.00)	$0.00

Weighted average common shares - basic and diluted	20,000,000	20,000,000

See accompanying notes to financial statements

AMERICAN INTERNATIONAL TECHNOLOGIES, INC.
(Formerly Unlimited Coatings Corporation)
Statements of Stockholders' Equity Back to Table of Contents
For the years ended December 31, 2004 and 2003

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders'
	shares	amount	capital	deficit	equity
Balance, December 31, 2002	20,000,000	$2,000	$951,642	$(139,618)	$814,024
Net income	-	-	-	25,096	25,096
Balance, December 31, 2003	20,000,000	2,000	951,642	(114,522)	839,120

Net loss	-	-	-	(6,993)	(6,993)
Balance, December 31, 2004	20,000,000	$2,000	$951,642	$(121,515)	$832,127

See accompanying notes to financial statements

INTERNATIONAL AMERICAN TECHNOLOGIES, INC.
Statements of Cash Flows Back to Table of Contents
Years ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net income (loss)	$(6,993)	$25,096
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization of property and equipment	-	-
Loss on sale of subsidiary	-	-
(Increase) decrease of operating assets:
Accounts receivable	-	2,500
Inventories	-	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	15	-
Net cash provided by (used in) operating activities	(6,978)	27,596

Cash flows from investing activities:
Redemption of certificate of deposit	300,000	-
Proceeds from payments on long-term notes receivable	21,935	24,177
Amount due from affiliates	281,600	-
Note receivable/payable to related party	-	(48,730)
Net cash provided by (used in) investing activities	3,535	(24,553)

Cash flows from financing activities:
Proceeds from short-term borrowings	-	-
Proceeds from long-term borrowings	-	-
Net cash provided by financing activities	-	-

Net increase (decrease) in cash	(3,443)	3,043
Cash at beginning of year	3,542	499
Cash at end of year or period	$99	$3,452

See accompanying notes to financial statements

INTERNATIONAL AMERICAN TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS Back to Table of Contents
December 31, 2004 and 2003

(1) Summary of Significant Accounting Policies

Organization, Ownership and Business

International American Technologies, Inc., f/k/a Unlimited Coatings Corporation, (the Company), is a public shell company with no operations in 2004 and 2003. The Company is 81.56% owned subsidiary of American International Industries, Inc.

Accounts Receivable

Accounts receivable consist primarily of trade receivables, net of a valuation allowance for doubtful accounts.

Inventories

Inventories are valued at the lower-of-cost or market on a first-in, first-out basis.

Property, Equipment and Depreciation

Property and equipment are recorded at cost less accumulated depreciation. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant gain or loss being recognized as a component of other income or expense. Depreciation is computed over the estimated useful lives of the assets (5-20 years) using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Maintenance and repairs are charged to operations as incurred.

Intangible Assets

The Company amortizes goodwill over a 15-year period and the non-compete agreements over their terms of 5 to 6 years on a straight-line basis. SFAS No. 142 eliminates the amortization of goodwill, and requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. The Company adopted SFAS No. 142 effective January 1, 2002.

Impairment of Long-Lived Assets

Realization of long-lived assets, including goodwill, is periodically assessed by the management of the Company. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. In management's opinion, there is no impairment of such assets at December 31, 2004 and 2003.

Revenue Recognition

The Company recognizes revenue at the time of shipment of product to its customers or completion of services provided.

Income Taxes

The Company is a taxable entity and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the temporary differences reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date of the rate change. A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be realized.

Earnings (Loss) Per Share

The basic net earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted average number of shares outstanding during a period. Diluted net earnings (loss) per common share is computed by dividing the net earnings (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

Management's Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The Company estimates the fair value of its financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the Company estimates of fair value are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumption and/or estimation methodologies may have a material effect on the estimated fair value amounts. The interest rates payable by the Company on its notes payable approximate market rates. The Company believes that the fair value of its financial instruments comprising accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.

New Standards Implemented

In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosures." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement were effective for the December 31, 2002 financial statements.

SFAS 149 - In April 2003, the FASB issued SFAS 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. In general, this Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have an impact on the Company’s financial condition or results of operations.

SFAS 150 - In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial condition or results of operations.

FASB Interpretation No. 45 - In November 2002, the FASB issued interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others (FIN 45). Beginning with transactions entered into after December 31, 2002, FIN 45 requires certain guarantees to be recorded at fair value, which is different from prior accounting practices, which was generally to record a liability only when a loss was probable and reasonably estimable, as defined in SFAS 5, Accounting for Contingencies. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the Company to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. In accordance with FIN 45 the Company will record guarantees entered into after December 31, 2002, as a liability, at fair value.

(2) Income Taxes

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended December 31, are as follows:

	December 31
	2004	2003
Tax expense/(benefit) computed at statutory rate for continuing operations	$(2,400)	$8,500
Loss on sales of subsidiary	-	-
Change in valuation allowance, net of tax (benefit) of operations	2,400	(8,500)
Tax expense/(benefit) for continuing operations	$-	$-

The Company's parent has current net operating loss carryforwards in excess of $9,000,000 as of December 31, 2004, to offset future taxable income, which expire in various years through 2024.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

		December 31
		2004		2003
Deferred tax assets:	$		$
Net operating loss		41,300		38,900
Total deferred tax asset		41,300		38,900
Valuation allowance		(41,300)		(38,900)
Net deferred asset		$-		$-

At December 31, 2004, the Company provided a 100% valuation allowance for the deferred tax asset because given the volatility of the current economic climate, it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

(3) Subsequent Events

In March 2005, the Company signed a definitive agreement to acquire an equity interest in Hammonds Technical Services, Inc. which is based in Houston, Texas. The closing of this transaction is planned for April 2005.