Form 10QSB
period 2005-03-31
International American Technologies, Inc.
filed 2005-05-20
CIK 1300524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-50912

INTERNATIONAL AMERICAN TECHNOLOGIES, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Nevada	88-0225318
(State of Incorporation)	(I.R.S. Employer Identification No.)

601 Cien Street, Suite 235, Kemah, TX	77565-3077
(Address of Principal Executive Offices)	(ZIP Code)

 Registrant's Telephone Number, Including Area Code: (281) 334-9479

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No [  ]

At March 31, 2005, the Registrant had 20,125,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three-month periods ended March 31, 2005 and 2004 are attached to this quarterly report.

Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND PLAN OF OPERATION Back to Table of Contents

Forward-Looking Statements; Market Data

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

Overview

International American Technologies, Inc., a Nevada corporation, is publicly traded on the pink sheets under the symbol IMTG. The Company was incorporated on August 18, 1986 and is a 81.05% owned subsidiary of American International Industries, Inc., a company reporting under the Exchange Act with its shares subject to quotation on the OTCBB under the symbol AMIN.

Recent Developments

On February 28, 2005, the Registrant entered into an Agreement to acquire 51% of the capital stock of Hammonds Technical Services, Inc., a privately owned Texas corporation ("Hammonds") in consideration for the Registrant or its parent, American International Industries, Inc., providing: (i) $1,000,000 in cash to Hammonds for working capital; (ii) a secured revolving long-term line of credit in the amount of $2,000,000; and (iii) the parent, American International Industries, Inc., shall issue 145,000 restricted shares of common stock to the Registrant in consideration for a $1,450,000 promissory note. These shares will be exchanged for two minority equity interests in Hammonds owned by third parties, which minority interest will be canceled. It is anticipated that the Agreement will close in April 2005, and Hammonds will become a subsidiary of the Registrant. In connection with a stock purchase agreement in between the Company and Hammonds Technical Services, Inc. on February 28, 2005, which agreement closed on April 28, 2005, the Registrant changed its name from Unlimited Coatings Corporation to International American Technologies, Inc. The Registrant

Results of Operations

During the three-month period ended March 31, 2005, we had no active business operations. Our operating activities were related to seeking a new business opportunity. We used our limited resources in connection with such activities. We generated no revenues during the three-month periods ended March 31, 2005 and 2004. Our operating expenses during the three-month period ended March 31, 2005 were $10,970 compared to operating expenses of $2,595 during the same period of the prior year. We had interest income of $6,194 during the three-month period ended March 31, 2005 compared to $4,933 during the same period of 2004. We had a net loss of $4,776 during the three-month period of 2005 compared to net income of $2,338 during the same period of the prior year.

Liquidity and Capital Resources

At March 31, 2005 and December 31, 2004, we had current assets of $400,957 and $388,811, respectively. The current assets principally represent amounts due from an affiliate. During the same periods we had total assets of $838,058 and $832,142, respectively. We had no material liabilities at March 31, 2005 or December 31, 2004. Our accumulated deficit at March 31, 2005 and December 31, 2004 was $126,291 and $121,515, respectively.

In future periods our financial statements will reflect our 51% ownership of Hammonds Technical Services, Inc.

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2005, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

The Registrant's officers and directors are not aware of any threatened or pending litigation to which the Registrant is a party.

ITEM 2. CHANGES IN SECURITIES Back to Table of Contents

On February 22, 2005, the Registrant issued 100,000 restricted shares of common stock to its president and 25,000 restricted shares of common stock to its secretary for services valued at $0.08 per share. The issuance of the restricted shares of common stock was based upon the exemption in Section 4(2) under the Securities Act of 1933 and the recipients were accredited investors due to their positions as officers of the Registrant.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Back to Table of Contents

None.

ITEM 5. OTHER INFORMATION Back to Table of Contents

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-QSB or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K During the Period Covered by this Report: The Registrant filed a Form 8-K on March 10, 2005, with disclosure under Item 1.01, the agreement to acquire Hammonds; Item 5.02, the appointment of a new director; Item 5.03, the change in the Registrant's name; Item 8.01, the press release related to the Hammonds acquisition; and Item 9.01, the intention to file financial statements related to the acquisition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ GARY D. WOERZ
   PRESIDENT AND CHIEF FINANCIAL OFFICER
   Dated: May 20, 2005

Financial Statements Back to Table of Contents

INTERNATIONAL AMERICAN TECHNOLOGIES, INC.
(Formerly Unlimited Coatings Corporation)
Balance Sheets Back to Table of Contents

	March 31, 2005	December 31, 2004
		(Audited)
Assets
Current assets:
Cash	$1,245	$99
Certificate of deposits	-	300,000
Amount due from affiliate	399,712	88,712
Total current assets	400,957	388,811

Notes receivable	437,101	443,331
Total assets	$838,058	$832,142

Liabilities and Stockholders' Equity

Accounts payable and accrued expenses	707	15
Total liabilities	$707	$15

Stockholders' equity:
Preferred stock, $0.0001par value, authorized 5,000,000 shares: none issued	-	-
Common stock, $0.0001 par value, authorized 195,000,000 shares:
20,125,000 shares and 20,000,000 shares issued and outstanding
at March 31, 2005 and December 31, 2004	2,013	2,000
Additional paid-in capital	1,564,129	1,554,142
Accumulated deficit	(126,291)	(121,515)
	1,439,851	1,434,627
Less treasury stock, at cost	(602,500)	(602,500)
Total stockholders' equity	837,351	832,127
Total liabilities and stockholders' equity	$838,058	$832,142

See accompanying notes to financial statements

INTERNATIONAL AMERICAN TECHNOLOGIES, INC.
(Formerly Unlimited Coatings Corporation)
Statements of Operations Back to Table of Contents
(Unaudited)

	Three-Months Ended	Three-Months Ended
	March 31, 2005	March 31, 2004
Revenues	$-	$-
Costs and expenses:
Cost of sales	-	-
Selling, general and administrative	10,970	2,595
Total costs and expenses	10,970	2,595

Operating loss	(10,970)	(2,595)

Other income:
Interest income	6,194	4,933
Total other income	6,194	4,933

Net income (loss) before income tax	(4,776)	2,338

Provision for income tax	-	-
Net income (loss)	(4,776)	2,338

Net income (loss) per common share - basic and diluted	$(0.00)	$0.00

Weighted average common shares - basic and diluted	20,052,500	20,000,000

See accompanying notes to financial statements

INTERNATIONAL AMERICAN TECHNOLOGIES, INC.
Statements of Cash Flows Back to Table of Contents
(Unaudited)

	Three-Months Ended	Three-Months Ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net income (loss)	$(4,776)	$2,338
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Common stock issued for services	10,000	-
(Increase) decrease of operating assets:
Amount due from parent company	(311,000)	(9,300)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	692	-
Net cash used in operating activities	(305,084)	(6,962)

Cash flows from investing activities:
Redemption of certificate of deposit	300,000	-
Long-term notes receivable	6,230	3,885
Net cash provided by investing activities	306,230	3,885

Cash flows from financing activities:	-	-

Net increase (decrease) in cash	1,146	(3,077)

Cash at beginning of period	99	3,542
Cash at end of period	$1,245	$465

See accompanying notes to financial statements

INTERNATIONAL AMERICAN TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS Back to Table of Contents
March 31, 2005

(1) General

International American Technologies, Inc., f/k/a Unlimited Coatings Corporation, (the Company), is a company which had no operations in 2004 and 2003. The Company is 81% owned subsidiary of American International Industries, Inc. (AIII).

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2005 are not indicative of the results that may be expected for the year ending December 31, 2005.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's audited consolidated financial statements and related footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

(2) Use of Estimates

The preparation of financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(3) Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.

The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 30, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends FASB statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

(4) Subsequent Events

In February 2005, the Company signed a definitive agreement to acquire 51% of the outstanding capital stock of Hammonds Technical Services, Inc. based in Houston, Texas. The transaction was closed effective April 28, 2005.