Form 10QSB
period 2005-06-30
International American Technologies, Inc.
filed 2005-08-15
CIK 1300524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

At June 30, 2005, the Registrant had 20,125,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three and six-month periods ended June 30, 2005 and 2004 are attached to this quarterly report.

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

Results of Operations and Financial Conditions

Revenues: Gross revenues for the three month and six month period ended June 30, 2005 were $576,035. There is no comparison to 2004 because IMTG did not have any operating revenues. IMTG completed its acquisition of Hammonds Technical Services on April 28, 2005. The revenues reflect two months of activity. IMTG expects Hammonds Technical Services to report revenues of about two million in the third and fourth quarters.

Cost of Sales: Costs of sales for the three month and six month period ending June 30, 2005 were $389,139. With the increase in backlog we expect to purchase necessary inventory in quantities which will increase productivity and decrease cost of sales.

General and administrative expenses: In for the three month period ended June 30, 2005 selling, general and administrative expenses totaled $391,955 as compared to $206 for the period ended June 30, 2004. For the six month period ended June 30, 2005 selling, general and administrative expenses were $402,925 as compared to $2,801 for the six month period ended June 30, 2004. The increase in selling, general and administrative expenses were due to the acquisition of Hammonds Technical Services.

Operating Income (Loss): Our operating loss for the three month period ended June 30,2005 was $205,059 as compared to an operating loss of $206 for the three month period ended June 30, 2004. For the six month period ended June 30, 2005 our operating loss was $216,029 as compared to an operating loss of $2,801 for the period ended June 30, 2004. We expect with our current backlog to stabilize our production costs and maintain reasonable SG&A expenses so that Hammonds Technical Services could be at break even at the end of the third quarter and profitable from operations by the fourth quarter.

Other Income (Loss): Other income for the three and six month periods ended June 30, 2005 was $466,350 due to the restructuring of debt in June, 2005.

Net Income (Loss): Net Income for the three month period ended June 30, 2005 was $130,582 as compared to $6,184 for the period ended June 30, 2004. For the six month period ended June 30, 2005 the net income was $125,806 as compared to $8,522 for the period ended June 30, 2004.The increase was the result of a restructuring of debt..

Liquidity and Capital Resources

Cash provided in operating activities for the six months ended June 30,2005 was $10,208 compared to cash used by operating activities of ($11,803) for the period ended June 30, 2004. Net cash provided for the period ended June 30, 2005 was $249,938. Hammonds Technical Services obtained a $2,000,000 revolving line of credit which is payable in eighteen months.

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2005, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
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

None.

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

Exhibit No.	Description
31.1	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
31.2	Certification of President and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K During the Period Covered by this Report:

The Registrant did not file a Form 8-K during the three-month period ended June 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ GARY D. WOERZ
   PRESIDENT AND CHIEF FINANCIAL OFFICER
   Dated: August 15, 2005

Financial Statements Back to Table of Contents

INTERNATIONAL AMERICAN TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets Back to Table of Contents
June 30, 2005 and December 31, 2004
(unaudited)

	June 30, 2005	December 31, 2004
		(Audited)

Assets
Current assets:
Cash	$44,174	$99
Certificate of deposits	-	300,000
Accounts receivable, less allowance for doubtful accounts
of $44,465 at June 30 2005	478,123	-
Inventories	942,515	-
Prepaid expenses and other assets	26,453	-
Amount due from affiliate	-	88,712
Total current assets	1,491,265	388,811

Long-term notes receivable	428,623	443,331
Property and equipment, net of accumulated
depreciation and amortization	806,481	-
Excess of cost over net assets of businesses acquired	4,134,049	-
Patents and trademarks, net of accumulated amortization	138,415
Other assets	17,518	-
Total assets	$7,016,351	$832,142

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	1,116,829	15
Short-term notes payable	263,190	-
Amount due to related parties	1,581,788	-
Total current liabilities	2,961,807	15

Long-term debt	886,380	-
Minority interest	2,200,231	-
Total liabilities	6,048,418	15

Stockholders' equity:
Preferred stock, $0.0001par value, authorized 5,000,000 shares: none issued	-	-
Common stock, $0.0001 par value, authorized 195,000,000 shares:
20,125,000 shares issued and outstanding at June 30, 2005
and 20,000,000 shares and outstanding at December 31, 2004	2,013	2,000
Additional paid-in capital	961,629	951,642
Accumulated deficit	4,291	(121,515)
Total stockholders' equity	967,933	832,127
Total liabilities and stockholders' equity	$7,016,351	$832,142

See accompanying notes to consolidated financial statements.

INTERNATIONAL AMERICAN TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations Back to Table of Contents
For the three six months ended June 30, 2005 and 2004
(Unaudited)

	Three-Months Ended	Three-Months Ended	Six-Months Ended	Six-Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Revenues	$576,035	$-	$576,035	$-
Costs and expenses:
Cost of sales	389,139	-	389,139	-
Selling, general and administrative	391,955	206	402,925	2,801
Total costs and expenses	781,094	206	792,064	2,801

Operating loss	(205,059)	(206)	(216,029)	(2,801)

Other income:
Interest income	5,469	6,390	11,663	11,323
Other income	466,350	-	466,350	-
Total other income (expense)	471,819	6,390	478,013	11,323

Net earnings before income tax	266,760	6,184	261,984	8,522
Provision for income tax	-	-	-	-
Net earnings from operations before minority interest	266,760	6,184	261,984	8,522

Minority interest	(136,178)	-	(136,178)	-
Net earnings	$130,582	$6,184	$125,806	$8,522

Net earnings applicable to common shareholders:
Basic and diluted	$0.01	$0.00	$0.01	$0.00

Weighted average common shares - basic and diluted	20,125,000	20,000,000	20,088,750	20,000,000

See accompanying notes to consolidated financial statements.

INTERNATIONAL AMERICAN TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows Back to Table of Contents
Six months ended June 30, 2005 and 2004
(Unaudited)

	Six-Months Ended	Six-Months Ended
	June 30, 2005	June 30, 2004

Cash flows from operating activities:
Net earnings	$125,806	$8,522
Adjustments to reconcile net earnings
to net cash provided by (used in) operating activities:
Depreciation and amortization	55,616	-
Common stock issued for services	10,000	-
Gain on restructuring of debt	(466,350)	-
Minority interest	136,178	-
(Increase) decrease of operating assets, net of acquisition of subsidiary:
Accounts receivable	31,243	-
Inventories	(133,677)	-
Prepaid expenses and other current assets	3,208	-
Other assets	1,167	-
Increase (decrease) in operating liabilities, net of acquisition of subsidiary:
Accounts payable and accrued expenses	(35,768)	129
Net cash provided by (used in) operating activities	(272,577)	8,651

Cash flows from investing activities:
Redemption of certificate of deposit	300,000	-
Notes receivable	14,708	9,797
Amount due from/to affiliates	(304,500)	(21,600)
Net cash provided by (used in) investing activities	10,208	(11,803)

Cash flows from financing activities:
Proceeds from long-term debt	886,380	-
Repayment of short-term notes payable	(636,442)	-
Net cash provided by financing activities	249,938	-

Net decrease in cash	(12,431)	(3,152)

Cash at beginning of year	56,605	3,542
Cash at end of period	$44,174	$390

Supplemental schedule of cash flow information:	$-	$-

See accompanying notes to consolidated financial statements.

INTERNATIONAL AMERICAN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Back to Table of Contents
June 30, 2005

(1) General

International American Technologies, Inc. (the "Company" or "IMTG"), operates as a holding company with one majority-owned subsidiary. The Company is a majority owned subsidiary of American International Industries, Inc. (AIII).

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 2005 are not indicative of the results that may be expected for the year ending December 31, 2005.

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

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, "Inventory Costs— an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

(4) Acquisition

Effective April 28, 2005, the Company entered into a Stock Purchase Agreement ("the Agreement") to acquire a 51% interest in the capital stock of Hammonds Technical Services, Inc., a privately owned Texas corporation ("Hammonds") in consideration for the Company or its parent, American International Industries, Inc., providing: (i) $1,000,000 in cash to Hammonds for working capital; (ii) a secured revolving long-term line of credit in the amount of $2,000,000; and (iii) the parent shall issue 145,000 restricted shares of common stock to the Company in consideration for a $1,450,000 promissory note. These shares will be exchanged for two minority equity interests in Hammonds owned by third parties, which minority interest will be cancelled. The total purchase price to acquire the 51% in Hammonds was $2,148,300, representing cash payments of $525,000, 145,000 shares of AIII’s restricted common stock valued at $1,450,000 and the assumption of a note payable to one of the former shareholders in the amount of $173,300.

Hammonds is a manufacturers of fuel injectors and pumps for the aviation industry, and producer of fuel and water additives for the aviation and potable water industries. Sales are made to customers in both domestic and international markets.

As required by SFAS No. 141, the Company has recorded the acquisition using the purchase method of accounting with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition date. The purchase price of $2,148,300 had been allocated at follows:

Current assets	$1,404,371
Property and equipment, net	826,765
Patents and trademarks, net of amortization	173,749
Goodwill	4,134,049
Other non-current assets	18,685
Current liabilities	(2,345,266)
49% interest not acquired	(2,064,053
$2,148,300

Revenues and expenses are included in the Company’s statement of operations from May 1, 2005 through June 30, 2005.

The following unaudited pro forma data summarizes the results of operations of the Company for the three and six month periods ended June 30, 2005 and 2004 as if the acquisition had been completed on January 1, 2004. The pro forma data gives effect to the actual operating results prior to acquisition. The pro forma results do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred on January 1, 2004 or may be achieved in the future.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Revenues	$809,042	$1,027,083	$1,739,058	$1,944,450
Net income (loss)	138,250	(54,583)	(47,583)	(150,215)
Basic net earnings (loss) per share	$0.01	($0.00)	($0.00)	($0.01)

(5) Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The estimated federal income tax expense for the six and three-month periods ended June 30, 2005 and 2004 is eliminated by net operating loss carry forwards.