Form 10QSB
period 2005-09-30
International American Technologies, Inc.
filed 2005-11-09
CIK 1300524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

At September 30, 2005, the Registrant had 20,135,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three and nine-month periods ended September 30, 2005 and 2004 are attached to this quarterly report.

Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION Back to Table of Contents

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

On February 28, 2005, the Registrant entered into an Agreement to acquire 51% of the capital stock of Hammonds Technical Services, Inc., a privately owned Texas corporation ("Hammonds") in consideration for the Registrant or its parent, American International Industries, Inc., providing: (i) $1,000,000 in cash to Hammonds for working capital; (ii) a secured revolving long-term line of credit in the amount of $2,000,000; and (iii) the parent, American International Industries, Inc., shall issue 145,000 restricted shares of common stock to the Registrant in consideration for a $1,450,000 promissory note. These shares will be exchanged for two minority equity interests in Hammonds owned by third parties, which minority interest will be canceled. In April 2005, Hammonds became a majority-owned subsidiary of the Registrant.

Results of Operations and Financial Conditions

The Company's results of operations during the three- and nine-month period ended September 30, 2005 are not comparative to the numbers during the same period in the prior year because the Company had not acquired Hammonds and was a non-operating company in 2004.

Revenues: Gross revenues for the three month and nine month period ended September 30, 2005 were $1,128,887 and 1,704,922, respectively.

Cost of Sales: Costs of sales for the three month and nine month period ending September 30, 2005 were $915,904 and 1,305,043, respectively. With the increase in backlog we expect to purchase necessary inventory in quantities which will increase our gross margins and expect decreased cost of sales.

General and administrative expenses: In for the three month period ended September 30, 2005 selling, general and administrative expenses totaled $656,022 compared to $4,165 for the three-month period ended September 30, 2004. For the nine-month period ended September 30, 2005 selling, general and administrative expenses were $1,058,947 compared to $4,371 for the nine-month period ended September 30, 2004. The increase in selling, general and administrative expenses were due to the acquisition of Hammonds Technical Services.

Operating Loss: Our operating loss for the three-month period ended September 30, 2005 was $443,039 compared to an operating loss of $4,165 for the three-month period ended September 30, 2004. For the nine-month period ended September 30, 2005 our operating loss was $659,098 compared to an operating loss of $4,371 for the period ended September 30, 2004. We expect our operating loss to incrementally decrease based on our current backlog of orders.

Other Income (Loss): Other income for the three- and nine-month periods ended September 30, 2005 was $55,411 and 533,424, which income was due to interest income and the restructuring of debt in 2005.

Net Income (Loss): Net loss for the three-month period ended September 30, 2005 was $387,628 as compared to a net income of $7,055 for same period in the prior year. For the nine-month period ended September 30, 2005, the net loss was $125,644 as compared to a net income of $8,522 for the same period in the prior year.

Liquidity and Capital Resources

Cash used in operating activities during the nine months ended September 30, 2005 was $964,984 as compared to cash provided by operating activities of $14,382 during the same period in the prior year. The Company's negative cash flow from operations was mainly due the a net loss, a gain of $466,350 as a result of debt restructuring, an increase in inventories in the amount of $270,483 and cash outflow due to a decrease in accounts payable. Non-cash charges in the amount of $90,901 related to depreciation and amortization and common stock issued for services valued at $13,500 offset cash used in operating activities. The Company received $1,931,968 during the nine-month period ended September 30, 2005 from the issuance of long-term debt instruments offset by payments of $636,442 due for short-term payables resulting in $1,295,526 provided by financing activities during the nine-month period ended September 30, 2005. The Company used $384,230 for investing activities during the nine months ended September 30, 2005. Hammonds Technical Services obtained a $2,000,000 revolving line of credit which is payable in eighteen months.

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2005, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
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

The Registrant did not file a Form 8-K during the three-month period ended September 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ GARY D. WOERZ
   PRESIDENT AND CHIEF FINANCIAL OFFICER
   Dated: November 9, 2005

Financial Statements Back to Table of Contents

INTERNATIONAL AMERICAN TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets Back to Table of Contents
September 30, 2005 and December 31, 2004
(unaudited)

	September 30, 2005	December 31, 2004
		(Audited)

Assets
Current assets:
Cash	$2,917	$99
Certificate of deposits	-	300,000
Accounts receivable, less allowance for doubtful accounts
of $49,651 at September 30 2005	516,582	-
Inventories	1,079,321	-
Prepaid expenses and other assets	97,619	-
Amount due from affiliate	-	88,712
Total current assets	1,696,439	388,811

Long-term notes receivable	424,310	443,331
Property and equipment, net of accumulated
depreciation and amortization	839,080	-
Excess of cost over net assets of businesses acquired	4,603,634	-
Patents and trademarks, net of accumulated amortization	135,582
Other assets	42,435	-
Total assets	$7,741,480	$832,142

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	922,629	15
Short-term notes payable	263,190	-
Amount due to related parties	1,549,788	-
Total current liabilities	2,735,607	15

Long-term debt	1,931,968	-
Minority interest	2,353,922	-
Total liabilities	7,021,497	15

Stockholders' equity:
Preferred stock, $0.0001par value, authorized 5,000,000 shares: none issued	-	-
Common stock, $0.0001 par value, authorized 195,000,000 shares:
20,135,000 shares issued and outstanding at September 30, 2005
and 20,000,000 shares and outstanding at December 31, 2004	2,014	2,000
Additional paid-in capital	965,128	951,642
Accumulated deficit	(247,159)	(121,515)
Total stockholders' equity	719,983	832,127
Total liabilities and stockholders' equity	$7,741,480	$832,142

See accompanying notes to consolidated financial statements.

INTERNATIONAL AMERICAN TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations Back to Table of Contents
For the three and nine months ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Revenues	$1,128,887	$-	$1,704,922	$-
Costs and expenses:
Cost of sales	915,904	-	1,305,043	-
Selling, general and administrative	656,022	4,165	1,058,947	4,371
Total costs and expenses	1,571,926	4,165	2,363,990	4,371

Operating loss	(443,039)	(4,165)	(659,068)	(4,371)

Other income (expenses):
Interest income	2,662	11,220	14,325	17,610
Other income	52,749	-	519,099	-
Total other income	55,411	11,220	533,424	17,610

Net earnings (loss) before income tax	(387,628)	7,055	(125,644)	13,239
Provision for income tax	-	-	-	-
Net earnings from operations before minority interest	(387,628)	7,055	(125,644)	13,239

Minority interest	-	-	-	-
Net earnings (loss)	$(387,628)	$7,055	$(125,644)	$13,239

Net earnings applicable to common shareholders:
Basic and diluted	$(0.02)	$0.00	$(0.01)	$0.00

Weighted average common shares - basic and diluted	20,129,000	20,000,000	20,102,650	20,000,000

See accompanying notes to consolidated financial statements.

INTERNATIONAL AMERICAN TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows Back to Table of Contents
Nine months ended September 30, 2005 and 2004
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004

Cash flows from operating activities:
Net earnings	$(125,644)	$13,239
Adjustments to reconcile net earnings
to net cash provided by (used in) operating activities:
Depreciation and amortization	90,901	-
Common stock issued for services	13,500	-
Gain on restructuring of debt	(466,350)	-
(Increase) decrease of operating assets, net of acquisition of subsidiary:
Accounts receivable	(7,216)	-
Inventories	(270,483)	-
Prepaid expenses and other current assets	(67,958)	-
Other assets	(23,750)	-
Increase (decrease) in operating liabilities, net of acquisition of subsidiary:
Accounts payable and accrued expenses	(107,984)	1,143
Net cash provided by (used in) operating activities	(964,984)	14,382

Cash flows from investing activities:
Purchase of property and equipment	(65,051)	-
Redemption of certificate of deposit	300,000	-
Cash acquired in acquisition	56,506	-
Notes receivable	19,021	15,813
Amount due from/to affiliates	(638,200)	(32,600)
Net cash provided by (used in) investing activities	327,724	(16,787)

Cash flows from financing activities:
Proceeds from long-term debt	1,931,968	-
Repayment of short-term notes payable	(636,442)	-
Net cash provided by financing activities	1,295,526	-

Net increase (decrease) in cash	2,818	(2,405)

Cash at beginning of year	99	3,542
Cash at end of period	$2,917	$1,137

Supplemental schedule of cash flow information:	$-	$-

See accompanying notes to consolidated financial statements.

INTERNATIONAL AMERICAN TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to  Consolidated Financial Statements Back to Table of Contents
September 30, 2005

(1) General

International American Technologies, Inc. (the "Company" or "IMTG"), operates as a holding company with one majority-owned subsidiary. The Company is a majority owned subsidiary of American International Industries, Inc. (AIII).

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 2005 are not indicative of the results that may be expected for the year ending December 31, 2005.

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

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, "Inventory Costs- an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

(4) Acquisition

Effective April 28, 2005, the Company entered into a Stock Purchase Agreement ("the Agreement") to acquire a 51% interest in the capital stock of Hammonds Technical Services, Inc., a privately owned Texas corporation ("Hammonds") in consideration for the Company or its parent, American International Industries, Inc., providing: (i) $1,000,000 in cash to Hammonds for working capital; (ii) a secured revolving long-term line of credit in the amount of $2,000,000; and (iii) the parent shall issue 145,000 restricted shares of common stock to the Company in consideration for a $1,450,000 promissory note. These shares will be exchanged for two minority equity interests in Hammonds owned by third parties, which minority interest will be cancelled. The total purchase price to acquire the 51% in Hammonds was $2,450,000, representing cash payments of $826,700, 145,000 shares of AIII’s restricted common stock valued at $1,450,000 and the assumption of a note payable to one of the former shareholders in the amount of $173,300.

Hammonds is a manufacturer of fuel injectors and pumps for the aviation industry, and producer of fuel and water additives for the aviation and potable water industries. Sales are made to customers in both domestic and international markets.

As required by SFAS No. 141, the Company has recorded the acquisition using the purchase method of accounting with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition date. The purchase price of $2,148,300 had been allocated at follows:

Current assets	$1,404,371
Property and equipment, net	826,765
Patents and trademarks, net of amortization	173,749
Goodwill	4,603,634
Other non-current assets	18,685
Current liabilities	(2,223,282)
49% interest not acquired	(2,353,922)
$2,450,000

Revenues and expenses are included in the Company’s statement of operations from May 1, 2005 through September 30, 2005.

The following unaudited pro forma data summarizes the results of operations of the Company for the three and nine month periods ended September 30, 2005 and 2004 as if the acquisition had been completed on January 1, 2004. The pro forma data gives effect to the actual operating results prior to acquisition. The pro forma results do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred on January 1, 2004 or may be achieved in the future.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues	$1,128,887	$1,985,115	$1,704,922	$3,929,565
Net income (loss)	$(387,628)	$(253,425)	$(125,644)	$(403,640)
Basic net earnings (loss) per share	$(0.02)	$(0.01)	$(0.01)	$(0.02)

(5) Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The estimated federal income tax expense for the nine-month periods ended September 30, 2005 and 2004 is eliminated by net operating loss carry forwards.