Form 10KSB
period 2005-12-31
International American Technologies, Inc.
filed 2006-04-28
CIK 1300524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐                               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 0-50912

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

At December 31, 2005, the aggregate market value of the 3,823,720 common stock held by non-affiliates of the registrant was approximately $2,485,418. At December 31, 2005, the registrant had 20,135,000 shares of common stock outstanding. Issuer's revenues for its most recent fiscal year: $3,395,151.

Indicate whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Cautionary Statement regarding Forward-Looking Statements

This Annual Report on Form 10-KSB of International American Technologies, Inc. (hereinafter the "Company", the "Registrant" or "IMTG") includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Registrant that may cause its actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-KSB and in the Registrant's other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. For a more detailed discussion of the foregoing risks and uncertainties, see "Risk Factors".

PART I

ITEM 1. DESCRIPTION OF BUSINESS Back to Table of Contents

International American Technologies, Inc.

International American Technologies, Inc., a Nevada corporation, is publicly traded on the pink sheets under the symbol IMTG. The Company was incorporated on August 18, 1986 and in connection with a stock purchase agreement in between the Company and Hammonds Technical Services, Inc. effective on April 28, 2005, the Registrant changed its name from Unlimited Coatings Corporation to International American Technologies, Inc. The Registrant is an 81.0% owned subsidiary of American International Industries, Inc., a public reporting company under the Exchange Act with its shares subject to quotation on the OTCBB under the symbol AMIN.

Description of Hammonds Business

Some of the statements contained in this current report of International American Technologies Inc., (hereinafter the "Company", "IMTG", "We" or the "Registrant"  discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. On February 28, 2005, the Registrant entered into a Stock Purchase Agreement (the "Agreement") to acquire 51% of the capital stock of Hammonds Technical Services, Inc., a privately owned Texas corporation ("Hammonds") in consideration for the Registrant or its parent, American International Industries, Inc., providing: (i) $1,000,000 in cash to Hammonds for working capital; (ii) a secured revolving long-term line of credit in the amount of $2,000,000; and (iii) the Registrant's parent, American International Industries, Inc., issuing 145,000 restricted shares of common stock to the Registrant in consideration for a $1,450,000 promissory note. These restricted shares were exchanged for two minority equity interests in Hammonds owned by third parties, which minority interest were canceled. Pursuant to the Agreement, which closed on April 28, 2005, Hammonds became a subsidiary of the Registrant.

General Background of Hammonds

Hammonds Technical Services, Inc. and Hammonds Fuel Additives, Inc. were separate entities and on February 28, 2005 Hammonds Fuel Additives was merged into Hammonds Technical Services. Hammonds manufactures engineered products and chemicals that serve multiple segments of the fuels distribution, water treatment and utility vehicle industries. Hammonds' products are marketed by a worldwide network of distributors, manufacturers representatives and original equipment manufacturers. Hammonds was founded in 1982 by Carl Hammonds and provides the following diverse products and services:

The treatment of municipal and industrial water is a growing industry in the U.S., as the demand for clean water grows. Hammonds' proprietary solid disinfection technology provides a major alternative to gaseous chlorine used in every phase of water treatment. Hammonds believes that the areas of drinking water, food processing and industrial waste treatment present a significant growth potential for Hammonds' water treatment technology. Hammonds distributed 1.2 million pounds of calcium hypochlorite for municipal disinfection through its distribution network in 2005 and believes that it will distribute 2.5 million pounds in 2006.

Hammonds designs and manufactures fluid handling equipment. Hammonds fluid powered additive systems permit the use of a single battlefield fuel by supplying both distribution and tactical additive injectors to all branches of the United States military. Hammonds intends to continue to provide additive injection systems to the military through sole source equipment long-term contracts. Hammonds manufactures truck mounted injectors with custom blending at the end of the hose for jet fuel and other products such as diesel, LPGN (propane), home heating oil, and bio-diesel. In January 2005, Hammonds began a long-term project to install dye injection systems in over eight hundred Canadian and U.S. stationary and truck mounted diesel delivery injectors and is continuing this project in 2006.

Hammonds' fuel additive division produces and markets motor and aviation fuel additives, with Biobor® JF as its primary product, serving the aviation, stand-by power and marine fuel markets. Biobor® JF is one of only two biocides approved for use in aviation fuels, but it has also been tested and approved as a preservative for manufactured wood products such as engineered trusses, windows and sheet building materials. The expanding use of these manufactured wood products should provide a new expanded market for Biobor® JF since products such as arsenic have been removed from the list of approved wood preservatives.

In March 2005, Hammonds started production of an entirely new type of industrial utility vehicle called Omni Directional Vehicle ("ODV"). Hammonds believes that ODV utility vehicle will establish a new standard for industrial utility vehicles based on vehicle safety and performance. Hammonds believes that the patented new design can be utilized in connection with forklifts, freight terminal tractors, security vehicles, industrial highway mowers and a full range of aviation ground handling vehicles. Hammonds has produced several prototypes of its new ODV product at its plant in Houston, Texas. Hammonds has entered into license agreements with manufacturers to produce a range of vehicles based on its ODV patented technology. In addition, Hammonds has received initial stocking orders for ODVs from distributors which provide for six ODVs and a delivery schedule of a minimum of two ODVs per month for the next twelve months. The total revenues of the initial stocking orders and the scheduled delivery orders are estimated to at $2,500,000.

Description of Hammonds Products and Services

Water Treatment Technology Systems

Tableted Calcium Hypochlorite Systems: Manufactured by Hammonds under several United States and foreign patents, Hammonds industrial and municipal tablet systems provide water disinfection for a wide range of potable and waste water applications. Hammonds pioneered engineered tablet systems and believes that it is well established in the markets for solid chemical disinfection.

Granulated and Powder Blenders: This equipment, for which Hammonds has several patents, is used to blend and inject a variety of hydroscopic materials into pressurized fluid lines. Hammonds believes that this equipment offers competitive features related to its packaging system, removal of environmental contamination, personnel safety, preservation of product quality and accurate feed rates. Hammonds' dry products blender equipment can primarily be used in municipal and industrial waste water treatments, food processing, refining and paper manufacture.

Hydrostatic Test Equipment: Hammonds manufactures a variety of test and service equipment used in manufacturing and servicing pipelines, distribution systems and process equipment. This equipment is distributed through municipal water equipment distributors and the rental industry.

Hammonds also manufactures and markets a line of granulated and powder blenders under its U.S. patents, which equipment is used to blend and inject a variety hydroscopic materials into pressurized fluid lines. Hammonds' dry products blenders are used in municipal and industrial waste water treatment, food processing, refining and paper manufacture.

Fuel Handling Equipment Systems

Fluid Powered Injectors: Hammonds' injector systems are injection pumps that are driven and controlled by the flow of product. They utilize a fluid driven motor that furnishes both power and control to the injector. Requiring no external power, these injectors provide accurate proportionate-to-flow injection of up to eight different additives, separately or simultaneously. With primary applications in fuel distribution, Hammonds' fluid powered injectors are chosen for aviation fuels for application in fuel system icing inhibitors, corrosion inhibitors, conductivity and thermal stability additives.

"Smart" Electronic Injectors: This technology combines fluid powered technology with electronic process controls for use in data analysis and performance verification of Hammonds' fuel handling systems. Introduced to the aviation industry by Hammonds, these innovative systems have given Hammonds a strong market position and Hammonds expects to maintain a competitive position in this growing market.

Hypodermic Pump: Hammonds believes that this new technology will play a dominant role in a wide range of chemical metering applications. Hammonds believes that this is the first entirely new fluid handling technology introduced in over twenty-five years. Its hypodermic pump is expected to contribute increasing revenues to Hammonds' line of fluid handling products.

In-Tank Vehicle Additive System: The In-Tank system automatically dispenses additives into vehicle tanks as they are filled with fuel. This system functions without power or controls while a variety of performance additives can be blended as the vehicle moves from fuel stop to fuel stop. Hammonds expects that higher energy costs and growing demand for alternative blended fuels will continue to increase demand for Hammonds' proprietary technology.

LPGN and Natural Gas Blending: Hammonds has a line of injector systems that enable new chemicals to be added to ordinary LPGN and natural gas, which will replace acetylene as fuel in manufacturing processes. Consumers of high volumes of natural gas or acetylene gas are the  target markets for this line of injector systems.

Fuel Polishing: Hammonds distributes fuel handling systems designed to "polish" contaminated fuel in various vehicle tanks. Offered for rent and for sale, these units are distributed to industrial fuel and marine equipment dealers throughout the United States.

As a result of Hammonds' introduction of data acquisition and transaction data trails, Hammonds believes that its additive systems will continue to utilize the latest in solid state controls. Hammonds has developed and has commenced production of the second generation of injector systems and believes that these new additive systems should enable Hammonds to maintain its competitive market position in this growing market into the next decade.

Additives for General Fuels and Commercial Aviation Fuels

Additives are the only means by which the performance of fuels can be enhanced. Higher levels of sophistication in aviation and ground based equipment will continue to demand additives that can expand performance. Hammonds supplies additives for aviation, diesel, gasoline, LPGN and natural gas powered vehicles and equipment.

Biobor® JF Fuel Biocide: In 1991, Hammonds purchased Biobor® JF, a fuel biocide approved for control of microbial growth in hydrocarbon fuels. Biobor® JF was developed by U.S. Borax in conjunction with major oil companies and the aviation industry as a means of controlling dangerous corrosion and contamination of aviation fuel as a result of hydrocarbon utilizing micro organisms. For over forty years, Biobor® JF has enjoyed the unique status as the only biocide approved for use in aviation fuels. Currently, only two manufactures are approved and Biobor® JF has continued to command the majority of the aviation market. Also widely used in diesel and heavy fuels of all grades, Biobor® JF is exclusively used by manufacturers such as Boeing, Dessault, Airbus, Lockheed, Cessna, Gulfstream, Learjet, General Dynamics, Pratt & Whitney, Rolls Royce, GE, Cummins, General Motors, Ford, Caterpillar, DaimlerChrysler and John Deere.

Performance Additives: Hammonds sells performance additives including detergents, pourpoint depressants, cetane improvers, lubricity agents and fuel system icing inhibitors. These products are purchased in bulk from manufacturers such as Shell and Union Carbide and are carefully selected to provide a well-rounded family of products that compliment the commercial and marine industry, aviation, railroad and off-road equipment market. All such products have trademarked names owned by Hammonds.

Fuel Quality Materials: Hammonds offers fuel test kits and materials used in quality control, filter media, water absorption materials and related accessories utilized extensively by aviation, off-road, commercial transportation, marine and railroad industries.

Omni Directional Vehicles

Hammonds Omni Directional Vehicle (ODV) is based on a round chassis that is driven by two individually powered wheels located at the center axis of the circle. Caster wheels either in the rear of the vehicle at a fixed point, or on a transport tool carriage that moves about the circumference of the chassis, balances the vehicle and allows it to move in any radial direction from a given point regardless of the position of the "front" of the vehicle. Since it is possible to rotate a full 360 degrees without moving off its original position, it can change direction by simply rotating to the desired direction, and then begin moving forward or in reverse.

Working in conjunction with the ODV's ability to move precisely in any direction, a radial hitch moves freely about the entire circumference of the vehicle. The radial hitch provides a connection point to which a wide range of implements and tools can be attached including tow bars for aircraft, plows and buckets for materials excavation, forks for materials handling and accessories such as rotary broom, sweepers, vacuums and spreaders.

Hammonds believes that its newly-developed line of ODVs has created an entirely new class of industrial vehicles presenting Hammonds with an opportunity to reshape the way multiple industries move equipment and materials.

The ODV utilizes the most current closed loop hydrostatic technology. Integral dynamic and parking brakes, dual speed wheel motors and digitally controlled pumps utilize sophisticated controls that offer engineering a wide range of options in delivering features to the customer. Electric power will play a dominant role in future propulsion of industrial vehicles and Hammonds' ODVs are ideally suited to electric power. With plans to provide munitions loaders for the Joint Strike Force aircraft as well as current aircraft in the U.S. inventory, Hammonds believes that the sophistication level of its ODV will grow and enable it to meet the precise handling requirements in multiple targeted industries.

Markets Hammonds Operates In

Water Treatment Market

Demand for Clean Water. It is estimated three percent of the world's water is fresh water, most of which is in the form of ice and snow. It is further estimated that approximately 0.6 percent of all the world's water is used by humans for various purposes, including agricultural uses. Only some of this water can be used again, after purification treatment. About 70 percent of all fresh water is used for irrigation, and most of this cannot be recycled. In the U.S. about 30 percent of all irrigation water is groundwater pumped from the High Plains aquifer. Approximately 20% of the fresh water goes to industrial uses, leaving only about 10% for domestic drinking, cooking, and sanitation.

Accordingly, the purification and treatment of municipal drinking water and wastewater is a worldwide concern. The water treatment market is highly fragmented, consisting of many companies involved in various capacities, including companies that design fully integrated systems for processing millions of gallons of water for municipal, industrial, and commercial applications. Demand for water treatment has continued to grow due to economic expansion, population growth, scarcity of usable potable water, concerns about water quality and regulatory requirements. Drinking water, regardless of its source, may contain contaminants that can affect the health of consumers.

Although municipal agencies and water utilities in the United States are required to provide drinking water which complies with the U.S. Safe Drinking Water Act, the water supplied to homes and businesses from municipalities and utilities may contain high levels of bacteria, toxins and parasites, as well as high levels of chlorine used to eliminate contaminants. The importance of effective water treatment is critical from a health concerns standpoint due to the fact that impure water can impair consumers' confidence in food products, and discharge violations can result in significant fines and penalties from regulatory agencies.

Existing Water Treatment Systems. In a typical water treatment facility, the first step adds to the raw incoming water a substance which causes tiny, sticky particles (called "floc") to form - these attract dirt and other particles suspended in the water. This process of coagulation results in the heavy particles of dirt and floc clumping together and falling to the bottom. These heavier particles form sediment which is siphoned off, leaving the clearer water, which passes on to filtration. The most common filtration method is known as "slow sand" or sand-anthracite, in which the water flows into large shallow beds and passes down through layers of sand, gravel and charcoal. The final process is disinfection, which is intended to kill bacteria or other microorganisms left in the water and leave a residual to keep the water safe through the delivery pipes to the customer. Chlorine is the most commonly employed disinfectant, although chloramine, ozone, and ultraviolet (UV) are also used. Hammonds manufactures under several U.S. and foreign patents tableted calcium hypochlorite systems which provide water disinfection for a wide range of potable and waste water applications. Today's trend in water treatment filtration, due to the higher demands for water and the reduction in clean or relatively clean source waters, is to clarify and heavily filter all municipal water supplies. The smaller municipalities will also be required to meet the added water quality goals of the larger systems and will require the infrastructure to do so. Smaller municipalities ordinarily do not have the technical or financial resources required to design build and operate systems that will meet the new water quality criteria.

Fuel Handling Equipment Market

Hammonds manufactures a wide variety of fluid injector systems which are injection pumps that are driven and controlled by the flow of product. They utilize a fluid driven motor that furnishes both power and control to the injector. Requiring no external power, these injectors provide accurate proportionate-to-flow injection of up to eight different additives, separately or simultaneously. With primary applications in fuel distribution, Hammonds' fluid powered injectors marketed to the general aviation industry and the U.S. military for application in fuel system icing inhibitors, corrosion inhibitors, conductivity and thermal stability additives. Hammonds' fuel handling equipment provides this market with an advanced means of blendings additives and chemicals.

Fuel Additives Market

Fuel additives are the only means by which the performance of fuels can be enhanced. Hammonds believes that higher levels of demand by the aviation and ground based equipment industry will continue to grow, with increased levels of performance from fuel additives. Hammonds manufactures and/or markets additives for aviation, diesel, gasoline, LPGN and natural gas powered vehicles and equipment. Governments worldwide are legislating specifications regarding the fuel itself and engine design. Today's advanced fuel engines are far cleaner than the engines of prior decades. Unfortunately, even today's engines are not clean enough to meet current stricter air pollution regulations. Diesel fuel engines can become ultra-clean. Meeting the environmental challenges will require extensive research on clean-fuel technology. Research in this area is currently being sponsored by government agencies, major engine companies, truck and plane manufacturers, automobile makers, catalyst producers and, for fuels, oil refining companies and their technology suppliers. Large Fortune 500 companies, as well as small, emerging technology companies are investing hundreds of millions of dollars in research and development worldwide on clean-fuel technologies.

Hammonds manufactures its Biobor® JF fuel additive for sale to the general and military aviation industries. Biobor® JF provides a means of controlling dangerous corrosion and contamination of aviation fuel as a result of hydrocarbon utilizing micro organisms. Biobor® JF is one of only two biocides approved for use in aviation fuels. Currently, only two manufactures are approved and Biobor® JF has continued to command the majority of the aviation market. Also widely used in diesel and heavy fuels of all grades, Biobor® JF is used by manufacturers such as Boeing, Dessault, Airbus, Lockheed, Cessna, Gulfstream, Learjet, General Dynamics, Pratt & Whitney, Rolls Royce, GE, Cummins, General Motors, Ford, Caterpillar, DaimlerChrysler and John Deere.

Hammonds also markets performance additives including detergents, pourpoint depressants, cetane improvers, lubricity agents and fuel system icing inhibitors. These products are purchased in bulk from manufacturers such as Shell and Union Carbide and are carefully selected to provide a well rounded family of products that compliment the commercial and marine industry, aviation, railroad and off-road equipment market. All such products have trademarked names owned by Hammonds. Hammonds offers fuel test kits and materials used in quality control, filter media, water absorption materials and related accessories utilized extensively by aviation, off-road, commercial transportation, marine and railroad industries.

Industrial Utility Vehicle Market (ODV)

Aviation: It is estimated that the aviation industry will require approximately 100,000 ground support vehicles during the next five years. Hammonds believes that the aviation  industry is undergoing electrification and expansion into regional jet service in addition to now facing a depleted and worn fleet as a result of world political and economical conditions over the past three years.

Fork lifts: This fundamental industrial tool represents the largest segment of industrial vehicle demand with an annual production of of more than 160,000 units during the past year. Hammonds believes that the technology and advanced engineering features of its ODV  represents an advance in the fork lift industry.

Utility Tractors: Skid steer utility vehicles used for earth and snow handling compose an annual unit production of over 16,000 units. A large percentage of these tractors are used for snow management as well as general excavation and bulk material handling, and the ODV is being marketed to this industry.

Freight Trailer "Mules": Modified tractors are used to move trailers at major terminals as they are loaded for transport. Two major manufacturers dominate this market delivering approximately 3,000 units per year. Hammonds believes that it will also be able to successfully compete for this market.

Security/Law Enforcement: National security has generated a unique opportunity for the ODV since it can provide high visibility and radial vision in a very limited space. Requirements at airports, port, bridges and other high risk locations are demanding now methods of patrol and observation.

Each of the  major classifications of equipment can be segmented into several categories. A fundamental benefit of the ODV is the diversity of the markets and industries it is capable of serving. In each segment of each major classification, Hammonds believes that there are distinct market boundaries providing a broad base of opportunity for the ODV product line.

Hammonds Business Strategy

Since its inception, Hammonds strategy has been to grow as a provider of new technology.  Hammonds continues to expand its scope as a leader in serving the fuels, water treatment and utility vehicle industries. It also believes that it will experience growth in sales of water treatment products, the addition of new pumping and dispensing technologies,  and expansion of fuel additive applications and production. With its development of the Omni Directional Vehicle in  addition to its other products and services, Hammonds continues to experience revenue growth with an expanding line of products and services for multiple markets, sectors and industries.

Hammonds believes that future growth and profitability are attainable through careful management of corporate assets including:

• Diverse background in design, manufacturing and sales of materials handling equipment;
• Leadership in aviation fuels treatment for both commercial and military uses;
• Strong marketing alliances with major industries and organizations including Arch Chemical, CSX Railroad, Exxon/Mobil, BP Aviation, Chevron(Texaco), Tomco, KopCoat, U.S. Army, U.S. Air Force, Defense Energy Supply and Lockheed Martin;
• Introduction and continued development of the ODV, providing significant growth potential;
• Continued development of an extensive network of distributors and original equipment manufacturers;
• Patented, proprietary technology in markets with high growth potential;
• High profile visibility with broad based industries such as aviation, petroleum distribution, water treatment and utility vehicles; and
• Ability to secure additional debt or equity financing at terms and conditions satisfactory to the Registrant.

Competition

The markets in which Hammonds operates are highly competitive. We compete in several of our products and services lines against many companies in fragmented, highly competitive markets and we have fewer resources than some of those companies. Our business competes in the areas of water treatment technology, fuel handling equipment, fuel additives and industrial utility vehicles principally on the basis of the following factors: product quality and specifications (water treatment technology and fuel additives); customized design and technical qualifications (fuel handling equipment and industrial utility vehicles); reputation, technical expertise and reliable service (fuel additives and fuel handling equipment). Competitive pressures and other factors could cause us additional difficulties in acquiring market share or could result in decreases in prices, either of which could have a material adverse effect on our financial position and results of operations.

Hammonds faces competition in the water treatment technology market from competitors offering similar equipment. Hammonds technology competes mainly against methodologies that continue to evolve as environmental and economic issues force the water treatment industry to continuously seek new and more effective ways to purify a diminishing supply of usable water. Hammonds holds multiple patents marketable in a variety of current and emerging disinfection methods including solid tablet, granular and liquid chlorine. Hammonds main competitors are PPG Industries and Arch Chemical, both of which companies market a packaged water treatment system and have far greater financial and other resources than the Registrant.

Among our competitors are some of the world's largest chemical and water treatment companies and major integrated companies that have their own raw material resources and far greater financial resources. Hammonds will compete with numerous well-established water treatment providers, fuel additive and chemical products companies, fuel handling equipment companies and industrial vehicle manufacturing and marketing companies, many of which possess substantially greater experience, financial, marketing, personnel and other resources than Hammonds.

Hammonds believes that it is one of the only fuel handling equipment manufacturers presently offering new proprietary designs. Other providers, Hammonds believes, sell new versions of systems based upon designs that were developed thirty and forty years ago. Price is a powerful incentive in this industry, however, and performance with low installation costs will continue to drive customer demands. Hammonds believes that Gammon Technical Services and Lubrizol are its main competitors in its fuel handling equipment business. There are a number of small competitors that use non-proprietary technology. Hammonds' fuel handling products are focused on unique market segments. Hammonds believes that its injectors are most successful in markets where electrical power and or metering equipment is not available. Hammonds has been a sole-source vendor for the United States Air Force and Army since 1985.

In the fuel additive market, Hammonds developed additive blending, introducing a fluid powered system that has been widely accepted in military and general aviation. The U.S. military has accepted the Hammonds' injectors as its "sole source" for rapid deployment combat and terminal pipeline injection. This has provided Hammonds with contracts for these products and it believes a competitive advantage compared to other equipment manufacturers that cannot meet the required specifications.

Biobor®JF is a fuel biocide marketed to the aviation, off-road vehicle and stand-by power generation industries and is registered by the United States Environmental Protection Agency as a fuel biocide. (EPA 65217-1). Biobor®JF is one of only two biocides approved for use in aviation jet fuel. Competition for the jet fuel market is limited to Kathon FP, a product of Rohm and Haas. Kathon FP is not approved for use in some parts of the United States. Biobor®JF has no geographical limitations and is used throughout the world as a primary choice by operators of turbine fuel aircraft. There are a host of other manufacturers producing fuel biocides for diesel and other hydrocarbon based fuels, with Angus Chemical being one of the largest.

Hammonds' Biobor® JF fuel biocide is approved for control of microbial growth in hydrocarbon fuels. The Biobor® JF product, a fuel additive, is widely recognized as a standard for control of fuel-born microbial growth and has been widely accepted in the aviation, marine and power generation industries. Hammonds has established a very competitive position with the Biobor® JF product, selling to such major customers as Boeing, Dessault, Airbus, Lockheed, Cessna, Gulfstream, Lear Jet, General Dynamics, Pratt & Whitney, Rolls Royce, GE, Cummins, General Motors, Ford, Caterpillar, DaimlerChrysler and John Deere. Hammonds does not believe that any other product is as accepted in the market as its Biobor® JR. While Biobor® JF is one of only two biocides approved for use in aviation fuels, it has also been tested and approved as a preservative for manufactured wood products such as engineered trusses, windows and sheet building materials. The expanding use of these manufactured wood products should provide a new expanded market for Biobor® JF since products such as arsenic have been removed from the list of approved wood preservatives. Hammonds believes that it enjoys strong market position in the aviation fuel additive market. Several other competitors have entered this market with limited success. There is considerable competition in the field of fuel biocides.

The aviation industry has begun to move from engine driven to electric powered equipment. Rechargeable battery powered vehicles promise more efficiency, less maintenance and cleaner air. A majority of new equipment in the aviation industry is based on electric power. Airlines are eagerly seeking new products and ideas. Competition is significant because much of the competitors' equipment is virtually similar. However, Hammonds believes that its ODV has better features and can move faster, safer, smoother and with easier use and operation.

Many of our competitors have achieved significant national brand name and product recognition and engage in extensive promotional programs. Moreover, certain of our products and services use technology that is widely available. Accordingly, barriers to entry, apart from capital availability, may be low in certain product segments of our business, and the entrance of new competitors into the industry may reduce our ability to capture improving profit margins in circumstances where capacity utilization in the industry is increasing. Hammonds' ability to compete successfully will depend on our success at penetrating each targeted market with our products and services, market acceptance of its products and services, our ability to license and develop new and improved products, and our ability to develop and maintain distribution networks. There can be no assurance that Hammonds will be able to compete successfully, that its products will continue to meet with customer approval, that competitors will not develop and market products that are similar or superior to our products or that Hammonds will be able to successfully enhance its products or services.

Production Facilities

Hammonds' facilities are located on 10 acres of land in Houston, TX and include a 104,000 square foot industrial manufacturing, production, warehousing and distribution plant that also serves as Hammonds' territorial sales office. The real property and plant are owned by the Company and leased to Hammonds at a monthly rental of $25,000. This facility also has a subtenant that leases approximately 24,000 square feet at a monthly rental of $8,000. In addition, Hammonds maintains an executive office facility in Harris County, Houston, TX. The Houston, TX facility has sufficient production capacity to meet the Company's anticipated needs for product for the foreseeable future.

Materials and Principal Suppliers

Hammonds' additive systems are assembled using fabricated parts from Hammonds' facility and machined parts manufactured in our in-house machine shop. Light sheet metal working equipment were added to our fabrication capacity in 2005. Hammonds performance additives, including detergents, pourpoint depressants, cetane improver, lubricity agents and fuel systems icing inhibitors, are produced by Hammonds from products that are purchased in bulk from manufacturers such as Shell and Union Carbide.

The ODV utilizes three main propulsion components: wheel drives, hydrostatic pumps and the engine or electric motor that powers the system. A broad range of manufacturers offer equipment of this type making sourcing of primary components selective and competitive.

Dependence on Major Customers

Hammonds depends on several major customers, specifically the U.S. Army   and Air Force, the major customer for Hammonds fuel additive products. Hammonds other significant customers include Arch Chemical, CSX Railroad, Exxon/Mobil, BP Aviation, Chevron/Texaco, Tomco, KopCoat, Defense Energy Supply and Lockheed Martin. If any of these major industrial or governmental agencies terminated its relationship with Hammonds, whether as the result of technological advances by competitors, or otherwise, the business operations and financial condition of the Registrant could be adversely effected.

Patents, Trademarks And Licenses and Other Intellectual Property

Hammonds' products are covered by various United States patents and patents pending. At present, Hammonds owns three patents covering various fuel additive blending applications. In addition, Hammonds owns six patents covering its water treatment technology. Its new Omni Directional Vehicle is covered by five patents related to design.

Employees

As of December 31, 2005, Hammonds had 46 full time employees including Carl Hammonds. No employees are covered by a collective bargaining agreement. Hammonds management considers relations with its employees to be satisfactory.

Environmental Laws and Regulations

Hammonds is required to comply with the rules and regulations promulgated by the U.S. Environmental Protection Agency (EPA), pursuant to the Environmental Protection Act. The original EPA registration for Biobor® JF included extensive testing in order to establish any potential adverse effects on personnel or the environment. The use of certain chemicals and other substances is subject to extensive and frequently changing federal, state, provincial and local laws and substantial regulation under these laws by governmental agencies, including the EPA, the Occupational Health and Safety Administration, various state agencies and county and local authorities acting in conjunction with federal and state authorities. Among other things, these regulatory bodies impose requirements to control air, soil and water pollution, to protect against occupational exposure to chemicals, including health and safety risks, and to require notification or reporting of the storage, use and release of certain hazardous chemicals and substances. Hammonds provides all required label warnings and instructions for the handling of its fuel additive products. Hammonds believes that it is in substantial compliance with all laws and regulations governing its material business operations and has obtained all required licenses and permits for the operation of its business. There can be no assurance that Hammonds in the future will be able to comply with, or continue to comply with, all current or future government regulations in every jurisdiction in which it will conduct its material business operations without substantial cost or interruption of its operations, or that any present or future federal, state, provincial or local environmental protection regulations may not restrict Hammonds' present and possible future activities. In the event that Hammonds is unable to comply with such requirements, Hammonds could be subject to substantial sanctions, including restrictions on its business operations, monetary liability and criminal sanctions, any of which could have a material adverse effect upon Hammonds' business. However, Hammonds' believes that it is in full compliance with all present environmental rules and regulations and that it should be able to remain in compliance in the future.

Risk Factors

Investing in our common stock will provide an investor with an equity ownership interest. Shareholders will be subject to risks inherent in our business. The performance of our shares will reflect the performance of our business relative to, among other things, general economic and industry conditions, market conditions and competition. The value of the investment may increase or decrease and could result in a loss. An investor should carefully consider the following factors as well as other information contained in this annual report on Form 10-KSB.

This annual report on Form 10-KSB also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risk factors described below and the other factors described elsewhere in this Form 10-KSB.

RISK FACTORS RELATED TO OUR BUSINESS

Dependence Upon Affiliate for Funding
The Registrant completed the acquisition of 51% of Hammonds on April 28, 2005. In order to successfully grow Hammonds business and meet Hammonds plans to increase its market share for its products and services, the Registrant has been and continues to be dependent upon the funding from its parent, American International Industries, Inc. (OTCBB:AMIN) and the parent's ability to secure and maintain its existing $2,000,000 revolving credit line for Hammonds. We presently estimate that Hammonds will need approximately $1,500,000 in additional financing in order to complete development of  Hammonds' ODV and expand Hammonds products and services in water treatment technology systems, fuel handling equipment systems, additives for general fuels and commercial aviation fuels. The Registrant believes that additional debt and/or equity financing will be available at terms and conditions acceptable to the Registrant. However, there can be no assurance that unforeseen events, such as the length of time necessary to generate market acceptance of the ODVs,  any unexpected material increased development costs, and the general economy in the markets where Hammonds operates, may result in an inability to secure necessary additional financing at satisfactory terms and conditions, if at all.

We may experience adverse impacts on our results of operations as a result of adopting new accounting standards or interpretations.
Our implementation of and compliance with changes in accounting rules, including new accounting rules and interpretations, could adversely affect our operating results or cause unanticipated fluctuations in our operating results in future periods. For example, we are required by the Sarbanes-Oxley Act of 2002 to file annual reports and quarterly reports disclosing the effectiveness of our internal controls and procedures. Although we believe our internal controls are operating effectively, and we have committed internal resources to ensure compliance, we cannot guarantee that we will not have any material weaknesses as reported by our auditors and such determination could materially adversely affect our business or significantly increase our costs in order to establish effective controls and procedures.

Competition
While we believe that we are competitive and have an established presence in our water treatment technology systems, fuel handling equipment systems, additives for general fuels and commercial aviation fuels business sectors, we may face significant competition in our efforts to market and sell our new ODV. Further we could face competition from our customers, if they determine to produce and use the products we presently sell in our water treatment technology systems, fuel handling equipment systems, additives for general fuels and commercial aviation fuels business sectors. Many of our customers are well-established and possess far greater financial, technical, human and other resources than does the Registrant.

We will compete against many companies in fragmented, highly competitive markets and we have fewer resources than some of those companies. Our business sectors compete principally on the basis of the following factors: product quality and specifications (water treatment technology and fuel additives); customized design and technical qualifications (fuel handling equipment and industrial utility vehicles); and reputation, technical expertise and reliable service (fuel additives and fuel handling equipment). Competitive pressures, including those described above, and other factors could cause us additional difficulties in acquiring and maintaining market share or could result in decreases in prices, either of which could have a material adverse effect on our financial position and results of operations. From time to time, the intensity of competition results in price discounting in a particular industry or region. Such price discounting puts pressure on margins and can negatively impact our ability to generate an operating profit.

Development efforts for our new ODV product line are dependent upon factors outside of our control, and upon successful completion of development and market acceptance
We have devoted significant financial and other resources to the development of our new Omni Directional Vehicle (ODV). We are dependent upon the ability of the third party manufacturers and subcontractors of the ODV components and complete units and for them to to successfully complete manufacturing of the units in a timely manner, with the features that are required, in order for us to be able to commercially exploit our development. Hammonds believes that the patented new design can be utilized in connection with forklifts, freight terminal tractors, security vehicles, industrial highways mowers and a full range of aviation ground handling vehicles. Hammonds has produced several prototypes of its ODV products at its plant in Houston, TX and has entered into license agreements with several major manufacturers to produce a range of vehicles based on its ODV patented technology. While Hammonds has been successful in generating initial stocking orders for 6 ODVs and has new scheduled delivery orders for 2 ODVs per month for the next 12 months, there can be no assurance that Hammonds will be able to successfully manufacture and sell a sufficient number of ODV units to generate significant revenues and profits.

In each of the target markets for Hammonds' ODV we will  face competition from older and more established companies and will be dependent on gaining market approval for our new ODV technology. We must compete for the present market for traditional forklifts, freight terminal tractors, security vehicles, industrial highway mowers and a full range of aviation ground handling vehicles and gain market acceptance for our uniquely designed ODV. If we are successful in generating demand for our ODV, we will be dependent upon third party manufacturers to produce on a timely basis necessary ODV components with the quality and quantity that will be required.

We rely heavily on commodities in the manufacturing of our equipment and price fluctuations can have a material and adverse affect on the cost structure of our business
We are exposed to fluctuations in market prices for various commodities in the production of our fuel additive and water treatment products. The rising price of steel also can have an impact on the cost of production of our ODVs. At this time, we are unable to predict the potential impact of future increases in commodity costs on the cost of our products, or our ability, if any, to increase the selling price of our products to cover such costs. We have not established arrangements to hedge commodity prices and, where possible, to limit near-term exposure to fluctuations in raw material prices. As a result, the cost to manufacture our products may rise at a time when we are unable to increase the selling price of such products.

Our business is subject to environmental regulations; failure to comply could result in substantial penalties
We are regulated by various national and local environmental laws governing our use of substances and control of emissions in all our operations. Compliance with these laws could have a material impact on our capital expenditures, earnings, or competitive position. Our failure or inability to comply with the applicable laws and regulations could result in monetary or other penalties, resulting in unanticipated expenditures or restrictions on our ability to operate.

We are dependent on third-party distributors for our ODV sales, which could reduce our ability to gain marketplace acceptance
We have begun efforts to build the Hammonds ODV brand through direct sales and through distribution networks and major supply agreements with other companies. Several distributors have elected to carry initial stocking inventories of our ODV and some have scheduled for delivery ODVs on a monthly basis. We are dependent upon our distributors' success in generating customer orders for the stocking inventory they have purchased, in continued scheduled orders for future shipment, as we as increasing development of our third party distribution network. In addition, distributors may elect to make special ODV orders with specific components and features based upon their various customers' requirements.  This could result in continued adjustment to inventories based on their assessments of future needs. Such adjustments can impact our results either positively or negatively.

A disruption or termination of our relationships with certain suppliers could have a material adverse effect on our operations
Certain of the components included in our products, including our fuel handling equipment, our fluid injector systems and our new ODV equipment, are obtained from a limited number of suppliers. Disruption or termination of supplier relationships could have a material adverse effect on our operations. We believe that alternative sources could be obtained, if necessary, but the inability in a timely manner to obtain sufficient quantities of necessary components or the need to develop alternative sources, if and as required in the future, could result in delays or reductions in product shipments which in turn could have an adverse effect on our operating results and customer relationships.

Actual results could differ from the estimates and assumptions that we use to prepare our financial statements
To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions, as of the date of the financial statements, which affect the reported values of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include:

- contract costs and profits and revenue recognition;
- provisions for uncollectible receivables and recoveries of costs from subcontractors, vendors and others;
- provisions for income taxes and related valuation allowances;
- recoverability of other intangibles and related estimated lives;
- accruals for estimated liabilities;
- timing of the introduction of new products and services and market acceptance of the same

We are subject to the risks associated with being a government contractor
We are a provider of products and services to governmental agencies, including municipal water agencies, waste treatment, and our fuel additive and injector services for the U.S. military. We are therefore exposed to risks associated with government contracting, including reductions in government spending, canceled or delayed appropriations specific to our contracts or projects, heightened competition and modified or terminated contracts. Legislatures typically appropriate funds for a given program on a year-by-year basis, even though contract performance may take more than one year and are not always guaranteed. As a result, at the beginning of a contract or project, the related contract or project may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, competing priorities, curtailments in the use of government contracting firms, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures.

Our dependence on major customers could adversely affect us
Hammonds has been dependent upon its ability to market its products and services to major industrial and governmental agencies such as Arch Chemical, CSX Railroad, Exxon/Mobil, BP Aviation, Chevron/Texaco, Tomco, KopCoat, U.S. Army, U.S. Air Force, Defense Energy Supply and Lockheed Martin. If any of these major industrial or governmental agencies terminated its relationship with Hammonds, whether as the result of technological advances by competitors, or otherwise, the business operations and financial condition of the Registrant could be adversely effected.

Our failure to attract and retain qualified personnel, including key officers, could have an adverse effect on us
Our ability to attract and retain qualified engineers, and other professional personnel in accordance with our needs is an important factor in determining our future success. The market for these professionals is competitive, and there can be no assurance that we will be successful in our efforts to attract and retain needed professionals. In addition, our ability to be successful depends in part on our ability to attract and retain skilled laborers in our manufacturing and service business. Demand for these workers can be high at times and the supply can be extremely limited at times. Our success is also highly dependent upon the continued services of our key officer, Carl Hammonds and the loss of Mr. Hammonds could adversely effect us. At present we have no "key" man insurance on the life of Mr. Hammonds.

Risks inherent in establishing a new market
There can be no assurance that we will be successful in marketing our ODV, which is a new technology aimed at a highly competitive industry for industrial utility vehicles.  The market for new products can be very difficult to establish. There are competitors with long-established products, accepted technology and superior financial resources for marketing such products. If the market for our ODV product line takes longer to develop than anticipated, this would have an adverse affect on revenues and potential profitability. While we believe the ODV represents an important innovation in industrial utility vehicles, we cannot ensure our targeted customers will purchase a significant number of units or that we will be able to establish a nationwide and international network of distributors. If the market develops more slowly than anticipated we may require additional financing in addition to the presently estimated $1,500,000, and no assurances can be made that additional funding will be available at acceptable terms and conditions.

We may need additional capital to fund our negative cash flow from operations through debt or equity
Based upon our present available cash and credit line, we require additional funding through debt and/or equity financing to cover our costs of operations and the costs of completing development of the ODV line. We expect to fund our general operations and marketing activities for fiscal 2006 with the funding provided or arranged for us by our corporate parent, American International Industries or through the sale of equity. However, unexpected expenses or increases in costs may arise. There is no assurance we can raise the additional capital in a timely manner as and if needed. As additional funds are required it may be expected that we sell additional securities or seek increased credit lines or new debt financing, but there can be no assurance that such financing will be at terms satisfactory to us.

Potential risks associated with rapid technological changes
Rapid technological changes could adversely affect our business. The market for our products and technology in particular is characterized by rapid changes. Evolving industry standards and changing customer needs gives rise to a very competitive marketplace for new technology. If we are unable to meet or stay ahead of new technologies being developed and to changes in industry standards, our business could be adversely affected.

Changes in technology, competitively imposed process standards and regulatory requirements influence the demand for many of our products and services. To grow and remain competitive, we need to anticipate changes in technological and regulatory standards. We need to continue to introduce new and enhanced products on a timely basis. We may not achieve these goals and some of our products may become obsolete. New products often face lack of market acceptance, development delays or operational failure. Stricter governmental regulations also may affect acceptance of new products. Our various patents may not provide substantial protection from competition or be of commercial benefit to us. We may not be able to enforce our rights under trademarks or patents against third parties. Some international jurisdictions may not protect these kinds of rights to the same extent that they are protected under U.S. law. If a third party successfully challenges our trademarks or patents, it may affect our competitive and financial position.

Environmental factors and changes in laws and regulations could increase our costs and liabilities and affect the demand for our products and services.
In addition to the environmental risks described above relating to our water treatment business and other operations, we are subject to environmental laws and regulations, including those concerning:
- emissions into the air;
- discharges into waterways;
- soil and water pollution;
- occupational health and safety.

Environmental laws and regulations generally impose limitations and standards for regulated materials and require us to obtain a permit and comply with various other requirements
The improper characterization, handling, or disposal of regulated materials or any other failure to comply with federal, state and local environmental laws and regulations or associated environmental permits may result in the assessment of administrative, civil, and criminal penalties, the imposition of investigatory or remedial obligations, or the issuance of injunctions that could restrict or prevent our ability to perform.

The environmental health and safety laws and regulations to which we are subject are constantly changing, and it is impossible to predict the effect of any future changes to these laws and regulations on us. We do not yet know the full extent, if any, of environmental liabilities associated with many of our contracts or projects. We cannot assure that our operations will continue to comply with future laws and regulations will not significantly adversely affect us.

The level of enforcement of these laws and regulations also affects the demand for many of our services. Proposed changes in regulations and the perception that enforcement of current environmental laws has been reduced has decreased the demand for some services, as customers have anticipated and adjusted to the potential changes. Future changes could result in increased or decreased demand for some of our services. The ultimate impact of the proposed changes will depend upon a number of factors, including the overall strength of the economy and customers' views on the cost-effectiveness of remedies available under the changed regulations. If proposed or enacted changes materially reduce demand for our environmental services, our results of operations could be adversely affected.

Dependent upon our ability to manage our growth.
Hammonds anticipates continued rapid growth in the future, based upon in 2005 sales and new orders, especially if its marketing efforts for its new ODV are successful. In such event we will require effective management and increased financial and other resources. This growth, if achieved, will place significant strains on the Company's financial, managerial and other resources. Failure to effectively manage growth could have a materially adverse effect on the Company's business and results of operations.

Limited patent and proprietary information protection
Hammonds believes that its patents for its various products and systems, including the new ODV, and the proprietary processes used in production of its products and equipment systems, does not infringe on the patents and proprietary rights of others. In the event that Hammonds' products infringe the patent or proprietary rights of others, we may be required to modify our process or obtain a license. There can be no assurance that we would be able to do so in a timely manner, upon acceptable terms and conditions or at all. The failure to do so would have a material adverse effect on the Company's business. In addition, there can be no assurance that the Company will have the financial or other resources necessary to prosecute or defend a patent infringement or proprietary rights action. Moreover, if any of the Company's products infringe patents or proprietary rights of others, the Company could, under certain circumstances, become liable for damages, which could have a material adverse effect on the Company. Hammonds relies on its own patents and proprietary know-how and confidential information and employs various methods to protect the processes, concepts, ideas and documentation associated with its proprietary rights. However, such patents and methods may not afford complete protection and there can be no assurance that others will not independently develop such processes, concepts, ideas and documentation or otherwise challenge the Company's patents. Although the Company requires all of its employees to sign non-disclosure, non-competition and inventions agreements, there can be no assurance that such agreements will be enforceable or will provide meaningful protection to the Company. There can be no assurance that the Company will be able to adequately protect its patents and trade secrets or that other companies will not acquire information that the Company considers proprietary. Moreover, there can be no assurance that other companies will not independently develop know-how comparable to or superior to that of the Company.

RISK FACTORS RELATED TO MARKET OF OUR COMMON STOCK

Market prices of our equity securities can fluctuate significantly
The market prices of our common stock may change significantly in response to various factors and events beyond our control, including the following:
- the other risk factors described in this Form 10-KSB;
- changing demand for our products and services and ability to develop and generate sufficient revenues;
- any delay in our ability to generate operating revenue or net income;
- general conditions in markets we operate in;
- general conditions in the securities markets;
- issuance of a significant number of shares, whether for compensation under employee stock options, conversion of debt, potential acquisitions, additional financing or otherwise.

There is only a limited trading market for our common stock
Our common stock is subject to quotation on the pink sheets. There has only been limited trading activity in our common stock. There can be no assurance that a more active trading market will commence in our securities as a result of the increasing operations of Hammonds. Further, in the event that an active trading market commences, there can be no assurance as to the level of any market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

State Blue Sky Registration; Potential Limitations on Resale of our Securities
The class of common stock registered under the Exchange Act has not been registered for resale under the Act or the "blue sky" laws of any state. The holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

It is the intention of the management to seek coverage and publication of information regarding the Company in an accepted publication which permits a manual exemption. This manual exemption permits a security to be distributed in a particular state without being registered if the Company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a nonissuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

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

Dividends Unlikely
We do not expect to pay dividends for the foreseeable future. The payment of dividends, if any, will be contingent upon our future revenues and earnings, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our board of directors. It is our intention to retain all earnings for use in the business operations of Hammonds and accordingly, we do not anticipate that the Company will declare any dividends in the foreseeable future.

Possible Issuance of Additional Securities
Our Articles of Incorporation authorize the issuance of 195,000,000 shares of common stock, par value $0.0001 and 5,000,000 shares of preferred stock, par value $0.0001. At December 31, 2005, we had 20,135,000 shares of common stock issued and no preferred shares issued. We may issue additional shares of common stock in connection with any future acquisitions of operating businesses or assets or to raise additional funding. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

Shares eligible for future sale
As of December 31, 2005, the Registrant had 20,135,000 shares of common stock issued and outstanding, 16,446,280 shares are "restricted" as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of one year may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one (1%) percent of (a) the Company's issued and outstanding Common Stock or (b) the average weekly trading volume of the Common Stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has not been an affiliate of the Company during the three months preceding the sale and who has satisfied a two-year holding period. However, all of the current shareholders of the Company owning 5% or more of the issued and outstanding Common Stock are subject to Rule 144 limitations on selling.

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

Hammonds' facilities are located on 10 acres of land in Houston, TX and include a 80,000 square foot industrial manufacturing, production, warehousing and distribution plant that also serves as Hammonds' territorial sales office. The real property and plant are owned by the Company and leased to Hammonds at a monthly rental of $25,000. This facility also has a subtenant that leases approximately 24,000 square feet at a monthly rental of $8,000. In addition, Hammonds maintains an executive office facility in Harris County, Houston, TX. The Houston, TX facility has sufficient production capacity to meet the Company's anticipated needs for product for the foreseeable future.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

The Registrant's officers and directors are not aware of any threatened or pending litigation to which the Registrant is a party or which any of its property is the subject and which would have any material, adverse effect on the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

During the year ended December 31, 2005, no matters were submitted to a vote of our security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

Market Information

Our common stock is currently quoted on the Pink Sheets under the symbol IMTG. There has only been limited trading activity during the past two years. The following table shows the high and low bid prices for the Company's common stock during the last two fiscal years as reported by the Pink Sheets. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions. The quotes below reflect a twenty for one stock recapitalization adopted August 3, 2004. Quotation of the Company's securities on the Pink Sheets limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The NASDAQ Stock Market or a national exchange.

	Fiscal 2006				Fiscal 2005		Fiscal 2004
	High		Low		High	Low	High	Low
First Quarter ended March 31		$0.60		$0.35	$0.28	$0.23	$0.05	$0.05
Second Quarter ended June 30	$	---	$	---	$0.46	$0.20	$0.05	$0.03
Third Quarter ended September 30	$	---	$	---	$0.85	$0.35	$0.05	$0.02
Fourth Quarter ended December 31	$	---	$	---	$0.65	$0.31	$0.06	$0.02

As of December 31, 2005, our shares of common stock were held by approximately 60 stockholders of record. The transfer agent of our common stock is Colonial Stock Transfer, Salt Lake City, UT.

Dividends

Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore. We have never declared cash dividends on its common stock and our Board of Directors does not anticipate paying cash dividends in the foreseeable future as it intends to retain future earnings to finance the growth of our businesses. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended December 31, 2005.

Sale of Unregistered Securities

During fiscal year ended December 31, 2005, the Registrant issued 100,000 restricted shares to its president and CFO for compensation valued at $3,000, 25,000 restricted shares to Rebekah Laird-Ruthstrom for services provided valued at $750 and 10,000 restricted shares to a consultant valued at $300. The Company believes that the issuances of these restricted shares was exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions.

ITEM 6. MANAGEMENT'S DISCUSSION AND RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS Back to Table of Contents

The following discussion should be read in conjunction with our financial statements and the related notes appearing elsewhere in this annual report. The following discussion contains forward-looking statements reflecting our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this report, particularly in the section entitled "Risk Factors" beginning on page 10 of this annual report.

General

The Registrant acquired 51% of its operating subsidiary, Hammonds Technical Services, Inc. Prior to the acquisition of its operating subsidiary, the Registrant was a non-operating company. As a result, the financial statement of the Registrant for its fiscal years ended December 31, 2005 and 2004 are not comparable.

Revenues

Gross revenues for the year ended December 31, 2005 were $3,395,151 generated by Hammonds. During fiscal 2005, Hammonds’ production facility in Houston, TX was forced to close for approximately two weeks related to Hurricane Katrina. In addition, Hammonds’ production operations were halted for two weeks in connection with Hammonds’ move from a leased facility to a facility owned by the Registrant’s parent. The two stoppages reduced Hammonds revenues from those anticipated. Hammond's new 80,000 square foot facility has enabled it to increase production which should result in increased sales revenues during 2006, specifically from its new line of ODVs which were introduced during the fourth quarter of 2005, and the increase in water purification systems and injector business. We had inventories of $1,004,657 at December 31, 2005, consisting primarily of parts and materials in expectation of increasing demand for our products including Hammonds’ ODV line during 2006.

Cost of Sales

Costs of sales for the year ended December 31, 2005 was $2,396,950 or 70.6% of revenues. Costs of sales are anticipated to increase during 2006 related to anticipated increased costs of manufacturing including manufacturing components and direct and indirect labor costs for the production of Hammonds’ new line of ODVs, injector systems and water purification systems.

General and administrative expenses

In 2005, general, selling and administrative expenses totaled $2,104,473 or 61.98% of revenues. The selling, general and administrative expenses primarily consist of sales and marketing expenses, research and development costs and engineering expenses. General and administrative expenses are expected to increase in 2006 principally due to additional expenditures related to additional personnel requirements. We expect our operating expenses to marginally decrease as a percentage of revenues with increasing sales in 2006.

Operating Loss

Our operating loss was $1,194,852 in 2005. Our operating loss was mainly attributable to slower than anticipated growth in sales, in part caused by Hammonds’ two work stoppages and the later than anticipated introduction of the new ODV line. We expect that our operating loss will decrease with the anticipated growth in revenues and reduced expenses associated with research and development as a percentage of revenues.

Net Loss

Our net loss applicable to common shareholders was $1,194,652 in 2005.

Liquidity and Capital Resources

Our current asset were $1,937,150 at December 31, 2005, consisting mainly of inventories and accounts receivable, which we expect are fully collectible. In connection with the acquisition of Hammonds, we acquired patents and trademarks valued at $2,536,263 as of December 31, 2005. Our total assets at December 31, 2005 were $5,749,767 compared to $832,142 at December 31, 2004, which increase reflects the acquisition of Hammonds.

We had current liabilities of $3,747,754 at December 31, 2005, consisting principally of current portion of long-term debt, accounts payable and accrued expenses. At December 31, 2005, we had long-term liabilities of $2,346,788 consisting of a note payable to our parent in the amount of $1,843,588 and deferred tax liability totaling $503,200.

During 2005, we had a negative cash flow from operations of $1,419,197 mainly due to our net loss of $1,194,652, an increase in accounts receivable and inventories of $515,747, offset by depreciation of property and equipment, and amortization of patents and trademarks of $318,078.

We funded our cash used in operating activities through proceeds from our line of credit in the amount of $2,131,605 and through borrowings from our parent. We made payments of $570,223 on short-term borrowings during 2005.

We used cash for investing activities of $1,078,709 in 2005. Cash was used to purchase property and equipment in the amount of $119,801. We received $998,300 in short-term borrowings from related parties which funds were used by Hammonds for working capital.

There are no limitations in the Company's articles of incorporation on the Company's ability to borrow funds or raise funds through the issuance of restricted common stock. The Company's resources together with the resources of its corporate parent have facilitated it ability to secure its revolving line of credit and the Company believes that it has the ability to borrow funds and/or raise capital through the sale of restricted stock. To the extent that additional debt financing is utilized, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

Off-Balance Sheet Arrangements
As of December 31, 2005 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments
As of December 31, 2005, we have a lease with our parent for the property and the subsidiary owes the parent a management fee (see note 10).

Critical Accounting Policies
Our significant accounting policies are described in the notes to our financial statements for the year ended December 31, 2005, and are included elsewhere in this registration statement.

ITEM 7. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended December 31, 2005 and December 31, 2004 are attached to this annual report.

Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

Not Applicable.

ITEM 8A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. In connection with the audit of the Company’s financial statements for the year ended December 31, 2005, the Company's president/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures and discussions with our independent accountants, our president/chief financial officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2005. The president/chief financial officer determined that the Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its financial reporting requirements and the complexity of the company’s operations and transactions, specifically at the Company’s operating subsidiary, Hammonds Technical Services, Inc. The Company did not maintain effective controls to ensue there was adequate analysis, documentation, reconciliation and review of accounting records and supporting data and monitoring and oversight of the work performed by completeness of the consolidated financial statements in accordance with generally accepted accounting principles. Specifically, the Company did not have effective controls designed and in place over the consolidation of the financial statements of the Hammonds subsidiary, the reconciliation of inter-company accounts, certain prepaid expenses, accrued liabilities and general and administrative expense. In light of the above, the Company has determined to restate its financial statements for the periods ended June 30 and September 30, 2005.

Changes in internal controls. Subsequent to December 31, 2005, the period covered by this annual report, the company made changes in our internal control over financial reporting in order to improve such internal controls over financial reporting. Specifically, the Company has taken the following steps to address the specific deficiencies in internal disclosure controls and procedures: (i) the Company’s operating subsidiary has hired a full time controller who has been directed to implement procedures to correct the noted deficiencies; (ii) the Company has hired a qualified consultant with accounting and auditing experiences to perform an internal audit function; and the Company’s parent has hired a full time CFO to oversee financial and accounting transactions to include the financial reporting and disclosure.

ITEM 8B. OTHER INFORMATION Back to Table of Contents

Not Applicable.

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

Name	Age	Positions
Gary D. Woerz	58	President and CFO

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

Summary Compensation Table
Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Gary D. Woerz, President and CFO (1)	2005	---	---	---	3,000	---	---
	2004	---	---	---	---	---	---
	2003	---	---	---	---	---	---

(2) Mr. Woerz received no compensation from the Registrant for serving as President and CFO.

The Company has no employment agreement with any of its officers and directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2005. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
American International Industries, Inc.	16,311,280	81.00%
601 Cien Street, Suite 235
Kemah, TX 77565

Gary D. Woerz, President and CFO	100,000	0.00%
601 Cien Street, Suite 235
Kemah, TX 77565

Daniel Dror, Chairman	0	0.00%
601 Cien Street, 235
Kemah, TX 77565

Directors and Officers (2 person)	100,000	0.00%

(1) Applicable percentage ownership is based on 20,135,000 shares of common stock outstanding as of December 31, 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2005 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

Exhibit No.	Description
3(i)	Articles of Incorporation, as amended, attached to the Registrant's Form 10-SB/12g filed on August 24, 2004.
3(i)1	Certificate of Amendment to the Articles of Incorporation, attached to the Registrant's Form 8-K filed on March 10, 2005.
3(ii)	Bylaws, attached to the Registrant's Form 10-SB/12g filed on August 24, 2004.
17	Letter on director resignation, attached to the Registrant's Form 8-K filed on December 29, 2004.
10.1	Stock Purchase Agreement between Registrant and Hammonds Technical Services, Inc., attached to the Registrant's Form 8-K filed on March 10, 2005
31.1	Certification of President CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of President and CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002, filed herewith.

(b) Reports on Form 8-K Filed During the Last Quarter of the Fiscal Year Covered by this Report:

The Registrant did not file a Form 8-K during the last quarter of the fiscal year covered by this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed Thomas Ledger & Co., L.L.P.   Our financial statements for the fiscal year ended December 31, 2004 were audited by R.E. Bassie & Co.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Thomas Ledger & Co., L.L.P. and R.E. Bassie & Co. for the audit of the Registrant's annual financial statements for the years ended December 30, 2005 and 2004, and fees billed for other services rendered by Thomas Ledger & Co., L.L.P. and R.E. Bassie & Co. during those years.

Year Ended
	December 31, 2005	December 31, 2004
Audit fees (1)	$100,000	$4,500
Audit-related fees (2)	--	--
Tax fees (3)	--	--
All other fees	--	--
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

/s/ GARY D. WOERZ PRESIDENT, CHIEF FINANCIAL OFFICER AND DIRECTOR Dated: April 28, 2006

Financial Statements Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Shareholders
International American Technologies, Inc. and Subsidiary
Houston, Texas

We have audited the accompanying consolidated balance sheet of International American Technologies, Inc. and Subsidiary as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of International American Technologies, Inc. and Subsidiary as of December 31, 2005, and the consolidated results of their operations and their cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Thomas Leger & Co., L.L.P.
Thomas Leger & Co., L.L.P.

April 17, 2006
Houston, Texas

R. E. Bassie & Co.
Certified Public Accountants

6671 Southwest Freeway, Suite 550
Houston, Texas 77074
Tel: (713) 272-8500 Fax: (713) 272-8515
E-Mail: Rebassie@aol.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

The Board of Directors and Stockholders
International American Technologies, Inc.:

We have audited the balance sheet of International American Technologies, Inc. (formerly Unlimited Coating Corporation) as of December 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International American Technologies, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ R. E. Bassie & Co.
Houston, Texas

March 15, 2005

INTERNATIONAL AMERICAN TECHNOLOGIES, INC.
Consolidated Balance Sheets Back to Table of Contents
December 31, 2005 and 2004

	2005	2004
Assets
Current assets:
Cash	$61,875	$99
Certificate of deposits	-	300,000
Accounts receivable, net of
allowance of doubtful accounts of $123,925 at December, 2005	829,294	-
Current portion of notes receivable	27,435	25,585
Inventories	1,004,657	88,712
Prepaid expenses	13,889	-
Total current assets	1,937,150	414,396

Long-term notes receivable	390,510	417,746
Property and equipment, net	829,049	-
Patents and trademarks, net of
accumulated amortization of $446,305 at December 31, 2005	2,536,263	-
Other assets	56,995	-
Total assets	$5,749,767	$832,142
Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$1,442,849	$15
Short-term note payable	173,300	-
Current installments of long-term debt	2,131,605	-
Total current liabilities	3,747,754	15

Due to American International Industries, Inc.	1,843,588	-
Deferred tax liability	503,200	-
Total liabilities	6,094,542	15

Stockholders' equity (deficit):
Preferred stock, $0.0001par value.
Authorized 5,000,000 shares: none issued
Common stock, $0.0001 par value. Authorized 195,000,000 shares:
20,135,000 shares issued and outstanding at December 31, 2005 and
20,000,000 shares issued and outstanding at December 31, 2004	2,014	2,000
Additional paid-in capital	969,378	951,642
Accumulated deficit	(1,316,167)	(121,515)
Total stockholders' equity (deficit)	(344,775)	832,127
Total liabilities and stockholders' equity (deficit)	$5,749,767	$832,142

See accompanying notes to consolidated financial statements.

INTERNATIONAL AMERICAN TECHNOLOGIES, INC.
Consolidated Statements of Operations Back to Table of Contents
Years ended December 31, 2005 and 2004

	2005	2004
Revenues	$3,395,151	$-
Costs and expenses:
Cost of sales	2,396,950	-
Selling, general and administrative	2,104,473	30,968
Total operating expenses	4,501,423	30,968

Operating loss	(1,106,272)	(30,968)

Other income (expenses):
Interest income	18,237	23,975
Interest expense	(106,617)	-
Total other income (expenses)	(88,380)	23,975

Net loss before income tax	(1,194,652)	(6,993)
Provision for income tax	-	-
Net loss applicable to common shareholders	$(1,194,652)	$(6,993)

Net loss per common share - basic and diluted	$(0.06)	$(0.00)

Weighted average common shares - basic and diluted	20,111,000	20,000,000

See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL TECHNOLOGIES, INC.
Consolidated Statements of Stockholders' Equity (Deficit) Back to Table of Contents
For the years ended December 31, 2005 and 2004

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders'
	shares	amount	capital	deficit	equity
Balance, December 31, 2003	20,000,000	$2,000	$951,642	$(114,522)	$839,120
Net loss	-	-	-	(6,993)	(6,993)
Balance, December 31, 2004	20,000,000	2,000	951,642	(121,515)	832,127
Issuance of common stock for services	135,000	14	17,736	-	17,750
Net loss	-	-	-	(1,194,652)	(1,194,652)
Balance, December 31, 2005	20,135,000	$2,014	$969,378	$(1,316,167)	$(344,775)

See accompanying notes to consolidated financial statements

INTERNATIONAL AMERICAN TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows Back to Table of Contents
Years ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net loss	$(1,194,652)	$(6,993)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization of property and equipment	117,517	-
Amortization of patents and trademarks	200,561	-
Issuance of common stock for services	17,750	-
(Increase) decrease of operating assets, net of acquisitions:
Accounts receivable	(319,928)	-
Inventories	(195,819)	-
Prepaid expenses	15,772	-
Patents and trademarks	(12,337)	-
Other assets	(38,310)	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(9,751)	15
Net cash used in operating activities	(1,419,197)	(6,978)

Cash flows from investing activities:
Purchase of property and equipment	(119,801)	-
Redemption (purchase) of certificate of deposit	300,000	(300,000)
Proceeds from payments on long-term notes receivable	25,586	21,935
Amount due from affiliates	(342,700)	281,600
Purchase of stock in majority-owned subsidiary	(998,300)	-
Cash acquired in acquisition of majority-owned subsidiary	56,506	-
Net cash provided by (used in) investing activities	(1,078,709)	3,535

Cash flows from financing activities:
Proceeds from long-term borrowing	2,131,605	-
Proceeds from borrowings from related parties	998,300
Repayment of short-term borrowing	(570,223)	-
Net cash provided by financing activities	2,559,682	-

Net increase (decrease) in cash	61,776	(3,443)
Cash at beginning of year	99	3,542
Cash at end of year	$61,875	$99

Supplemental schedule of cash flow information:
Interest paid	$106,617	$-
Taxes paid	$-	$-

Non-cash investing and financing transactions:
Issuance of note payable and assumption of liabilities
for acquisition of subsidiary	$1,457,400	$-

Non-cash portion of assets and liabilities received in the acquisition of a majority-owned subsidiary (see Note 1):
Current assets	$437,639
Property and equipment, net	826,765
Patents and trademarks, net	2,724,487
Other non-current assets	70,085
Current liabilities	(2,098,376)
Deferred tax credit	(503,200)
	$1,457,400
See accompanying notes to consolidated financial statements

INTERNATIONAL AMERICAN TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
Back to Table of Contents
December 31, 2005 and 2004

(1) Summary of Significant Accounting Policies

Organization, Ownership and Business

International American Technologies, Inc., f/k/a Unlimited Coatings Corporation, (the Company), was a public shell company with no operations in 2004. In 2005, the Company acquired, through its parent company, 51% of the capital stock of Hammonds Technical Services, Inc. The Company is 81.6% owned subsidiary of American International Industries, Inc. (AIII).

Principles of Consolidation

The 2005 consolidated financial statements include the accounts of the Company and its majority-owned subsidiary: Hammond Technical Services, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash-Equivalents

The Company considers cash and cash-equivalents to include cash on hand and demand deposits with banks with an original maturity of three months or less.

Accounts Receivable

Accounts receivable consist primarily of trade receivables, net of a valuation allowance for doubtful accounts.

Allowance for Doubtful Accounts

The Company extends credit to customers and other parties in the normal course of business. The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, the Company makes judgments regarding its customers' ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. In the event the Company was to determine that a customer may not be able to make required payments, the Company would increase the allowance through a charge to income in the period in which that determination is made.

Inventories

Inventories are valued at the lower-of-cost or market on a first-in, first-out basis. The Company assesses the realizability of its inventories based upon specific usage and future utility. A change to results of operations is taken when factors that would result in a need for a reduction in its valuation, such as excess or obsolete inventory, are noted.

Property, Plant, Equipment, Depreciation, Amortization and Long Lived Assets

Long-lived assets include:

Property, Plant and equipment – These assets are recorded at original cost and increased by the cost of any significant improvements after purchase. We depreciate the cost evenly over the assets’ estimated useful lives. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant gain or loss being recognized as a component of other income or expense.

Identifiable intangible assets – These assets are recorded at original cost, intangible assets with finite lives are amortized evenly over their estimated useful lives.

At least annually, we review all long-lived assets for impairment. When necessary, we record changes for impairments of long-lived assets for the amount by which the present value of future cash flows, or some other fair value measure, is less than the carrying value of these assets.

During April, 2005 the Company acquired Hammonds Technical Services, Inc. for a purchase price of approximately $2,455,700. Long- Lived assets totaling $2,958,900 were recognized as a result of the acquisition. The operations of Hammonds Technical Services are included in the consolidated statements of operations from date of acquisition.

The following table contains a summary of the tangible and of the intangible assets acquired:

Acquired Assets	Amount	Life
Machinery & Equipment	$408,162	2-10 years
Patents	1,621,500	5-17 lives
Trade Marks	465,199	10 years
Sole Source Contract	464,039	7 years
	$2,958,900

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

New Standards Implemented

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Internal Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 on January 1, 2006. Any impact on the Company’s consolidated results of operations and earnings per share will be dependent on the amount of any accounting changes or corrections of errors whenever recognized.

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

(2) Acquisition of Hammonds Technical Services, Inc.

Effective April 28, 2005, the Company entered into a Stock Purchase Agreement ("the Agreement") to acquire a 51% interest in the capital stock of Hammonds Technical Services, Inc., a privately owned Texas corporation ("Hammonds") in consideration for the Company or its parent, American International Industries, Inc., providing: (i) $998,300 in cash to Hammonds for working capital; (ii) a secured revolving long-term line of credit in the amount of $2,000,000; and (iii) the parent issuing 145,000 restricted shares of common stock to the Company in consideration for a $1,450,000 promissory note. These shares were exchanged for two minority equity interests in Hammonds owned by third parties. The total purchase price to acquire the 51% in Hammonds was $2,455,700 representing cash payments of $825,000, 145,000 shares of AIII’s restricted common stock valued at $1,450,000 and the assumption of a note payable to one of the former shareholders in the amount of $173,300 and liabilities in excess of assets in the amount of $7,400.

Prior to the acquisition, Hammonds was two separate legal entities, Hammonds Technical Services, Inc. and Hammonds Fuel Additives, Inc. (collectively "Hammonds") manufacturers engineered products and chemicals that serve multiple segments of the fuels distribution, water treatment and utility vehicle industries. Hammonds products are marketed by a worldwide network of distributors, manufacturers representatives and original equipment manufacturers. On February 28, 2005, Hammond Fuels Additives, Inc. was merged into Hammonds Technical Services, Inc.

As required by SFAS No. 141, the Company has recorded the acquisition using the purchase method of accounting with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition date. The purchase price of $2,455,700 had been allocated at follows:

Current assets	$1,435,939
Property and equipment, net	826,765
Patents and trademarks, net of amortization	2,724,487
Other non-current assets	70,085
Current liabilities	(2,098,376)
Deferred tax credits	(503,200)
$2,455,700

Revenues and expenses are included in the Company’s statement of operations from May 1, 2005 through December 31, 2005.

The following unaudited pro forma data summarizes the results of operations of the Company for the years ended December 31, 2005 and 2004 as if the acquisition had been completed on January 1, 2004. The pro forma data gives effect to the actual operating results prior to acquisition. The pro forma results do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred on January 1, 2004 or may be achieved in the future.

	December 31, 2005	December 31, 2004
Revenues	$4,558,174	$4,681,316
Net income (loss)	(1,505,316)	(520,812)
Basic net earnings (loss) per share	(0.07)	(0.03)

(3) Inventory

Inventory at December 31, 2005 consisted of the following:

2005
Finished goods	$134,240
Work in process	25,696
Parts and materials	1,148,305
1,308,241
Less: Obsolescence reserve	(303,584)
$1,004,657

(4) Property and Equipment

A summary of property and equipment and related accumulated depreciation and amortization are as follows:

2005
Office furniture and equipment	$404,643
Machinery and equipment	1,417,041
Transportation equipment	191,151
Leasehold improvements	95,240
Total property and equipment	2,108,075
Less: Accumulated depreciation and amortization	(1,279,026)
Net property and equipment	$829,049

(5) Intangible Assets

Intangible assets at December 31, 2005 consisted of the following:

2005
Patents	$2,053,330
Trademarks	465,199
Sole Source Contract	464,039
2,982,568
Less accumulated amortization	(446,305)
$2,536,623

(6) Long-term Debt

Long-term debt consisted of the following:

	December 31
	2005	2004
Note payable to a bank, interest due monthly at prime plus 2%, principal payment due December 17, 2006, secured by assets of the Company's subsidiary	$2,000,000	$-

Note payable, with interest at 10.75%, interest payments due quarterly, with the principal balance due on December 10, 2006	71,588	-

Other notes with various terms	47,837	-
	2,131,605	-
Less current portion	(2,131,605)	-
	$-	$-

Principal repayment provisions of long-term debt are as follows at December 31, 2005:

2006	$2,131,605
Total	$2,131,605

(7) Concentration of Credit Risk

Financial instruments that potentially subject the Companies to credit risk are primarily accounts receivable – trade and notes receivable. The Company grants credit to customers throughout the United States. Generally, the Companies do not require collateral or other security to support customer receivables.

(8)    Income Taxes

The following table set forth a reconciliation of the statutory of federal income tax for the year December 31, 2005 and 2004. The loss before taxes was $1,194,456 in 2005 and $6,993 in 2004.

	December 31
	2005	2004
Income tax benefit computed at statutory rate for	$(406,182)	$(2,378)
Permanent differences - non deductible expenses	84,600	-
Increase in valuation allowance	321,582	2,378
Tax benefit	$-	$-

The Company will not file a consolidated income tax return.

Deferred Income Taxes

The tax effects of the temporary differences between financial statement income and taxable income are recognized a deferred tax asset and liability as of December 31,2005 is set below.

		December 31
		2005		2004
Deferred tax assets:	$		$
Net operating loss - current period		362,882		41,300
Total deferred tax asset		362,882		41,300
Valuation allowance		(362,882)		(41,300)
Net deferred asset		$-		$-

		December 31
		2005		2004
Deferred tax liability:	$		$
Fixed asset temporary difference		138,775		-
Intangible asset temporary difference		364,425		-
Net deferred tax liability		$503,200		$-

The Company's parent has various net operating loss carryforwards in excess of $13,000,000 which expire in 2026. The loss is limited under Internal Revenue Code Section 382.

(9) Segment Information

The Company has two reportable segments and corporate overhead: Hammonds was two separate reportable segments, Hammonds Technical Services, Inc. and Hammonds Fuel Additives, Inc. (collectively "Hammonds") manufacturers engineered products and chemicals that serve multiple segments of the fuels distribution, water treatment and utility vehicle industries. Hammonds products are marketed by a worldwide network of distributors, manufacturers representatives and original equipment manufacturers. The corporate overhead includes the Company's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performances based on profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses.

The Company's reportable segments are strategic business units that offer different technology and marketing strategies.

The Company's areas of operations are principally in the United States. No single foreign country or geographic area is significant to the consolidated financial statements.

Consolidated revenues, operating income/(losses), and identifiable assets were as follows:

	December 31
	2005	2004
Revenues:
Hammonds Technical Services	2,583,887	-
Hammonds Fuel Additives	811,264	-
Corporate	-	-
	$3,395,151	$-
Income (loss) from operations:
Hammonds Technical Services	(1,076,259)	-
Hammonds Fuel Additives	(10,888)	-
Corporate	(19,125)	(6,993)
	$(1,106,272)	$(6,993)
Identifiable assets:
Hammonds Technical Services	2,193,207	-
Hammonds Fuel Additives	3,138,302	-
Corporate	418,258	832,142
	$5,749,767	$832,142

(10) Commitments

The Company leases office space under a noncancellable operating lease which expires in September 2010. Future minimum lease payments under the operating lease are as follows:

Year
December 31,	Amount
2006	$307,200
2007	307,200
2008	307,200
2009	307,200
2010	230,400
$1,459,200

Lease expenses for the years ended December 2005 and 2004, were $40,000 and $0, respectively. The Company is obligated to pay a management fee to its parent in the amount of $10,000 monthly.

(11) Related Party Transactions and Economic Dependence

The Company has been and continues to be dependent upon the funding from its parent, American International Industries, Inc. At December 31, 2005, the Company owed the parent $1,843,588.