Form 10KSB/A
period 2005-12-31
International American Technologies, Inc.
filed 2006-05-08
CIK 1300524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB/A
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

This Annual Report on Form 10-KSB/A of International American Technologies, Inc. (hereinafter the "Company", the "Registrant" or "IMTG") includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Registrant that may cause its actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-KSB/A and in the Registrant's other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. For a more detailed discussion of the foregoing risks and uncertainties, see "Risk Factors".

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

Description of Hammonds Business

Some of the statements contained in this current report of International American Technologies Inc., (hereinafter the "Company", "IMTG", "We" or the "Registrant"  discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. On February 28, 2005, the Registrant entered into a Stock Purchase Agreement (the "Agreement") to acquire 51% of the capital stock of Hammonds Technical Services, Inc., a privately owned Texas corporation ("Hammonds") in consideration for the Registrant or its parent, American International Industries, Inc., providing: (i) up to $1,000,000 in cash to Hammonds for working capital; (ii) a secured revolving long-term line of credit in the amount of $2,000,000; and (iii) the Registrant's parent, American International Industries, Inc., issuing 145,000 restricted shares of common stock to the Registrant in consideration for a $1,450,000 promissory note. These restricted shares were exchanged for two minority equity interests in Hammonds owned by third parties, which minority interest were canceled. Pursuant to the Agreement, which closed on April 28, 2005, Hammonds became a subsidiary of the Registrant.

General Background of Hammonds

Hammonds Technical Services, Inc. and Hammonds Fuel Additives, Inc. were separate private company's and, in connection with the acquisition by IMTG, Hammonds Fuel Additives was merged into Hammonds Technical Services on February 28, 2005. Hammonds manufactures engineered products and chemicals that serve multiple segments of the fuels distribution, water treatment and utility vehicle industries. Hammonds' products are marketed by a worldwide network of distributors, manufacturers representatives and original equipment manufacturers. Hammonds was founded in 1982 by Carl Hammonds and provides the following diverse products and services:

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

Risk Factors

Investing in our common stock will provide an investor with an equity ownership interest. Shareholders will be subject to risks inherent in our business. The performance of our shares will reflect the performance of our business relative to, among other things, general economic and industry conditions, market conditions and competition. The value of the investment may increase or decrease and could result in a loss. An investor should carefully consider the following factors as well as other information contained in this annual report on Form 10-KSB/A.

This annual report on Form 10-KSB/A also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risk factors described below and the other factors described elsewhere in this Form 10-KSB/A.

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

Revenues

Gross revenues for the year ended December 31, 2005 were $3,395,151 generated by Hammonds. During fiscal 2005, Hammonds’ production facility in Houston, TX was forced to close for approximately two weeks related to Hurricane Katrina. In addition, Hammonds’ production operations were halted for two weeks in connection with Hammonds’ move from a leased facility to a facility owned by the Registrant’s parent. The two stoppages reduced Hammonds revenues from those anticipated. Hammonds' new 80,000 square foot facility has enabled it to increase production which should result in increased sales revenues during 2006, specifically from its new line of ODVs which were introduced during the fourth quarter of 2005, and the increase in water purification systems and injector business. We had inventories of $1,004,657 at December 31, 2005, consisting primarily of parts and materials in expectation of increasing demand for our products including Hammonds’ ODV line during 2006.

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

Operating Loss

Our operating loss was $1,106,272 in 2005. Our operating loss was mainly attributable to slower than anticipated growth in sales, in part caused by Hammonds’ two work stoppages and the later than anticipated introduction of the new ODV line. We expect that our operating loss will decrease with the anticipated growth in revenues and reduced expenses associated with research and development as a percentage of revenues.

Net Loss

Our net loss applicable to common shareholders was $1,194,652 in 2005.

Liquidity and Capital Resources

Our current assets were $1,937,150 at December 31, 2005, consisting mainly of inventories and accounts receivable, which we expect are fully collectible. In connection with the acquisition of Hammonds, we acquired patents and trademarks valued at $2,536,263 as of December 31, 2005. Our total assets at December 31, 2005 were $5,749,767 compared to $832,142 at December 31, 2004, which increase reflects the acquisition of Hammonds. We had working capital of $171,094 at December 31, 2005.

We had current liabilities of $1,766,056 at December 31, 2005, consisting principally of accounts payable and accrued expenses. At December 31, 2005, we had long-term liabilities of $4,328,486 consisting of a note payable to our parent, American International Industries, Inc. in the amount of $1,843,588, long-term debt, less current installments of $1,981,698 and deferred tax liabilities of $503,200.

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

Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

Not Applicable.

ITEM 8A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. In connection with the audit of the Company’s financial statements for the year ended December 31, 2005, the Company's president/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures and discussions with our independent accountants, our president/chief financial officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2005. The president/chief financial officer determined that the Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its financial reporting requirements and the complexity of the company’s operations and transactions, specifically at the Company’s operating subsidiary, Hammonds Technical Services, Inc. The Company did not maintain effective controls to ensure there was adequate analysis, documentation, reconciliation and review of accounting records and supporting data and monitoring and oversight of the work performed by completeness of the consolidated financial statements in accordance with generally accepted accounting principles. Specifically, the Company did not have effective controls designed and in place over the consolidation of the financial statements of the Hammonds subsidiary, including the acquisition, the reconciliation of inter-company accounts,  inventory and reserves, fixed assets and depreciation, accrued liabilities and general and administrative expense. In light of the above, the Company has determined to restate its financial statements for the periods ended June 30 and September 30, 2005.

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

ITEM 8B. OTHER INFORMATION Back to Table of Contents

On April 28, 2006, the Company inadvertently filed its annual report on Form 10-KSB for the fiscal year ended December 31, 2005, before certain edits and reviews were fully completed. For this reason the Company is filing this amended annual report on Form 10-KSB/A.

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

Name	Age	Positions
Gary D. Woerz	58	President, CFO and Director
Daniel Dror	64	Chairman of the Board

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

Daniel Dror, Chairman of the Board, has also served as Chief Executive Officer, President and Chairman of the Board of the Company's parent, American International Industries, Inc. since September 1997. From 1994 to 1997, Mr. Dror served as Chairman of the Board and Chief Executive Officer of Microtel International, Inc., a public company in the telecommunication business. From 1982 until 1993, Mr. Dror served as Chairman of the Board and Chief Executive Officer of Kleer-Vu Industries, Inc., a public company.

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

ITEM 10. EXECUTIVE COMPENSATION Back to Table of Contents

The following table contains the executive compensation to the Registrant's executive officer for the periods set forth below. No executive compensation was paid during the fiscal years 2005, 2004 and 2003.

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

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
American International Industries, Inc.	16,311,280	81.00%
601 Cien Street, Suite 235
Kemah, TX 77565

Gary D. Woerz, President, CFO and Director	100,000	0.00%
601 Cien Street, Suite 235
Kemah, TX 77565

Daniel Dror, Chairman of the Board	0	0.00%
601 Cien Street, 235
Kemah, TX 77565

Directors and Officers (2 person)	100,000	0.00%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS Back to Table of Contents

During the last two fiscal years, to the knowledge of the Registrant, there was no person who had or has a direct or indirect material interest in any transaction or proposed transaction to which the Registrant was or is a party. Transactions in this context relate to any transaction which exceeds $60,000. During 2005, the Registrant borrowed $998,300 from its parent, American International Industries, Inc., which funds were used by Hammonds for working capital.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed Thomas Leger & Co., L.L.P.  Our financial statements for the fiscal year ended December 31, 2004 were audited by R.E. Bassie & Co.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Thomas Leger & Co., L.L.P. and R.E. Bassie & Co. for the audit of the Registrant's annual financial statements for the years ended December 30, 2005 and 2004, and fees billed for other services rendered by Thomas Leger & Co., L.L.P. and R.E. Bassie & Co. during those years.

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

/s/ GARY D. WOERZ PRESIDENT AND CHIEF FINANCIAL OFFICER Dated: May 4, 2006

Financial Statements Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Stockholders
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

/s/ R. E. Bassie & Co.
Houston, Texas

March 15, 2005

INTERNATIONAL AMERICAN TECHNOLOGIES, INC.
Consolidated Balance Sheets Back to Table of Contents
December 31, 2005 and 2004

	2005	2004

Assets
Current assets:
Cash	$61,875	$99
Certificate of deposits	-	300,000
Accounts receivable, net of
allowance of doubtful accounts of $123,925 at December 31, 2005	829,294	-
Current portion of notes receivable	27,435	25,585
Inventories	1,004,657	88,712
Prepaid expenses	13,889	-
Total current assets	1,937,150	414,396

Long-term notes receivable	390,310	417,746
Property and equipment, net	829,049	-
Patents and trademarks, net of
accumulated amortization of $446,305 at December 31, 2005	2,536,263	-
Other assets	56,995	-
Total assets	$5,749,767	$832,142
Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$1,442,849	$15
Short-term note payable	173,300	-
Current installments of long-term debt	149,907	-
Total current liabilities	1,766,056	15

Due to American International Industries, Inc.	1,843,588	-
Long-term debt, less current installments	1,981,698	-
Deferred tax liability	503,200	-
Total liabilities	6,094,542	15

Stockholders' equity (deficit):
Preferred stock, $0.0001par value.
Authorized 5,000,000 shares: none issued	-	-
Common stock, $0.0001 par value. Authorized 195,000,000 shares:
20,135,000 shares issued and outstanding at December 31, 2005 and
20,000,000 shares issued and outstanding at December 31, 2004	2,014	2,000
Additional paid-in capital	969,378	951,642
Accumulated deficit	(1,316,167)	(121,515)
Total stockholders' equity (deficit)	(344,775)	832,127
Total liabilities and stockholders' equity (deficit)	$5,749,767	$832,142

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

	2005	2004

Cash flows from operating activities:
Net loss	$(1,194,652)	$(6,993)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization of property and equipment	117,517	-
Amortization of patents and trademarks	200,561	-
Issuance of common stock for services	17,750	-
(Increase) decrease of operating assets, net of acquisitions:
Accounts receivable	(319,928)	-
Inventories	(195,819)	-
Prepaid expenses	15,772	-
Patents and trademarks	(12,337)	-
Other assets	(38,310)	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(9,751)	15
Net cash used in operating activities	(1,419,197)	(6,978)

Cash flows from investing activities:
Purchase of property and equipment	(119,801)	-
Redemption (purchase) of certificate of deposit	300,000	(300,000)
Proceeds from payments on long-term notes receivable	25,586	21,935
Amount due from (to) affiliates	(342,700)	281,600
Purchase of stock in majority-owned subsidiary	(998,300)	-
Cash acquired in acquisition of majority-owned subsidiary	56,506	-
Net cash provided by (used in) investing activities	(1,078,709)	3,535

Cash flows from financing activities:
Proceeds from long-term borrowing	2,131,605	-
Proceeds from borrowings from related parties	998,300	-
Repayment of short-term borrowing	(570,223)	-
Net cash provided by financing activities	2,559,682	-

Net increase (decrease) in cash	61,776	(3,443)
Cash at beginning of year	99	3,542
Cash at end of year	$61,875	$99

Supplemental schedule of cash flow information:
Interest paid	$106,617	$-
Taxes paid	$-	$-

Non-cash investing and financing transactions:
Issuance of note payable and assumption of liabilities
for acquisition of subsidiary	$1,457,400	$-

Non-cash portion of assets and liabilities received in the acquisition of a majority-owned subsidiary (see Note 2):
Current assets	$437,639
Property and equipment, net	826,765
Patents and trademarks, net	2,724,487
Other non-current assets	70,085
Current liabilities	(2,098,376)
Deferred tax liability-	(503,200)
	$1,457,400
See accompanying notes to consolidated financial statements

INTERNATIONAL AMERICAN TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
Back to Table of Contents
December 31, 2005 and 2004

(1) Summary of Significant Accounting Policies

Organization, Ownership and Business

International American Technologies, Inc., f/k/a Unlimited Coatings Corporation, (the "Company"), was a public shell company with no operations in 2004. In 2005, the Company acquired, through its parent company, 51% of the capital stock of Hammonds Technical Services, Inc. The Company is 81.0% owned subsidiary of American International Industries, Inc. (AIII).

Principles of Consolidation

The 2005 consolidated financial statements include the accounts of the Company and its majority-owned subsidiary: Hammond Technical Services, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Presentation of certain amounts for the year ended December 31, 2004 have been reclassified to conform to the presentations for the current year.

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

Inventories

Inventories are valued at the lower-of-cost or market on a first-in, first-out basis. The Company assesses the realizability of its inventories based upon specific usage and future utility. A charge to results of operations is taken when factors that would result in a need for a reduction in the valuation, such as excess or obsolete inventory, are noted.

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

As required by SFAS No. 141, the Company has recorded the acquisition using the purchase method of accounting with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition date. The purchase price of $2,455,700 had been allocated at follows:

Current assets	$1,435,939
Property and equipment, net of depreciation	826,765
Patents and trademarks, net of amortization	2,724,487
Other non-current assets	70,085
Current liabilities	(2,098,376)
Deferred tax liability	(503,200)
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
$2,536,263

(6) Long-term Debt

Long-term debt consisted of the following:

	December 31
	2005	2004
Note payable to a bank, interest due monthly at prime plus 2%, principal payment due December 17, 2006, secured by assets of the Company's subsidiary	$1,981,698	$-

Note payable, unsecured, with interest at 10.75%, interest payments due quarterly, with the principal balance due on December 10, 2006	89,890	-

Other notes with various terms	60,017	-
	2,131,605	-
Less current portion	149,907	-
	$1,981,698	$-

Principal repayment provisions of long-term debt are as follows at December 31, 2005:

2006	$149,907
2007	1,981,698
Total	$2,131,605

(7) Concentration of Credit Risk

Financial instruments that potentially subject the Companies to credit risk are primarily accounts receivable – trade and notes receivable. The Company grants credit to customers throughout the United States. Generally, the Companies do not require collateral or other security to support customer receivables. Hammonds Technical Services (HTS) had two customers that represented more than 10% of its total sales. Hammonds Fuel Additives (HTA)had one customer that represented more than 10% of its total sales.

Customer A	HTS	25%
Customer B	HTS	15%
Customer C	HFA	10%

(8) Income Taxes

The following table set forth a reconciliation of the statutory of federal income tax for the year December 31, 2005 and 2004. The loss before taxes was $1,194,652 in 2005 and $6,993 in 2004.

	December 31
	2005	2004
Income tax benefit computed at statutory rate for	$(406,182)	$(2,378)
Permanent differences - non deductible expenses	84,600	-
Increase in valuation allowance	321,582	2,378
Tax benefit	$-	$-

The Company will not file a consolidated income tax return.

Deferred Income Taxes

The tax effects of the temporary differences between financial statement income and taxable income are recognized as deferred tax asset and liability as of December 31,2005 is set below.

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

(9) Segment Information

The Company has two reportable segments and corporate overhead: Hammonds was two separate reportable segments, Hammonds Technical Services, Inc. and Hammonds Fuel Additives, Inc. (collectively "Hammonds"). Hammonds manufacturers engineered products and chemicals that serve multiple segments of the fuels distribution, water treatment and utility vehicle industries. Hammonds products are marketed by a worldwide network of distributors, manufacturers representatives and original equipment manufacturers. The corporate overhead includes the Company's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.

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

Consolidated revenues, operating income/(losses), and identifiable assets were as follows:

	December 31
	2005	2004
Revenues:
Hammonds Technical Services	$2,583,887	$-
Hammonds Fuel Additives	811,264	-
Corporate	-	-
	$3,395,151	$-
Loss from operations:
Hammonds Technical Services	$(1,076,259)	$-
Hammonds Fuel Additives	(10,888)	-
Corporate	(19,125)	(30,968)
	$(1,106,272)	$(30,968)
Identifiable assets:
Hammonds Technical Services	$2,193,207	$-
Hammonds Fuel Additives	3,138,302	-
Corporate	418,258	832,142
	$5,749,767	$832,142

(10) Commitments

The Company leases office space under a noncancellable operating lease which expires in October 2015. Future minimum lease payments under the operating lease are as follows:

Year December 31,	Amount
2006	$301,600
2007	307,200
2008	307,200
2009	307,200
2010	307,200
Thereafter	1,484,800
$3,015,200

Lease expenses for the years ended December 2005 and 2004, were $132,701 and $0, respectively. The Company is obligated to pay a management fee to its parent in the amount of $10,000 monthly.

(11) Related Party Transactions and Economic Dependence

The Company has been and continues to be dependent upon the funding from its parent, American International Industries, Inc. At December 31, 2005, the Company owed the parent $1,843,588.

(12) Restatement of Previously Issued Quarterly Data (Unaudited)

	Quarter ended June 30, 2005
	As previously reported	Restatement adjustments	As restated
Revenues	$576,035	$-	$576,035
Cost of sales	389,139	-	389,139
Selling, general and administrative expenses	391,955	52,056	444,011
Total costs & expenses	781,094	52,056	833,150
Operating loss	(205,059)	(52,056)	(257,115)
Interest income	5,469	6,164	11,633
Other income	466,350	(466,350)	-
Total other income (expense)	471,819	(460,186)	11,633
Net earnings (loss) before minority interest	266,760	(512,242)	(245,482)
Minority interest	(136,178)	136,178	-
Net earnings (loss) applicable to common shareholders	130,582	(376,064)	(245,482)

Weighted average common shares	20,125,000	-	20,125,000
Net earnings (loss) per share applicable to shareholders -
basic and diluted	$0.01	$-	$(0.01)

Patents and trademarks, net of amortization	$138,415	2,509,652	2,648,067
Goodwill	4,134,049	(4,134,049)	-

Current liabilities	2,961,807	(863,429)	2,098,378
Deferred tax liability	-	503,200	503,200
Minority interest	2,200,231	(2,200,231)	-
Accumulated deficit	$4,291	$(376,064)	$(371,773)
Total stockholders equity	$967,933	$(376,064)	$591,869

	Quarter ended September 30, 2005
	As previously reported	Restatement adjustments	As restated
Revenues	$1,704,922	$-	$1,704,922
Cost of sales	1,305,043	-	1,305,043
Selling, general and administrative expenses	1,058,947	102,715	1,161,662
Total costs and expenses	2,363,990	102,715	2,466,705
Operating loss	(659,068)	(102,715)	(761,783)
Interest income	14,325	-	14,325
Other income (expense)	519,099	(519,099)	-
Total other income (expense)	533,424	(519,099)	14,325
Net loss before minority interest	(125,644)	(621,814)	(747,458)
Net loss applicable to shareholders	(125,644)	(621,814)	(747,458)

Weighted average common shares	20,102,650	22,350	20,125,000
Net loss per share applicable to shareholders - basic and diluted	$(0.01)	$-	$(0.04)

Patents and trademarks, net of amortization	135,582	2,448,023	2,583,605

Minority interest	2,353,922	(2,353,922)	-
Deferred tax liability	-	503,200	503,200
Accumulated deficit	$(247,159)	$(621,834)	$(868,993)
Total stockholders equity	$719,983	$(621,834)	$98,149