Form 10QSB
period 2006-03-31
International American Technologies, Inc.
filed 2006-06-16
CIK 1300524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

At March 31, 2006, the Registrant had 20,135,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Registrant's financial statements for the three-month periods ended March 31, 2006 and 2005 are attached to this quarterly report. The financial statements for these periods are not comparable because the Registrant was a non-operating company during the first quarter of 2005.

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

Organization, Principal Activities and Basis of Presentation

International American Technologies, Inc., a Nevada corporation, is publicly traded on the pink sheets under the symbol IMTG. The Company was incorporated on August 18, 1986 and is 81.0% owned subsidiary of American International Industries, Inc., a company reporting under the Exchange Act with its shares subject to quotation on the OTCBB under the symbol AMIN.

Effective April 28, 2005 the Registrant entered into a Stock purchase Agreement ("the Agreement") to acquire a 51% interest in the capital stock of Hammonds Technical Services, Inc., a privately owned Texas corporation ("Hammonds") in consideration for IMTG or its parent, American International Industries, Inc., providing (i) $998,300 in cash to Hammonds for working capital; (ii) a secured revolving long-term line of credit in the amount of $2,000,000; and (iii) the parent issuing 145,000 restricted shares of common stock to IMTG in consideration for a $1,450,000 promissory note, These shares were exchanged for two minority equity interests in Hammonds owned by third parties. The total purchase price to acquire the 51% in Hammonds was $2,455,700 representing cash payments of $825,000, 145,000 shares of AIII’s restricted common stock valued at $1,450,000 and the assumption of a note payable to one of the former share holders in the amount of $173,300 and liabilities in excess of assets in the amount of $7,400.

Prior to the acquisition, Hammonds was two separate legal entities, Hammonds Technical Services, Inc. and Hammonds Fuel Additives, Inc. (collectively "Hammonds") manufacturers engineered products and chemicals that serve multiple segments of the fuels distribution, water treatment and utility vehicle industries. Hammonds products are marketed by a worldwide network of distributors, manufacturers representatives, and original equipment manufacturers. On February 28, 2005, Hammonds Fuels Additives Inc. was merged into Hammonds Technical Services, Inc.

As required by SFAS No. 141, IMTG has recorded the acquisition using the purchase method of accounting with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition date. The purchase price of $2,455,700 has been allocated as follows:

Current assets	$1,435,939
Property and equipment, net	826,765
Patents and trademarks, net of amortization	2,724,487
Other non-current assets	70,085
Current liabilities	(2,098,376)
Deferred tax credit	(503,200)
$2,455,700

Revenue and expenses of Hammonds Technical Services, Inc, are included in the Company’s consolidated statements of operations from May 1, 2005. The condensed consolidated balance sheets, statements of operations and comprehensive income, and cash flow included herein are unaudited, except for the condensed consolidated balance sheet as of December 31, 2005. The unaudited financial statements include, in the opinion of management, all the adjustments, consisting only of the normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The unaudited financial statements included herein have been prepared in accordance with the rules of the Securities and Exchange Commission for Form 10QSB and accordingly do not include all foot note disclosures that would normally be included in financial statements prepared in accordance with generally accepted accounting principles, although the Company believes that the disclosures presented are adequate to make the information presented not misleading. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10KSB for the year ended December 31, 2005.

The nature of the Company’s business is such that the results of interim periods are not necessarily indicative of results that may be expected for any future interim period or for a full year.

Results of Operations

The following is derived from, and should be read in conjunction with, our unaudited condensed consolidated financial statements, and related notes, as of and for the three months ended March 31, 2006 and 2005.

Revenues. Revenues increased by $1,325,169 for the three months ended March 31, 2006 from $0.00 for the three months ended March 31, 2005. This increase was primarily due to the increase in sales resulting from the acquisition in 2005.

Cost of Sales. Cost of sales increased by $1,041,113 for the three months ending March 31, 2006 as compared to $0.00 for the three months ended March 31, 2005. The increase was primarily due to increased production volume and price costs associated with the acquisition in 2005.

Selling and Administrative. Selling and administrative expenses increased to $653,303 for the three months ended March 31, 2006 from $10,970 for the three months ended March 31, 2005. The increase was primarily due to the acquisition in 2005.

Loss from Operations. As a result of the foregoing, our loss excluding interest expense and income increased to $369,247 for the three months ended March 31, 2006 from $10,970 for the period ended March 31, 2005. The increase is due acquisition in 2005.

Other Income (Expense). Interest Expense increased to $78,727 for the period ended March 31, 2006 from Interest Income of $6,194 for the three-month period ended March 31, 2005. The increase was primarily due to the acquisition in 2005.

Liquidity and Capital Resources

At March 31, 2006 and December 31, 2005, we had total assets of $6,072,465 and $5,749,767, respectively. We had current liabilities at March 31, 2006 and December 31, 2005 of $3,883,208 and $3,747,754, respectively. Our accumulated deficit at March 31, 2006 and December 31, 2005 was $1,764,141 and $1,316,167, respectively. We had negative working capital of $1,583,184 at March 31, 2006 as compared to $1,810,604 at December 31, 2005. Net cash used in operations was $447,267at March 31, 2006 as compared to $305,084 at March 31, 2005. The cash used was derived from a decrease in accounts receivables of $159,642, decrease in inventories of $198,875 and an increase in accounts payable of $285,361. Net cash provided by investing activities was $571,581 for the period ended March 31, 2006 as compared to $306,230 for the period ended March 31, 2005.

In future periods our financial statements will reflect our 51% ownership of Hammonds Technical Services, Inc.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2005, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2006. The president/ chief financial officer determined that the Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its financial reporting requirements and the complexity of the Company’s operations and transactions, specifically at the Company’s operating subsidiary, Hammonds Technical Services, Inc.

Changes in internal controls. During the quarterly period covered by this report, the Company made changes in our internal control over financial reporting in order to improve such internal controls over financial reporting. Specifically, the Company has taken the following stems to address the specific deficiencies in internal disclosure controls and procedures: (i) the Company’s subsidiary has hired a full time controller who has been directed to implement procedures to correct the noted deficiencies, (ii) the Company has hired a full time consultant with accounting and auditing experiences to perform an internal audit function; and the Company’s parent has hired a full time CFO to oversee financial and accounting transactions to include the financial reporting and disclosure.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as exhibits to this report on Form 10-QSB or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.
Exhibit No.	Description
31.1	Certification of President and CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
31.2	Certification of President and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ GARY D. WOERZ

President and CFO

Dated: June 16, 2006

Financial Statements Back to Table of Contents

Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets-March 31, 2006 and December 31, 2005 (Audited)	7
Unaudited Condensed Consolidated Statement of Operations - Three months ended March 31, 2006 and 2005	8
Unaudited Condensed Consolidated Statement of Cash Flows - Three months ended March 31, 2006 and 2005	9
Notes to Unaudited Financial Statements	10

INTERNATIONAL AMERICAN TECHNOLOGIES, INC.
(Formerly Unlimited Coatings Corporation)
Condensed Consolidated Balance Sheets
March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$36,283	$61,875
Accounts receivable (net)	988,936	829,294
Current portion of notes receivable	27,984	27,435
Inventories (net)	1,203,532	1,004,657
Prepaid Expenses	43,289	13,889
Total current assets	2,300,024	1,937,150

Long-term notes receivable	383,081	390,310
Property and equipment, net	857,980	829,049
Patents and trademarks, net	2,474,634	2,536,263
Other assets	56,746	56,995
Total assets	$6,072,465	$5,749,767

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$1,728,210	$1,442,849
Short-term note payable	173,300	173,300
Current short-term debt	1,981,698	1,981,698
Current installments of long-term debt	-	149,907
Total current liabilities	3,883,208	3,747,754

Due to American International Industries, Inc	2,478,805	1,843,588
Deferred tax liability	503,200	503,200
Total liabilities	6,865,213	6,094,542

Stockholders' equity:
Preferred stock, $0.0001par value, authorized 5,000,000 shares: none issued	-	-
Common stock, $0.0001 par value, authorized 195,000,000 shares:
20,135,000 shares and 20,135,000 shares issued and outstanding
at March 31, 2006 and December 31, 2005, respectively	2,014	2,014
Additional paid-in capital	969,379	969,378
Accumulated deficit	(1,764,141)	(1,316,167)
Total stockholders' deficit	(792,748)	(344,775)
Total liabilities and stockholders' deficit	$6,072,465	$5,749,767

See accompanying notes to financial statements

INTERNATIONAL AMERICAN TECHNOLOGIES, INC.
(Formerly Unlimited Coatings Corporation)
Condensed Consolidated Statements of Operations
Three months ended March 31, 2006 and 2005 (Unaudited)

	Three-Months Ended	Three-Months Ended
	March 31, 2006	March 31, 2005

Revenues	$1,325,169	$-
Costs and expenses:
Cost of sales	1,041,113	-
Selling, general and administrative	653,303	10,970
Total costs and expenses	1,694,416	10,970

Operating loss	(369,247)	(10,970)

Other income:
Interest income	3,780	6,194
Interest expense	(50,607)	-
Other expense	(31,900)	-
Total other income (expense)	(78,727)	6,194

Net loss before income tax	(447,974)	(4,776)
Provision for income tax	-	-
Net loss	$(447,974)	$(4,776)

Net loss per common share - basic and diluted	$(0.02)	$(0.00)

Weighted average common shares - basic and diluted	20,135,000	20,052,500

See accompanying notes to financial statements

INTERNATIONAL AMERICAN TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2006 and 2005 (Unaudited)

	Three-Months Ended	Three-Months Ended
	March 31, 2006	March 31, 2005

Cash flows from operating activities:
Net loss	$(447,974)	$(4,776)
Adjustments to reconcile net income loss
to net cash used in operating activities:
Depreciation and amortization	103,563	-
Common stock issued for services	-	10,000
Increase (decrease ) of operating assets:
Accounts Receivable	(159,642)	-
Inventories	(198,875)	-
Prepaid expenses	(29,400)	-
Other	(300)	-
Increase (decrease)of operating liabilities::
Amount due from parent company	-	(311,000)
Accounts payable and accrued expenses	285,361	692
Net cash used in operating activities	(447,267)	(305,084)

Cash Flow from investing activities:
Redemption of certificate of deposit	-	300,000
Long-term notes receivable	7,229	6,230
Purchase of fixed assets	(70,865)	-
Intercompany	635,217	-
Net cash provided by investing activities	571,581	306,230

Cash flows used in financing activities:
Principal payments of long-term debt	(149,906)	-
Net increase (decrease) in cash	(25,592)	1,146

Cash at beginning of period	61,875	99
Cash at end of period	$36,283	$1,245

See accompanying notes to financial statements

INTERNATIONAL AMERICAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

The unaudited condensed consolidated financial statements have been prepared by International American Technologies, Inc., (IMTG) f/k/a Unlimited Coatings Corporation, (the Company) without audit and include: the Company and its 51% owned subsidiary Hammonds Technical Services, Inc .which was recorded as a purchase as of April 28, 2005. Revenues and expenses of Hammonds Technical Services, Inc. are included in the Company’s condensed consolidated statements of operations and cash flows from May 1, 2005. The Company is an 81.0% owned subsidiary of American International Industries, Inc. (Amin).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2006 are not indicative of the results that may be expected for the year ending December 31, 2006.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's audited consolidated financial statements and related footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

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

(3) Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.