Form 10QSB
period 2006-06-30
International American Technologies, Inc.
filed 2006-08-09
CIK 1300524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_______________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

At June 30, 2006, the Registrant had 20,135,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Registrant's financial statements for the three and six month periods ended June 30, 2006 and 2005 are attached to this quarterly report.

Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

As used in this Quarterly Report, the terms "we", "us", "our" and the "Company" means International American Technologies, Inc., a Nevada corporation, and its subsidiary, Hammonds Technical Services, Inc. To the extent that we make any forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward-looking statements. Our forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Generally, forward-looking statements include phrases with words such as "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

Organization, Principal Activities and Basis of Presentation

International American Technologies, Inc., a Nevada corporation, is publicly traded on the OTCBB: Symbol "IMTG". The Company was incorporated on August 18, 1986 and is an 81.0% owned subsidiary of American International Industries, Inc., OTCBB: AMIN.

Effective April 28, 2005 the Registrant entered into a Stock Purchase Agreement to acquire a 51% interest in the capital stock of Hammonds Technical Services, Inc., a privately-owned Texas corporation ("Hammonds"), in consideration for IMTG, or IMTG’s corporate parent, American International Industries, Inc., providing (i) $998,300 in cash to Hammonds for working capital; (ii) a secured revolving long-term line of credit in the amount of $2,000,000; and (iii) American issuing 145,000 restricted shares of common stock to IMTG in consideration for a $1,450,000 promissory note, which shares were exchanged for two minority equity interests in Hammonds that were owned by third parties. The total purchase price to acquire the 51% in Hammonds was $2,455,700 representing cash payments of $825,000, 145,000 restricted shares of American International Industries, valued at $1,450,000, and the assumption of a $173,000 note payable to a former shareholder of Hammonds and the assumption of $7,400 in liabilities.

Revenue and expenses of Hammonds are included in the Company’s consolidated statements of operations from May 1, 2005 through the period ended June 30, 2006. The condensed consolidated balance sheets, statements of operations and comprehensive income, and cash flow included herein are unaudited, except for the condensed consolidated balance sheet as of December 31, 2005. The unaudited financial statements include, in the opinion of management, all the adjustments, consisting only of the normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The unaudited financial statements included herein have been prepared in accordance with the rules of the Securities and Exchange Commission for Form 10QSB and accordingly do not include all foot note disclosures that would normally be included in financial statements prepared in accordance with generally accepted accounting principles, although the Company believes that the disclosures presented are adequate to make the information presented not misleading. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10KSB for the year ended December 31, 2005.

The nature of the Company’s business is such that the results of interim periods are not necessarily indicative of results that may be expected for any future interim period or for a full year.

Results of Operations

Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005.

The following is derived from, and should be read in conjunction with, our unaudited condensed consolidated financial statements, and related notes, as of and for the three and six months ended June 30, 2006 and 2005.

Revenues. Revenues increased to $1,835,659 for the three months ended June 30, 2006 from $576,035 for the three months ended June 30, 2005. For the six-month periods ended June 30, 2006, revenues increased to $3,160,826 from $576,035 for the same six-month period of 2005. In addition, during the six-month period ended June 30, 2006, Hammonds projected backlog of orders has increased to approximately $5,000,000, representing a substantial increase from 2005.

Cost of Sales. Cost of sales was $1,215,672 and $2,256,785 for the three and six months ended June 30, 2006 as compared to $389,139 for the three and six months ended June 30, 2005. The increase was primarily due to Hammonds increased production volume and price costs since the acquisition of Hammonds effective April 28, 2005.

Selling and Administrative. Selling and administrative expenses increased to $778,192 and $2,316,785 for the three and six months ended June 30, 2006 from $496,760 and $507,730 for the three and six months ended June 30, 2005. The increase was primarily due to sales and marketing expenses associated with the introduction by Hammonds of its new line of omni direction utility vehicles in late 2005 and the on-going sales and marketing efforts associated with all of its product lines.

Loss from Operations. As a result of the foregoing, our loss, excluding interest expense and income, for the three and six-month periods ended June 30, 2006 were $158,205 and $559,352 compared to $309,864 and $320,864 for the same periods ended June 30, 2005.

Other Income (Expense). Interest expense increased slightly to $26,687 and $73,514 for the three and six-month periods ended June 30, 2006 from $11,633 and $70,576 for the three and six-month periods ended June 30, 2005. The increase was primarily due to increase in the working capital line of credit.

Net Income (loss). The Company reduced its net loss for the three-month period ended June 30, 2006 to 184,892 from 298,231 during the three-month period ended June 30, 2005. The Company incurred a net loss of $632,866 during the six-month period ended June 30, 2006 compared to a net loss of $250,258.

Liquidity and Capital Resources

At June 30, 2006 and December 31, 2005, we had total assets of $6,344,125 and $5,749,767, respectively. We had current liabilities at June 30, 2006 and December 31, 2005 of $1,967,360 and $1,766,056, respectively. Our accumulated deficit at June 30, 2006 and December 31, 2005 was $1,949,033 and $1,316,167, respectively. We had positive working capital of $728,938 at June 30, 2006 as compared to $171,094 at December 31, 2005. Net cash used in operations was $1,098,857 during the six months ended June 30, 2006 compared to $428,686 for the same period of June 30, 2005. The cash used in operating activities was mainly attributable to an increase in accounts receivable of $297,745 and an increase in inventories of $368,034. Net cash provided by investing activities was $364,993 during the six-month period ended June 30, 2006, compared to $10,208 for the same of 2005.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2006, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None.

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
Exhibit No.	Description
31.1	Certification of President and CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.1	Certification of President and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K During the Period Covered by this Report: The Registrant filed a Form 8-K on May 1, 2006 with Item 8.01 "Other Events" disclosure and a Form 8-K on June 29, 2006 with Item 4.01 "Changes in Registrant's Certifying Accountants" disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ GARY D. WOERZ

President and CFO

Dated: August 8, 2006

Financial Statements Back to Table of Contents

Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets - June 30, 2006 and December 31, 2005 (Audited)	7
Unaudited Condensed Consolidated Statement of Operations - Three and Six months ended June 30, 2006 and 2005	8
Unaudited Condensed Consolidated Statement of Cash Flows - Six months ended June 30, 2006 and 2005	9
Notes to Unaudited Financial Statements	10

INTERNATIONAL AMERICAN TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2006 and December 31, 2005

	2006	2005
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$108,954	$61,875
Accounts receivable, net	1,127,039	829,294
Current portion of notes receivable	28,807	27,435
Inventories	1,372,691	1,004,657
Prepaid expenses and other assets	58,807	13,889
Total current assets	2,696,298	1,937,150

Long-term notes receivable, less current portions	375,460	390,310
Property and equipment, net	777,798	829,049
Patents and trademarks, net	2,438,198	2,536,263
Other assets	56,371	56,995
Total assets	$6,344,125	$5,749,767

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$1,498,684	$1,442,849
Short-term note payable	311,274	173,300
Current installments of long-term debt	157,402	149,907
Total current liabilities	1,967,360	1,766,056

Long-term debt, less current installments	2,617,172	1,981,698
Due to American International Industries, Inc	2,234,034	1,843,588
Deferred tax liability	503,200	503,200
Total liabilities	7,321,766	6,094,542

Stockholders' equity:
Preferred stock, $0.0001par value, authorized 5,000,000 shares: none issued	-	-
Common stock, $0.0001 par value, authorized 195,000,000 shares:
20,135,000 shares issued and outstanding at June 30, 2006 and December 31, 2005	2,014	2,014
Additional paid-in capital	969,378	969,378
Accumulated deficit	(1,949,033)	(1,316,167)
Total stockholders' deficit	(977,641)	(344,775)
Total liabilities and stockholders' equity	$6,344,125	$5,749,767

See accompanying notes to consolidated financial statements

INTERNATIONAL AMERICAN TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations Back to Table of Contents
Three and six months ended June 30, 2006 and 2005
(Unaudited)

	Three-Months Ended	Three-Months Ended	Six-Months Ended	Six-Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
		(Restated)		(Restated)

Revenues	$1,835,659	$576,035	$3,160,828	$576,035
Costs and expenses:
Cost of sales	1,215,672	389,139	2,256,785	389,139
Selling, general and administrative	778,192	496,760	1,463,395	507,730
Total costs and expenses	1,993,864	885,899	3,720,180	896,869

Operating loss	(158,205)	(309,864)	(559,352)	(320,834)

Other income (expenses):
Interest income	3,660	11,633	7,440	17,827
Interest expense	(30,347)	-	(80,954)	-
Other	-	-	-	52,749
Total other income (expense)	(26,687)	11,633	(73,514)	70,576

Net loss before income taxes	(184,892)	(298,231)	(639,866)	(250,258)
Provision for income tax	-	-	-	-
Net loss	(184,892)	(298,231)	(639,866)	(250,258)

Net loss applicable to common shareholders:
Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted average common shares:
Basic and diluted	20,135,000	20,135,000	20,135,000	20,088,750

See accompanying notes to consolidated financial statements.

INTERNATIONAL AMERICAN TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2006 and 2005
(Unaudited)

	Three-Months Ended	Three-Months Ended
	June 30, 2006	June 30, 2005
		(Restated)

Cash flows from operating activities:
Net loss	$(632,866)	$(250,258)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization of property and equipment	71,649	20,284
Amortization of intangibles	123,258	52,056
Common stock issued for services	-	10,000
Increase (decrease ) of operating assets, net of acquisition of subsidiaries:
Accounts receivable	(297,745)	31,243
Inventories	(368,034)	(133,677)
Prepaid expenses and other current assets	(44,918)	3,208
Other assets	625	1,167
Increase (decrease)of operating liabilities, net of acquisition of subsidiaries:
Accounts payable and accrued expenses	49,174	(162,709)
Net cash used in operating activities	(1,098,857)	(428,686)

Cash flow from investing activities:
Purchase of property and equipment	(13,738)	-
Redemption of certificate of deposit	-	300,000
Patents and trademarks	(25,193)	-
Notes receivable	13,478	14,708
Amounts due to American International Industries, Inc.	390,446	(304,500)
Net cash provided by investing activities	364,993	10,208

Cash flows used in financing activities:
Proceeds from short-term borrowings	137,974	-
Repayments of short-term borrowings	-	(480,333)
Proceeds from long-term debt	642,969	886,380
Net cash provided by financing activities	780,943	406,047

Net increase (decrease) in cash	47,079	(12,431)

Cash at beginning of year	61,875	56,605
Cash and cash equivalents at end of period	$108,954	$44,174

Supplemental schedule of cash flow information:
	$-	$-

See accompanying notes to consolidated financial statements

INTERNATIONAL AMERICAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

International American Technologies, Inc. (the "Company"), operates as through its majority-owned subsidiaries, Hammonds Technical Services, Inc., Hammonds Fuel Services, Inc. and Hammonds Water Treatment System, Inc.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 2006 are not indicative of the results that may be expected for the year ending December 31, 2006.

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

(4) Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The estimated federal income tax expense for the three and six month periods ended June 30, 2006 and 2005 is eliminated by net operating loss carry forwards.

(5) Employee Stock Based Compensation

The Company grants options to non-employees for goods and services and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123R, "Accounting for Stock-Based Compensation" based on the grant date fair values.

(6) Industry Segments

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

Consolidated revenues, operating income/(losses), and identifiable assets were as follows:

		June 30,
		2006		2005
Revenues:	$		$
Hammonds Technical Services		1,751,896		376,738
Hammonds Fuel Additives		599,362		199,297
Hammonds Water Treatment System		809,570		-
Corporate		-		-
		$3,160,828		$576,035

Income (loss) from operations:	$		$
Hammonds Technical Services		(639,891)		(292,444)
Hammonds Fuel Additives		13,824		(797)
Hammonds Water Treatment System		84,260		-
Corporate		(17,545)		(27,593)
		$(559,352)		$(320,834)

Identifiable assets:	$		$
Hammonds Technical Services		2,590,870		1,734,909
Hammonds Fuel Additives		2,345,927		1,290,216
Hammonds Water Treatment System		608,090		-
Corporate		799,238		432,985
		$6,344,125		$3,458,110

The Company's areas of operations are in the United States.

(5) Restatement of Previously Issued Quarterly Data (Unaudited)

	As previously reported	Restatement adjustments	As restated
Period ended June 30, 2005
Selling, general and administrative expenses	$391,955	$104,805	$496,760
Total cost and expenses	781,094	104,805	885,899
Operating income (loss)	(205,059)	(104,805)	(309,864)
Interest income	5,469	6,164	11,633
Other income	466,350	(466,350)	-
Total other income	471,819	(460,186)	11,633
Net earnings (loss) before minority interest	266,760	(564,991)	(298,231)
Minority interest	(136,178)	136,178	-
Net earnings (loss)	130,582	(428,813)	(298,231)

Net earnings (loss) per share to shareholders	0.01	-	(0.01)

June 30, 2005
Patents and trademarks, net of amortization	138,415	2,509,652	2,648,067
Goodwill	4,134,049	(4,134,049)	-
Accounts payable and accrued expenses	2,961,807	(863,429)	2,098,378
Deferred tax liability	-	503,200	503,200
Minority interest	2,200,231	(2,200,231)	-
Accumulated deficit	4,291	(376,064)	(371,773)
Total stockholders' equity	967,933	(376,064)	591,869