Form 10QSB/A
period 2005-06-30
International American Technologies, Inc.
filed 2006-10-12
CIK 1300524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB/A
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

Recent Developments

On February 28, 2005, the Registrant entered into a stock purchase agreement to acquire 51% of the capital stock of Hammonds Technical Services, Inc., a privately owned Texas corporation ("Hammonds") in consideration for the Registrant or its parent, American International Industries, Inc., providing: (i) $998,300 in cash to Hammonds for working capital; (ii) a secured revolving long-term line of credit in the amount of $2,000,000; and (iii) the parent, American International Industries, Inc., issuing 145,000 restricted shares of common stock to the Registrant in consideration for a $1,450,000 promissory note. The agreement with Hammonds closed on April 28, 2005 and Hammonds became a subsidiary of the Registrant. The restricted shares were exchanged for two minority equity interests in Hammonds owned by third parties, which minority interests were canceled. In connection with the agreement between the Company and Hammonds the Registrant changed its name from Unlimited Coatings Corporation to International American Technologies, Inc.

Results of Operations and Financial Conditions

Revenues: Gross revenues for the three month and six month period ended June 30, 2005 were $576,035. There is no comparison to 2004 because the Company did not have any operating revenues. We completed our acquisition of Hammonds Technical Services on April 28, 2005. The revenues reflect two months of activity. We expect Hammonds Technical Services to report revenues of about two million in the third and fourth quarters.

Cost of Sales: Costs of sales for the three month and six month period ending June 30, 2005 were $389,139. With the increase in backlog we expect to purchase necessary inventory in quantities which will increase productivity and decrease cost of sales.

General and administrative expenses: In for the three month period ended June 30, 2005 selling, general and administrative expenses totaled $437,847 as compared to $206 for the period ended June 30, 2004. For the six month period ended June 30, 2005 selling, general and administrative expenses were $448,817 as compared to $2,801 for the six month period ended June 30, 2004. The increase in selling, general and administrative expenses were due to the acquisition of Hammonds Technical Services.

Operating Income (Loss): Our operating loss for the three month period ended June 30,2005 was $250,951 as compared to an operating loss of $206 for the three month period ended June 30, 2004. For the six month period ended June 30, 2005 our operating loss was $261,921 as compared to an operating loss of $2,801 for the period ended June 30, 2004. We expect with our current backlog to stabilize our production costs and maintain reasonable SG&A expenses so that Hammonds Technical Services could be at break even at the end of the third quarter and profitable from operations by the fourth quarter.

Other Income (Loss): Other income for the three and six month periods ended June 30, 2005 was $11,633 and $17,827, respectively, due to interest income on notes receivable.

Net Income (Loss): We had a net loss for the three month period ended June 30, 2005 of $239,318 compared to net income of $6,184 for the same period of 2004. For the six month period ended June 30, 2005, we had a net loss of $244,094 compared to net income of $8,522 for the same period of 2004.

Liquidity and Capital Resources

Cash used in operating activities for the six months ended June 30,2005 was $192,771 compared to cash provided by operating activities of $8,651for the period ended June 30, 2004. Net cash provided by financing activities for the period ended June 30, 2005 was $170,132. Hammonds Technical Services obtained a $2,000,000 revolving line of credit payable on December 17, 2006.

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

Changes in internal controls. Subsequent to December 31, 2005, the Company made changes in internal control over financial reporting in order to improve such internal controls over financial reporting. Specifically, the Company has taken the following steps to address the specific deficiencies in internal disclosure controls and procedures: (i) the Company’s operating subsidiary has hired a full time controller who has been directed to implement procedures to correct the noted deficiencies; (ii) the Company has hired a qualified consultant with accounting and auditing experiences to perform an internal audit function; and the Company’s parent has hired a full time CFO to oversee financial and accounting transactions to include the financial reporting and disclosure.

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

None.

ITEM 5. OTHER INFORMATION Back to Table of Contents

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-QSB/A or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

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

By /s/ Daniel Dror
Daniel Dror
Chairman
October 11, 2006

By /s/ Gary D. Woerz
Gary D. Woerz
CEO and CFO
October 11, 2006

Financial Statements Back to Table of Contents

INTERNATIONAL AMERICAN TECHNOLOGIES, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets Back to Table of Contents
June 30, 2005 and December 31, 2004
(unaudited)

	June 30, 2005	December 31, 2004
	(Restated)	(Audited)

Assets
Current assets:
Cash	$44,174	$99
Certificate of deposits	-	300,000
Accounts receivable, net	478,123	-
Current portion of notes receivable	29,916	25,586
Inventories	942,515	-
Prepaid expenses and other assets	26,453	-
Amount due from affiliate	-	88,712
Total current assets	1,521,181	414,397

Long-term notes receivable, less current portion	398,707	417,745
Property and equipment, net	806,481	-
Patents and trademarks, net	2,648,067
Other assets	17,518	-
Total assets	$5,391,954	$832,142

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	1,259,363	15
Short-term notes payable	263,190	-
Total current liabilities	1,522,553	15

Deferred tax liability	503,200	-
Long-term debt	886,380	-
Amount due to American International Industries, Inc.	1,881,788	-
Total liabilities	4,793,921	15

Stockholders' equity:
Preferred stock, $0.0001par value, authorized 5,000,000 shares: none issued	-	-
Common stock, $0.0001 par value, authorized 195,000,000 shares:
20,125,000 shares issued and outstanding at June 30, 2005
and 20,000,000 shares and outstanding at December 31, 2004	2,013	2,000
Additional paid-in capital	961,629	951,642
Accumulated deficit	(365,609)	(121,515)
Total stockholders' equity	598,033	832,127
Total liabilities and stockholders' equity	$5,391,954	$832,142

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL AMERICAN TECHNOLOGIES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations Back to Table of Contents
For the three six months ended June 30, 2005 and 2004
(Unaudited)

	Three-Months Ended	Three-Months Ended	Six-Months Ended	Six-Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(Restated)		(Restated)

Revenues	$576,035	$-	$576,035	$-
Costs and expenses:
Cost of sales	389,139	-	389,139	-
Selling, general and administrative	437,847	206	448,817	2,801
Total costs and expenses	826,986	206	837,956	2,801

Operating loss	(250,951)	(206)	(261,921)	(2,801)

Other income:
Interest income	11,633	6,390	17,827	11,323
Total other income (expense)	11,633	6,390	17,827	11,323

Net earnings (loss) before income tax	(239,318)	6,184	(244,094)	8,522
Provision for income tax	-	-	-	-

Net earnings (loss)	$(239,318)	$6,184	$(244,094)	$8,522

Net earnings (loss) applicable to common shareholders:
Basic and diluted	$(0.01)	$0.00	$(0.01)	$0.00

Weighted average common shares - basic and diluted	20,125,000	20,000,000	20,088,750	20,000,000

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL AMERICAN TECHNOLOGIES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows Back to Table of Contents
Six months ended June 30, 2005 and 2004
(Unaudited)

	Six-Months Ended	Six-Months Ended
	June 30, 2005	June 30, 2004
	(Restated)

Cash flows from operating activities:
Net earnings (loss)	$(244,094)	$8,522
Adjustments to reconcile net earnings
to net cash provided by (used in) operating activities:
Depreciation of property and equipment	20,284	-
Amortization	76,420
Common stock issued for services	10,000	-
(Increase) decrease of operating assets, net of acquisition of subsidiary:
Accounts receivable	31,243	-
Inventories	(133,677)	-
Prepaid expenses and other current assets	34,776	-
Other assets	52,567	-
Increase (decrease) in operating liabilities, net of acquisition of subsidiary:
Accounts payable and accrued expenses	(40,290)	129
Net cash provided by (used in) operating activities	(192,771)	8,651

Cash flows from investing activities:
Redemption of certificate of deposit	300,000	-
Notes receivable	14,708	9,797
Purchases of stock in majority-owned subsidiary	(998,300)	-
Cash acquired in acquisition of majority-owned subsidiary	56,506	-

Amount due from/to affiliates	693,800	(21,600)
Net cash provided by (used in) investing activities	66,714	(11,803)

Cash flows from financing activities:
Proceeds from long-term debt	886,380	-
Repayment of short-term notes payable	(716,248)	-
Net cash provided by financing activities	170,132	-

Net increase (decrease) in cash	44,075	(3,152)

Cash at beginning of year	99	3,542
Cash at end of period	$44,174	$390

Supplemental schedule of cash flow information:	$-	$-

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL AMERICAN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Back to Table of Contents
June 30, 2005

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

(4) Acquisition

On February 28, 2005, the Company entered into a Stock Purchase Agreement  to acquire a 51% interest in the capital stock of Hammonds Technical Services, Inc., a privately owned Texas corporation ("Hammonds") in consideration for the Company or its parent, American International Industries, Inc., providing: (i) $998,300 in cash to Hammonds for working capital; (ii) a secured revolving long-term line of credit in the amount of $2,000,000; and (iii) the parent issuing 145,000 restricted shares of common stock to the Company in consideration for a $1,450,000 promissory note. The restricted shares were exchanged for two minority equity interests in Hammonds owned by third parties, which minority interest were canceled. The total purchase price to acquire the 51% in Hammonds was $2,455,700, representing cash payments of $998,300, 145,000 shares of American International Industries’ restricted common stock valued at $1,450,000 and the assumption of a note payable to one of the former shareholders in the amount of $173,300 and liabilities in excess of assets in the amount of $7,400. The acquisition of Hammonds closed on April 28, 2005.

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

As required by SFAS No. 141, the Company has recorded the acquisition using the purchase method of accounting with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition date. The purchase price of $2,455,700 had been allocated at follows:

Current assets	$1,435,939
Property and equipment, net	826,765
Patents and trademarks	2,724,487
Other non-current assets	70,085
Current liabilities	(2,098,376)
Deferred tax liability	(503,200)
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

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Revenues	$809,042	$1,027,083	$1,739,058	$1,944,450
Net income (loss)	(239,318)	(54,583)	(244,094)	(150,215)
Basic net earnings (loss) per share	($0.01)	($0.00)	($0.00)	($0.01)

(5) Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The estimated federal income tax expense for the six and three-month periods ended June 30, 2005 and 2004 is eliminated by net operating loss carry forwards.

(6) Restatement of Previously Issued Quarterly Data (Unaudited)

The data for the quarterly period ended June 30, 2005 is being restated to properly account for the allocation of the purchase price for the acquisition of Hammonds. In addition, the restatement accounts for the correction of errors related to the over booking of income as it relates to the forgiveness of debt and to eliminate the minority interest share of earnings.

	As previously reported	Restatement adjustments	As restated
Quarter ended June 30, 2005
Revenues	$576,035	$-	$576,035
Cost of sales	389,139	-	389,139
Selling, general and administrative	402,925	45,892	448,817
Total costs and expenses	792,064	45,892	837,956
Operating income (loss)	(216,029)	(45,892)	(261,921)
Interest income	11,663	6,164	17,827
Other income	466,350	(466,350)	-
Total other income	478,013	(460,186)	17,827
Net earnings (loss) before minority interest	261,984	(506,078)	(244,094)
Minority interest	(136,178)	136,178	-
Net earnings (loss)	125,806	(369,900)	(244,094)

Net earnings (loss) per share to shareholders	0.01		(0.01)
Weighted Average common shares	20,125,000		20,088,750

June 30, 2005
Excess of cost over net assets of businesses acquired	$4,134,049	$(4,134,049)	$-
Patents and trademarks, net	138,415	2,509,652	2,648,067
Total assets	7,016,351	(1,624,397)	5,391,954
Accounts payable and accrued expenses	1,116,829	142,534	1,259,363
Current liabilities	2,961,807	(1,439,254)	1,522,553
Deferred tax liability	-	503,200	503,200
Amount due to American International Industries, Inc.	1,581,788	300,000	1,881,788
Minority interest	2,200,231	(2,200,231)	-
Total liabilities	6,048,418	(1,254,497)	4,793,921
Accumulated earnings (deficit)	4,291	(369,900)	(365,609)
Total stockholders' equity	967,933	(369,900)	598,033