Form 10QSB/A
period 2005-09-30
International American Technologies, Inc.
filed 2006-10-12
CIK 1300524

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

Revenues: Our gross revenues for the three month and nine month period ended September 30, 2005 were $1,128,887 and $1,704,922, respectively. We did not have any revenues during the same periods of 2004 because during 2004 and through April 28, 2005 we had no business operations.

Cost of Sales: Our costs of sales for the three month and nine month period ending September 30, 2005 were $915,904 and $1,305,043, respectively. With the increase in backlog we expect to purchase necessary inventory in quantities which will increase our gross margins and expect decreased cost of sales.

General and administrative expenses: In for the three month period ended September 30, 2005 selling, general and administrative expenses totaled $758,737 compared to $4,165 for the three-month period ended September 30, 2004. For the nine-month period ended September 30, 2005 selling, general and administrative expenses were $1,161,662 compared to $4,371 for the nine-month period ended September 30, 2004. The increase in selling, general and administrative expenses was a result of the acquisition of Hammonds Technical Services.

Operating Loss: Our operating loss for the three-month period ended September 30, 2005 was $545,754 compared to an operating loss of $4,165 for the three-month period ended September 30, 2004. For the nine-month period ended September 30, 2005 our operating loss was $761,783 compared to an operating loss of $4,371 for the period ended September 30, 2004. We expect our operating loss to incrementally decrease based on our current backlog of orders.

Other Income (Loss): We had other income for the three and nine-month periods ended September 30, 2005 of $8,826 and $20,489, respectively, from interest income.

Net Income (Loss): We had a net loss for the three-month period ended September 30, 2005 of $536,928 compared to net income of $7,055 for same period in the prior year. For the nine-month period ended September 30, 2005, our net loss was $741,294 compared to net income of $13,239 for the same period in the prior year.

Liquidity and Capital Resources

Cash used in operating activities during the nine months ended September 30, 2005 was $885,178 compared to cash provided by operating activities of $14,382 during the same period in the prior year. The Company's negative cash flow from operations was mainly due to our net loss and an increase in inventories of $270,483. Non-cash charges of $193,618 related to depreciation and amortization and common stock issued for services valued at $13,500 offset cash used in operating activities. We received $1,931,968 during the nine-month period ended September 30, 2005 from the issuance of long-term debt instruments offset by payments of short-term payables of $716,248 resulting in $1,215,720 provided by financing activities during the nine-month period ended September 30, 2005. We used $327,724 for investing activities during the nine months ended September 30, 2005. Hammonds Technical Services obtained a $2,000,000 revolving line of credit which is payable December 17, 2006.

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
October 12, 2006

By /s/ Gary D. Woerz
Gary D. Woerz
CEO and CFO
October 12, 2006

Financial Statements Back to Table of Contents

INTERNATIONAL AMERICAN TECHNOLOGIES, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets Back to Table of Contents
September 30, 2005 and December 31, 2004
(unaudited)

	September 30, 2005	December 31, 2004
	(Restated)	(Audited)

Assets
Current assets:
Cash	$2,917	$99
Certificate of deposits	-	300,000
Accounts receivable, net	516,582
Current portion of notes receivable	31,412	26,865
Inventories	1,079,321	-
Prepaid expenses and other assets	97,619	-
Amount due from affiliate	-	88,712
Total current assets	1,727,851	415,676

Long-term notes receivable, net	392,898	416,466
Property and equipment, net	839,080	-
Patents and trademarks, net	2,583,605
Other assets	42,435	-
Total assets	$5,585,869	$832,142

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	1,235,090	15
Short-term notes payable	263,190	-
Total current liabilities	1,498,280	15

Long-term debt	1,931,968	-
Due to American International Industries, Inc.	1,548,088	-
Deferred tax liability	503,200	-
Total liabilities	5,481,536	15

Stockholders' equity:
Preferred stock, $0.0001par value, authorized 5,000,000 shares: none issued	-	-
Common stock, $0.0001 par value, authorized 195,000,000 shares:
20,135,000 shares issued and outstanding at September 30, 2005
and 20,000,000 shares and outstanding at December 31, 2004	2,014	2,000
Additional paid-in capital	965,128	951,642
Accumulated deficit	(862,809)	(121,515)
Total stockholders' equity	104,333	832,127
Total liabilities and stockholders' equity	$5,585,869	$832,142

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL AMERICAN TECHNOLOGIES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations Back to Table of Contents
For the three and nine months ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(Restated)		(Restated)

Revenues	$1,128,887	$-	$1,704,922	$-
Costs and expenses:
Cost of sales	915,904	-	1,305,043	-
Selling, general and administrative	758,737	4,165	1,161,662	4,371
Total costs and expenses	1,674,641	4,165	2,466,705	4,371

Operating loss	(545,754)	(4,165)	(761,783)	(4,371)

Other income (expenses):
Interest income	8,826	11,220	20,489	17,610
Total other income	8,826	11,220	20,489	17,610

Net earnings (loss) before income tax	(536,928)	7,055	(741,294)	13,239
Provision for income tax	-	-	-	-

Net earnings (loss)	$(536,928)	$7,055	$(741,294)	$13,239

Net earnings applicable to common shareholders:
Basic and diluted	$(0.03)	$0.00	$(0.04)	$0.00

Weighted average common shares - basic and diluted	20,129,000	20,000,000	20,102,650	20,000,000

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL AMERICAN TECHNOLOGIES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows Back to Table of Contents
Nine months ended September 30, 2005 and 2004
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004
	(Restated)

Cash flows from operating activities:
Net earnings	$(741,294)	$13,239
Adjustments to reconcile net earnings
to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	52,736	-
Amortization of patents and trademarks	140,882	-
Common stock issued for services	13,500	-
(Increase) decrease of operating assets, net of acquisition of subsidiary:
Accounts receivable	(7,216)	-
Inventories	(270,483)	-
Prepaid expenses and other current assets	(36,390)	-
Other assets	27,650	-
Increase (decrease) in operating liabilities, net of acquisition of subsidiary:
Accounts payable and accrued expenses	(64,563)	1,143
Net cash provided by (used in) operating activities	(885,178)	14,382

Cash flows from investing activities:
Purchase of property and equipment	(65,051)	-
Redemption of certificate of deposit	300,000	-
Purchase of stock in majority-owned subsidiary	(998,300)	-
Cash acquired in acquisition of majority-owned subsidiary	56,506	-
Notes receivable	19,021	15,813
Amount due from/to affiliates	360,100	(32,600)
Net cash used in investing activities	(327,724)	(16,787)

Cash flows from financing activities:
Proceeds from long-term debt	1,931,968	-
Repayment of short-term notes payable	(716,248)	-
Net cash provided by financing activities	1,215,720	-

Net increase (decrease) in cash	2,818	(2,405)

Cash at beginning of year	99	3,542
Cash at end of period	$2,917	$1,137

Supplemental schedule of cash flow information:	$-	$-

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

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues	$1,128,887	$1,985,115	$1,704,922	$3,929,565
Net income (loss)	$(536,928)	$(253,425)	$(741,294)	$(403,640)
Basic net earnings (loss) per share	$(0.03)	$(0.01)	$(0.04)	$(0.02)

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

(6) Restatement of Previously Issued Quarterly Data (Unaudited)

The data for the quarterly period ended September 30, 2005 is being restated to properly account for the allocation of the purchase price for the acquisition of Hammonds. In addition, the restatement accounts for the correction of errors related to the over booking of income as it relates to the forgiveness of debt and increase amortization of intangibles.

	As previously reported	Restatement adjustments	As restated
Quarter ended September 30, 2005
Revenues	$1,704,922	$-	$1,704,922
Cost of sales	1,305,043	-	1,305,043
Selling, general and administrative	1,058,947	102,715	1,161,662
Total costs and expenses	2,363,990	102,715	2,466,705
Operating income (loss)	(659,068)	(102,715)	(761,783)
Interest income	14,325	6,164	20,489
Other income	519,099	(519,099)	-
Total other income	533,424	(512,935)	20,489
Net earnings (loss) before income taxes	(125,644)	(615,650)	(741,294)
Net earnings (loss)	(125,644)	(615,650)	(741,294)

Net earnings (loss) per share to shareholders	(0.01)	(0.03)	(0.04)
Weighted Average common shares	20,102,650	-	20,102,650

September 30, 2005
Excess of cost over net assets of businesses acquired	$4,603,634	$4,603,634	$-
Patents and trademarks, net	135,582	2,448,023	2,583,605
Total assets	7,741,480	(2,155,611)	5,585,869
Accounts payable and accrued expenses	922,629	312,461	1,235,090
Current liabilities	2,735,607	(1,237,327)	1,498,280
Deferred tax liability	-	503,200	503,200
Amount due to American International Industries, Inc.	1,549,788	(7,400)	1,548,088
Minority interest	2,353,922	(2,353,922)	-
Total liabilities	7,021,497	(1,539,961)	5,481,536
Accumulated deficit	(247,159)	(615,650)	(862,809)
Total stockholders' equity	719,983	(615,650)	104,333