Form 10KSB/A
period 2005-12-31
International American Technologies, Inc.
filed 2006-10-12
CIK 1300524

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

Description of Hammonds Business

Some of the statements contained in this current report of International American Technologies Inc., (hereinafter the "Company", "IMTG", "We" or the "Registrant"  discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. On February 28, 2005, the Registrant entered into a Stock Purchase Agreement (the "Agreement") to acquire 51% of the capital stock of Hammonds Technical Services, Inc., a privately owned Texas corporation ("Hammonds") in consideration for the Registrant or its parent, American International Industries, Inc., providing: (i) 998,300 in cash to Hammonds for working capital; (ii) a secured revolving long-term line of credit in the amount of $2,000,000; and (iii) the Registrant's parent, American International Industries, Inc., issuing 145,000 restricted shares of common stock to the Registrant in consideration for a $1,450,000 promissory note. These restricted shares were exchanged for two minority equity interests in Hammonds owned by third parties, which minority interest were canceled. Pursuant to the Agreement, which closed on April 28, 2005, Hammonds became a subsidiary of the Registrant.

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

Hammonds designs and manufactures fluid handling equipment. Hammonds fluid powered additive systems permit the use of a single battlefield fuel by supplying both distribution and tactical additive injectors to all branches of the United States military. Hammonds intends to continue to provide additive injection systems to the military through sole source equipment contracts. Hammonds manufactures truck mounted injectors with custom blending at the end of the hose for jet fuel and other products such as diesel, LPGN (propane), home heating oil, and bio-diesel. In January 2005, Hammonds began a long-term project to install dye injection systems in over eight hundred Canadian and U.S. stationary and truck mounted diesel delivery injectors and is continuing this project in 2006.

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

In March 2005, Hammonds started production of an entirely new type of industrial utility vehicle called Omni Directional Vehicle ("ODV"). Hammonds believes that ODV utility vehicle will establish a new standard for industrial utility vehicles based on vehicle safety and performance. Hammonds believes that the patented new design can be utilized in connection with forklifts, freight terminal tractors, security vehicles, industrial highway mowers and a full range of aviation ground handling vehicles. Hammonds has produced several prototypes of its new ODV product at its plant in Houston, Texas. Hammonds has entered into license agreements with manufacturers to produce a range of vehicles based on its ODV patented technology. In addition, Hammonds has received initial stocking orders for ODVs from distributors which provide for six ODVs and a delivery schedule of a minimum of two ODVs per month for the next twelve months. The total revenues of the initial stocking orders and the scheduled delivery orders are estimated at $2,500,000. Subsequent to the year ended December 31, 2005, Hammonds  received orders for: its new line of ODVs; water purification products; and fuel additives and injectors. These orders, which exceed $3,000,000, are scheduled to be delivered during the last quarter of 2006 and the first quarter of 2007.

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

Biobor® is a fuel biocide marketed to the aviation, off-road vehicle and stand-by power generation industries and is registered by the United States Environmental Protection Agency as a fuel biocide. (EPA 65217-1). Biobor® is one of only two biocides approved for use in aviation jet fuel. Competition for the jet fuel market is limited to Kathon FP, a product of Rohm and Haas. Kathon FP is not approved for use in some parts of the United States. Biobor® has no geographical limitations and is used throughout the world as a primary choice by operators of turbine fuel aircraft. There are a host of other manufacturers producing fuel biocides for diesel and other hydrocarbon based fuels, with Angus Chemical being one of the largest.

Hammonds' Biobor® JF fuel biocide is approved for control of microbial growth in hydrocarbon fuels. The Biobor® JF product, a fuel additive, is widely recognized as a standard for control of fuel-born microbial growth and has been widely accepted in the aviation, marine and power generation industries. Hammonds has established a very competitive position with the Biobor® JF product, selling to such major customers as Boeing, Dessault, Airbus, Lockheed, Cessna, Gulfstream, Learjet, General Dynamics, Pratt & Whitney, Rolls Royce, GE, Cummins, General Motors, Ford, Caterpillar, DaimlerChrysler and John Deere. Hammonds does not believe that any other product is as accepted in the market as its Biobor® JR. While Biobor® JF is one of only two biocides approved for use in aviation fuels, it has also been tested and approved as a preservative for manufactured wood products such as engineered trusses, windows and sheet building materials. The expanding use of these manufactured wood products should provide a new expanded market for Biobor® JF since products such as arsenic have been removed from the list of approved wood preservatives. Hammonds believes that it enjoys strong market position in the aviation fuel additive market. Several other competitors have entered this market with limited success. There is considerable competition in the field of fuel biocides.

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

	Fiscal 2006				Fiscal 2005		Fiscal 2004
	High		Low		High	Low	High	Low
First Quarter ended March 31		$0.60		$0.35	$0.28	$0.23	$0.05	$0.05
Second Quarter ended June 30		$0.45		$0.30	$0.46	$0.20	$0.05	$0.03
Third Quarter ended September 30		$0.50		$0.25	$0.85	$0.35	$0.05	$0.02
Fourth Quarter ended December 31	$	---	$	---	$0.65	$0.31	$0.06	$0.02

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

Sale of Unregistered Securities

During fiscal year ended December 31, 2005, the Registrant issued: 100,000 restricted shares to its president and CFO as compensation valued at $3,000; 25,000 restricted shares to Rebekah Laird-Ruthstrom for services valued at $750; and 10,000 restricted shares to a consultant for services valued at $300. The Company believes that the issuances of these restricted shares was exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions.

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

Revenues

Gross revenues for the year ended December 31, 2005 were $3,395,151 generated by Hammonds. During fiscal 2005, Hammonds’ production facility in Houston, TX was forced to close for approximately two weeks related to Hurricane Katrina. In addition, Hammonds’ production operations were halted for two weeks in connection with Hammonds’ move from a leased facility to a facility owned by the Registrant’s parent. The two stoppages reduced Hammonds revenues from those anticipated. Hammonds' new 80,000 square foot facility has enabled it to increase production which should result in increased sales revenues during 2006, specifically from its new line of ODVs which were introduced during the fourth quarter of 2005, and the increase in water purification systems and injector business. We had inventories of $1,004,657 at December 31, 2005, consisting primarily of parts and materials in expectation of increasing demand for our products including Hammonds’ ODV line during 2006. Subsequent to the year ended December 31, 2005, Hammonds  received orders for: its new line of ODVs; water purification products; and fuel additives and injectors. These orders, which exceed $3,000,000, are scheduled to be delivered during the last quarter of 2006 and the first quarter of 2007

Cost of Sales

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

Liquidity and Capital Resources

Our current assets were $1,937,150 at December 31, 2005, consisting mainly of inventories and accounts receivable, which we expect are fully collectible. In connection with the acquisition of Hammonds, we recorded intangible assets valued at $2,536,263 as of December 31, 2005. Our total assets at December 31, 2005 were $5,749,767 compared to $832,142 at December 31, 2004, which increase reflects the acquisition of Hammonds.

We had current liabilities of $3,747,754 at December 31, 2005, consisting principally of current installments of long-term debt of $1,442,849 and accounts payable and accrued expenses of $2,131,605. At December 31, 2005, we had long-term liabilities of $2,346,788 consisting of a note payable to our parent, American International Industries, Inc. in the amount of $1,843,588 and deferred tax liability of $503,200.

During 2005, we had a negative cash flow from operations of $1,419,992 mainly due to our net loss of $1,194,652, an increase in accounts receivable and inventories of $515,747, offset by depreciation and amortization of $304,946.

We funded our cash used in operating activities through proceeds from our long-term line of credit in the amount of $2,131,605 and through borrowings of $998,300 from our parent. We made payments of $570,223 on short-term borrowings during 2005.

We used cash for investing activities of $1,077,914 in 2005. Cash was used to purchase property and equipment in the amount of $119,801. We received $998,300 in short-term borrowings from our parent which funds were used by Hammonds for working capital.

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

Critical Accounting Estimates

Our significant accounting policies are described in the note 2 to the notes to our consolidated financial statements for the year ended December 31, 2005. The following supplements the description of our accounting policies as described in the notes to our consolidated financial statements.

Hammonds Technical Services' business involves the manufacturing of several different lines of equipment and product systems. As a result, Hammonds is subject to fluctuations in profitability from period to period due to the types and quantities of equipment and product systems ordered by and delivered to its customers. Hammonds does not start production activity without firm purchase orders from customers. Based upon the increasing size of Hammonds' orders, Hammonds has a backlog of orders and this is expected to permit Hammonds to achieve economic efficiencies in purchasing inventory and in allocation of its workforce. Further, with its improving liquidity, achieved following its year ended December 31, 2005, Hammonds has begun to generate improving economies in manufacturing.

Hammonds fuel additive business supplies additives to the industries which provide purchase orders for the production of additives. Hammonds does not have additives produced by third-parties until purchase orders are received and accepted by Hammonds. Hammonds has a backlog in orders for fuel additives of approximately $150,000 per month which enables Hammonds to produce one month's production at a time. As Hammonds' fuel additive customers order increasing quantities of its proprietary Biobor® JF fuel product, we estimate that backorders will increase, resulting in increases in production and revenues in future periods.

Hammonds' Water Treatment Solutions was established after the 2005 fiscal year end to identify its contribution to the Company. Hammonds Water Treatment Solutions generates revenues and incurs costs from a third party that supplies Hammonds purification chemicals. Hammonds projects that revenue from Hammonds Water Treatment Solutions will exceed $2,000,000 during the next twelve months.

Subsequent to year end December 31, 2005, Hammonds Technical Services, Inc. was separated into three segments: (i) Hammonds Technical Services, which is the manufacturing segment for Hammonds product line, including ODVs, injectors and water purification systems; (ii) Hammonds Fuel Additives, which supplies all of the fuel additives; and (iii) Hammonds Water Treatment Solutions, the recently established third segment, which provides the tablets for Hammonds' water purification systems.

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

ITEM 8B. OTHER INFORMATION Back to Table of Contents

On April 28, 2006, the Company inadvertently filed its annual report on Form 10-KSB for the fiscal year ended December 31, 2005, before certain edits and reviews were fully completed. For this reason the Company filed an amended annual report on Form 10-KSB/A on May 8, 2006.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH SECTION 16(A) Back to Table of Contents

At present, we have one officer and two directors. Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present directors and executive officers:

Name	Age	Positions
Gary D. Woerz	60	President, CFO and Director
Daniel Dror	65	Chairman of the Board

Gary D. Woerz has been the Company's President and Chief Financial Officer since June 2002 and became a director of the Company in February 2005. Mr. Woerz also serves as Chief Financial Officer of American International Industries, Inc. From 2000 to 2002, Mr. Woerz served as Chief Financial Officer of Phymetrics, Inc., which was a subsidiary of High Voltage Engineering (HVE). Phymetrics was a multi-divisional manufacturing and laboratory service company. From 1998 to 2000, Mr. Woerz served as Chief Financial Officer of Virtual Founders LLC, San Jose, CA, whose business involved investment banking and management consulting services to development stage high technology companies.

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

(2) Mr. Woerz received no cash compensation from the Registrant for serving as President and CFO.

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

/s/ R. E. Bassie & Co.
Houston, Texas

March 15, 2005

INTERNATIONAL AMERICAN TECHNOLOGIES, INC.
Consolidated Balance Sheets Back to Table of Contents
December 31, 2005 and 2004

	2005	2004

Assets
Current assets:
Cash	$61,875	$99
Certificate of deposits	-	300,000
Accounts receivable, net of
allowance of doubtful accounts of $123,925 at December 31, 2005	829,294	-
Current portion of notes receivable	27,435	25,585
Inventories	1,004,657	88,712
Prepaid expenses	13,889	-
Total current assets	1,937,150	414,396

Long-term notes receivable	390,310	417,746
Property and equipment, net	829,049	-
Intangible assets, net	2,536,263
Other assets	56,995	-
Total assets	$5,749,767	$832,142
Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$1,442,849	$15
Short-term note payable	173,300	-
Current installments of long-term debt	2,131,605	-
Total current liabilities	3,747,754	15

Due to American International Industries, Inc.	1,843,588	-
Deferred tax liability	503,200	-
Total liabilities	6,094,542	15

Stockholders' equity (deficit):
Preferred stock, $0.0001par value.
Authorized 5,000,000 shares: none issued	-	-
Common stock, $0.0001 par value. Authorized 195,000,000 shares:
20,135,000 shares issued and outstanding at December 31, 2005 and
20,000,000 shares issued and outstanding at December 31, 2004	2,014	2,000
Additional paid-in capital	969,378	951,642
Accumulated deficit	(1,316,167)	(121,515)
Total stockholders' equity (deficit)	(344,775)	832,127
Total liabilities and stockholders' equity (deficit)	$5,749,767	$832,142

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

	2005	2004

Cash flows from operating activities:
Net loss	$(1,194,652)	$(6,993)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	304,946	-
Issuance of common stock for services	17,750	-
(Increase) decrease of operating assets, net of acquisitions:
Accounts receivable	(319,928)	-
Inventories	(195,819)	-
Other	(22,538)	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(9,751)	15
Net cash used in operating activities	(1,419,992)	(6,978)

Cash flows from investing activities:
Purchase of property and equipment	(119,006)	-
Redemption (purchase) of certificate of deposit	300,000	(300,000)
Proceeds from payments on long-term notes receivable	25,586	21,935
Amount due from (to) affiliates	(342,700)	281,600
Purchase of stock in majority-owned subsidiary	(998,300)	-
Cash acquired in acquisition of majority-owned subsidiary	56,506	-
Net cash provided by (used in) investing activities	(1,077,914)	3,535

Cash flows from financing activities:
Proceeds from long-term borrowing	2,131,605	-
Proceeds from borrowings from related parties	998,300	-
Repayment of short-term borrowing	(570,223)	-
Net cash provided by financing activities	2,559,682	-

Net increase (decrease) in cash	61,776	(3,443)
Cash at beginning of year	99	3,542
Cash at end of year	$61,875	$99

Supplemental schedule of cash flow information:
Interest paid	$106,617	$-
Taxes paid	$-	$-

Non-cash investing and financing transactions:
Issuance of note payable and assumption of liabilities
for acquisition of subsidiary	$1,457,400	$-

Non-cash portion of assets and liabilities received in the acquisition of a majority-owned subsidiary (see Note 2):
Current assets	$1,379,433
Property and equipment	826,765
Patents, trademarks and contract	2,724,487
Other non-current assets	70,085
Current liabilities	(2,098,376)
Deferred tax liability-	(503,200)
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

During April, 2005 the Company acquired Hammonds Technical Services, Inc. for a purchase price of approximately $2,455,700 (See Note 2). The operations of Hammonds Technical Services are included in the consolidated statements of operations from date of acquisition.

Revenue Recognition

Revenue is recognized when the earning process is completed, the risks and rewards of ownership have transferred to the customer, which is generally the same day as delivery or shipment of the product, the price to the buyer is fixed or determinable, and collection is reasonably assured. The Company has no significant sales returns or allowances.

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

(2) Acquisition of Hammonds Technical Services, Inc.

Effective April 28, 2005, the Company entered into a Stock Purchase Agreement ("the Agreement") to acquire a 51% interest in the capital stock of Hammonds Technical Services, Inc., a privately owned Texas corporation ("Hammonds") in consideration for the Company or its parent, American International Industries, Inc., providing: (i) $998,300 in cash to Hammonds for working capital; (ii) a secured revolving long-term line of credit in the amount of $2,000,000; and (iii) the parent issuing 145,000 restricted shares of common stock to the Company in consideration for a $1,450,000 promissory note. These shares were exchanged for two minority equity interests in Hammonds owned by third parties. The total purchase price to acquire the 51% in Hammonds was $2,455,700 representing cash payments of $825,000, 145,000 shares of AIII’s restricted common stock valued at $1,450,000 and the assumption of a note payable to one of the former shareholders in the amount of $173,300 and liabilities in excess of assets in the amount of $7,400. No minority interest liability was recognized at the time of the acquisition because liabilities were in excess of assets.

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

As required by SFAS No. 141, the Company has recorded the acquisition using the purchase method of accounting with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition date. The purchase price of $2,455,700 had been allocated at follows:

	Hammonds Net Book Value	Allocation of Purchase Price	Consolidated
Current assets	$1,435,939	$-	$1,435,939
Property and equipment	418,603	408,162	826,765
Patents, trademarks and contract	173,749	2,550,738	2,724,487
Other non-current assets	70,085	-	70,085
Current liabilities	(2,090,976)	(7,400)	(2,098,376)
Deferred tax liability	-	(503,200)	(503,200)
	$(7,400)	$$2,448,300	$2,455,700

The following table contains a summary of the intangible assets acquired:

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$1,806,387	$125,706	12 years
Trademarks	465,199	29,464	10 years
Sole Source Contract	464,039	44,192	7 years
	$2,735,625	$199,362	10 years

Aggregate Amortization Expense
For year ended December 31, 2005	$199,362
Estimated Amortization Expenses
For year ending December 31, 2006	$246,516
For year ending December 31, 2007	$246,516
For year ending December 31, 2008	$246,516
For year ending December 31, 2009	$246,516
For year ending December 31, 2010	$246,516

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
$1,004,657

(4) Property and Equipment

A summary of property and equipment and related accumulated depreciation and amortization are as follows:

2005
Machinery and equipment	$839,393
Leasehold improvements	95,240
Total property and equipment	934,633
Less: Accumulated depreciation and amortization	(105,584)
Net property and equipment	$829,049

(5) Intangible Assets

Intangible assets at December 31, 2005 consisted of the following:

2005
Patents	$1,806,387
Trademarks	465,199
Sole Source Contract	464,039
2,735,625
Less accumulated amortization	(199,362)
$2,536,263

(6) Long-term Debt

Long-term debt consisted of the following:

	December 31
	2005	2004
Note payable to a bank, interest due monthly at prime plus 2%, principal payment due December 17, 2006, secured by assets of the Company's subsidiary	$1,993,878	$-

Note payable, unsecured, with interest at 10.75%, interest payments due quarterly, with the principal balance due on December 10, 2006	89,890	-

Other notes with various terms	47,837	-
	2,131,605	-
Less current portion	(2,131,605)	-
	$-	$-

Principal repayment provisions of long-term debt are as follows at December 31, 2005:

2006	$2,131,605
Total	$2,131,605

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

Consolidated revenues, operating income/(losses), and identifiable assets were as follows:

	December 31
	2005	2004
Revenues:
Hammonds Technical Services	$2,583,887	$-
Hammonds Fuel Additives	811,264	-
Corporate	-	-
	$3,395,151	$-

Cost of Sales:
Hammonds Technical Services	$1,878,500	$-
Hammonds Fuel Additives	518,450	-
	$2,396,950	$-
Loss from operations:
Hammonds Technical Services	$(1,076,259)	$-
Hammonds Fuel Additives	(10,888)	-
Corporate	(19,125)	(30,968)
	$(1,106,272)	$(30,968)
Identifiable assets:
Hammonds Technical Services	$2,193,207	$-
Hammonds Fuel Additives	3,138,302	-
Corporate	418,258	832,142
	$5,749,767	$832,142

(10) Commitments

The Company leases office space under a noncancelable operating lease which expires in October 2015. Future minimum lease payments under the operating lease are as follows:

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

(12) Restatement of Previously Issued Quarterly Data (Unaudited)

The data for the quarterly periods ended June 30, 2005 and September 30, 2005 is being restated to properly account for the allocation of the purchase price for the acquisition of Hammonds. Originally, the acquisition of Hammonds incorrectly included a 100% write-up of the assets to include the 51% interest and the 49% minority interests. In addition, the restatement corrects for the overstatement of income which primarily resulted from the forgiveness of debt in the amount of $466,350, which should have been taken into consideration at the time of the acquisition.

	Quarter ended June 30, 2005
	As previously reported	Restatement adjustments		As restated
Revenues	$576,035	$-		$576,035
Cost of sales	389,139	-		389,139
Selling, general and administrative expenses	391,955	52,056		444,011
Total costs & expenses	781,094	52,056		833,150
Operating loss	(205,059)	(52,056)		(257,115)
Interest income	5,469	6,164		11,633
Other income	466,350	(466,350)		-
Total other income (expense)	471,819	(460,186)		11,633
Net earnings (loss) before minority interest	266,760	(512,242)		(245,482)
Minority interest	(136,178)	136,178		-
Net earnings (loss) applicable to common shareholders	130,582	(376,064)		(245,482)

Weighted average common shares	20,125,000	-		20,125,000
Net earnings (loss) per share applicable to shareholders -
basic and diluted	$0.01	$-		$(0.01)

Patents and trademarks, net of amortization	$138,415	2,509,652		2,648,067
Goodwill	4,134,049	(4,134,049)		-

Current liabilities	2,961,807	(863,429)		2,098,378
Deferred tax liability	-	503,200		503,200
Minority interest	2,200,231	(2,200,231)		-
Accumulated deficit	$4,291	$(376,064)		$(371,773)
Total stockholders equity	$967,933	$(376,064)		$591,869

	Quarter ended September 30, 2005
	As previously reported	Restatement adjustments		As restated
Revenues	$1,704,922	$-		$1,704,922
Cost of sales	1,305,043	-		1,305,043
Selling, general and administrative expenses	1,058,947	102,715		1,161,662
Total costs and expenses	2,363,990	102,715		2,466,705
Operating loss	(659,068)	(102,715)		(761,783)
Interest income	14,325	-		14,325
Other income (expense)	519,099	(519,099)		-
Total other income (expense)	533,424	(519,099)		14,325
Net loss before minority interest	(125,644)	(621,814)		(747,458)
Net loss applicable to shareholders	(125,644)	(621,814)		(747,458)

Weighted average common shares	20,102,650	22,350		20,125,000
Net loss per share applicable to shareholders - basic and diluted	$(0.01)	$-	$