Form 10QSB
period 2006-09-30
International American Technologies, Inc.
filed 2006-11-13
CIK 1300524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_______________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

At September 30, 2006, the Registrant had 36,135,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Registrant's financial statements for the three and nine month periods ended September 30, 2006 and 2005 are attached to this quarterly report.

Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

As used in this Quarterly Report, the terms "we", "us", "our" and the "Company" means International American Technologies, Inc., a Nevada corporation, and its subsidiaries, Hammonds Technical Services, Inc., Hammonds Fuel Services, Inc. and Hammonds Water Treatment Systems, Inc. (collectively, "Hammonds"). To the extent that we make any forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward-looking statements. Our forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Generally, forward-looking statements include phrases with words such as "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

Organization, Principal Activities and Basis of Presentation

International American Technologies, Inc., a Nevada corporation, is publicly traded on the OTCBB: Symbol "IMTG". The Company was incorporated on August 18, 1986 and is a 44.9% owned subsidiary of and is fully consolidated by its parent, American International Industries, Inc., OTCBB: AMIN, because its parent controls the Company's board of directors by having designated two of the Company's three board of directors. Effective April 28, 2005, the Company completed a stock purchase agreement to acquire a 51% equity interest in the capital stock of Hammonds Technical Services, Inc., a privately-owned Texas corporation ("Hammonds"), in consideration for IMTG, or IMTG’s corporate parent, American International Industries, Inc., providing (i) $998,300 in cash to Hammonds for working capital; (ii) a secured revolving long-term line of credit in the amount of $2,000,000; and (iii) American International Industries issuing 145,000 restricted shares of common stock to IMTG in consideration for a $1,450,000 promissory note, which shares were exchanged for two minority equity interests in Hammonds that were owned by third parties. The total purchase price to acquire the 51% in Hammonds was $2,455,700 representing cash payments of $825,000, 145,000 restricted shares of American International Industries, valued at $1,450,000, and the assumption of a $173,000 note payable to a former shareholder of Hammonds and the assumption of $7,400 in liabilities.

The Company was an 81% owned subsidiary of American International Industries, Inc. until Mr. Carl Hammonds, the Company's president and a director, converted his 49% minority ownership in Hammonds into 16,000,000 shares of the Company's common stock at a conversion rate of $.25 per share. The additional cost has been allocated to patents and is being amortized in a manner equivalent to the amortization use on the intangible assets acquired in  the stock purchase agreement with Hammonds effective April 28, 2005. We are in the process of obtaining independent valuations of the intangible assets, upon completion of which the amortization rates may be adjusted, if appropriate. Mr. Hammonds converted his minority equity interest in the Company in connection with the August 8, 2006 private financing transaction with Vision Opportunity Fund Limited ("VOMF"), as discussed below. As a result of Mr. Hammonds conversion of his 49% minority interest into IMTG shares, Hammonds has become a wholly-owned subsidiary of IMTG.

On August 8, 2006, IMTG entered into a stock purchase agreement with VOMF pursuant to which IMTG agreed to sell up to 833,333 shares of newly designated IMTG Series A Convertible Preferred Stock, having an 8% dividend, for consideration of $1,500,000. On August 8, 2006, IMTG sold VOMF 555,555 shares of Series A Preferred Stock for consideration of $1,000,000 and on August 23, 2006, IMTG sold an additional 277,778 shares of Series A Preferred Stock for consideration of $500,000. In connection with the August 8 and August 23, 2006 private financing transactions, IMTG issued VOMF  a Series A Warrant exercisable to purchase 8,333,333 shares of IMTG common stock at $.18 per share, expiring in five years, and a Series B Warrant exercisable to purchase an additional 8,333,333 shares of IMTG common stock at $.18 per share, expiring in August 2007.

On September 30, 2006, IMTG entered into a second stock purchase agreement with VOMF pursuant to which it sold VOMF 833,333 shares of Series B Preferred Stock, having identical terms as the Series A stock purchase agreement except for the dividend rate of 4%, for consideration of $1,500,000. In connection with the Series B stock purchase agreement, the Company issued VOMF Series C Warrants exercisable to purchase 8,333,333 additional shares of common stock at a price of $.50 per share, expiring in five years and extended the expiration dates of the Series B Warrants issued in the August 2006 private financing transactions from one year to two years.

Each share of Series A and B Convertible Preferred Stock is convertible into ten shares of the Company's common stock. The Company received net proceeds of approximately $2,728,000 from the sale of Series A and Series B Preferred Stock and will receive gross proceeds of $4,166,666 if all of the warrants are exercised by VOMF. American International Industries’ ownership interest in IMTG will decrease when VOMF converts its Series A and Series B Preferred Stock and/or exercises warrants issued in the VOMF August and September 2006 private financing transactions into shares of IMTG common stock.

Revenue and expenses of Hammonds are included in the Company’s consolidated statements of operations from May 1, 2005 through the period ended September 30, 2006. The condensed consolidated balance sheets, statements of operations and comprehensive income, and cash flow included herein are unaudited, except for the condensed consolidated balance sheet as of December 31, 2005. The unaudited financial statements include, in the opinion of management, all the adjustments, consisting only of the normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The unaudited financial statements included herein have been prepared in accordance with the rules of the Securities and Exchange Commission for Form 10QSB and accordingly do not include all footnote disclosures that would normally be included in financial statements prepared in accordance with generally accepted accounting principles, although the Company believes that the disclosures presented are adequate to make the information presented not misleading.

The nature of the Company’s business is such that the results of interim periods are not necessarily indicative of results that may be expected for any future interim period or for a full year.

Results of Operations

Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005.

The following is derived from, and should be read in conjunction with, our unaudited condensed consolidated financial statements, and related notes, as of and for the three and nine months ended September 30, 2006 and 2005.

Revenues. Revenues increased to $1,527,863 for the three months ended September 30, 2006 from $1,128,887 for the three months ended September 30, 2005. For the nine month periods ended September 30, 2006, revenues increased to $4,688,692 from $1,704,922 for the same nine month period of 2005. In addition, during the nine month period ended September 30, 2006, Hammonds projected backlog of orders has increased to approximately $5,000,000, representing a substantial increase from 2005.

Cost of Sales. Cost of sales was $1,321,205 and $3,577,990 for the three and nine months ended September 30, 2006 as compared to $915,904 and $1,305,043 for the three and nine months ended September 30, 2005. The increase was primarily due to Hammonds increased production volume.

Selling and Administrative. Selling and administrative expenses increased to $952,917 and $2,416,312 for the three and nine months ended September 30, 2006 from $758,737 and $1,161,662 for the three and nine months ended September 30, 2005. The increase was primarily due to sales and marketing expenses associated with the production of its new line of omni direction utility vehicles, the on-going sales and marketing efforts associated with all of its product lines, and the increase in amortization costs of the patents and trademarks.

Loss from Operations. As a result of the foregoing, our loss, excluding interest expense and income, for the three and nine-month periods ended September 30, 2006 was $746,259 and $1,305,610 compared to $545,754 and $761,783 for the same periods ended September 30, 2005.

Other Income (Expense). Other income (expense) decreased to $(179,230) and $(252,744) for the three and nine month periods ended September 30, 2006 from $8,826 and $20,489 for the three and nine-month periods ended September 30, 2005. The decrease was primarily due to an increase in the working capital line of credit.

Net Income (Loss). Net Loss increased to $925,439 and $1,558,354 for the three and nine month periods ended September 30, 2006 as compared to $536,928 and $741,294 for the three and nine month periods ended September 30, 2005. The increase in net loss was primarily attributable to costs associated with Hammonds introduction of its new line of omni directional vehicles.

Liquidity and Capital Resources

At September 30, 2006 and December 31, 2005, we had total assets of $12,431,846 and $5,749,767, respectively. We had current liabilities at September 30, 2006 and December 31, 2005 of $1,936,750 and $3,747,754, respectively. Our accumulated deficit at September 30, 2006 and December 31, 2005 was $2,894,523 and $1,316,167, respectively. We had positive working capital of $3,055,293 at September 30, 2006 as compared to $(1,810,064) at December 31, 2005. Net cash used in operations was $2,189,591 during the nine months ended September 30, 2006 compared to $885,178 for the same period of September 30, 2005. The cash used was derived from an increase in accounts receivable of $403,298, an increase in inventories of $539,813, a decrease in accounts payable of $9,997, depreciation of $76,031, amortization of 307,469, a miscellaneous write-off of $22,684, an increase in other current assets and prepaid expenses of $56,740, and a decrease in other assets of $17,795. Net cash provided by investing activities was $527,110 during the nine-month period ended September 30, 2006, compared to $327,724 for the same period of 2005. The cash provided was from an increase in amounts due to American International Industries, Inc. of $552,111, offset by purchases of property and equipment of $20,203, and patents and trademarks of $25,193. At September 30, 2006 we had net cash provided from financing activities of $3,716,149 as compared to $1,215,720 at September 30, 2005. The net cash provided by financing activities was mainly due to the sale to VOMF of Series A and Series B Preferred Stock of $2,727,746 and an increase in long term borrowings of $995,915. In the event that the Series A, B and C Warrants issued to VOMF in the August and September 2006 private financing transactions are exercised, the Company may expect additional proceeds of $4,166,666.

We believe that with the net proceeds from our August and September 2006 private financing transactions, together with anticipated positive cash flow from our operations starting in 2007, funding provided under our bank line-of-credit and funding available from our parent, that we will have adequate funding to execute our planned expansion of our manufacturing capacity and our sales and marketing efforts to meet our increasing orders in each of Hammonds' product lines. We believe that we have sufficient cash to implement our growth plan. In addition, if all of the warrants the Company granted are exercised, our plan is to use additional net proceeds from such exercise for our working capital, in order to accelerate our growth plan.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2006, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

On August 8, 2006, in connection with the August 2006 private financing transactions between the Company and VOMF, Mr. Carl L. Hammonds, the Company's president and a director, converted his 49% ownership of Hammonds into 16,000,000 shares of the Company's common stock.

In August 2006, we sold 833,333 shares of Series A Convertible Preferred Stock for $1,500,000 to VOMF. In September 2006, the Company sold additional 833,333 shares of Series B Preferred Stock for $1,500,000 to VOMF.

Each share of Series A and B Convertible Preferred Stock is convertible into ten shares of the Company's common stock.

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

(b) Reports on Form 8-K During the Period Covered by this Report: The Registrant filed a Form 8-K on August 14, 2006 with Item 3.02 "Unregistered Sale of Equity Securities" disclosure and a Form 8-K on September 28, 2006 with Item 5.02 "Departure of Director or Principal Officers; Election of Director; Appointment of Principal Officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ GARY D. WOERZ

President and CFO

Dated: November 10, 2006

Financial Statements Back to Table of Contents

Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets - September 30, 2006 and December 31, 2005 (Audited)	8
Unaudited Condensed Consolidated Statement of Operations - Three and Nine months ended September 30, 2006 and 2005	9
Unaudited Condensed Consolidated Statement of Cash Flows - Nine months ended September 30, 2006 and 2005	10
Notes to Unaudited Financial Statements	11

INTERNATIONAL AMERICAN TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets Back to Table of Contents
September 30, 2006 and December 31, 2005
(unaudited)

	September 30, 2006	December 31, 2005
		(Audited)

Assets
Current assets:
Cash	$2,115,543	$61,875
Accounts receivable, net	1,232,592	829,294
Current portion of notes receivable	28,807	27,435
Inventories, net	1,544,471	1,004,657
Prepaid expenses and other assets	70,629	13,889
Total current assets	4,992,042	1,937,150

Long-term notes receivable, less current portions	368,543	390,310
Property and equipment, net	778,075	829,049
Patents and trademarks, net	6,253,987	2,536,263
Other assets	39,199	56,995
Total assets	$12,431,846	$5,749,767

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$1,464,198	$1,442,849
Short-term notes payable	289,558	173,300
Current installments of long-term debt	157,402	2,131,605
Total current liabilities	1,911,158	3,747,754

Long-term debt, less current installments	2,817,172	-
Due to American International Industries, Inc.	2,395,699	1,843,588
Deferred tax liability	503,200	502,200
Total liabilities	7,627,229	6,094,542

Stockholders' equity (deficiency):
Preferred stock, $0.001par value, authorized 5,000,000 shares:
1,666,666 issued and outstanding	167	-
Common stock, $0.0001 par value, authorized 195,000,000 shares:
36,135,000 shares issued and outstanding at September 30, 2006
and 20,135,000 shares and outstanding at December 31, 2005	3,614	2,014
Additional paid-in capital	7,695,359	969,378
Accumulated deficit	(2,894,523)	(1,316,167)
Total stockholders' equity (deficit)	4,804,617	(344,775)
Total liabilities and stockholders' equity	$12,431,846	$5,749,767

See accompanying notes to consolidated financial statements.

INTERNATIONAL AMERICAN TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations Back to Table of Contents
For the three and nine months ended September 30, 2006 and 2005
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
		(restated)		(restated)

Revenues	$1,527,863	$1,128,887	$4,688,692	$1,704,922
Costs and expenses:
Cost of sales	1,321,205	915,904	3,577,990	1,305,043
Selling, general and administrative	952,917	758,737	2,416,312	1,191,662
Total costs and expenses	2,274,122	1,674,641	5,994,302	2,466,705

Operating loss	(746,259)	(545,754)	(1,305,610)	(761,783)

Other income (expenses):
Interest income	3,764	8,826	11,204	20,489
Interest expense	(307,088)	-	(388,042)	-
Other income	124,094	-	124,094	-
Total other income (expenses)	(179,230)	8,826	(252,744)	20,489

Net loss before income tax	(925,489)	(536,928)	(1,558,354)	(741,294)
Provision for income tax	-	-	-	-
Net loss from operations before minority interest	(925,489)	(536,928)	(1,558,354)	(741,294)

Net loss	(925,489)	(536,928)	(1,558,354)	(741,294)
Preferred dividends	(20,000)	-	(20,000)	-
Net loss applicable to common shareholders	$(925,489)	$(536,928)	$(1,558,354)	$(741,294)

Net loss applicable to common shareholders:
Basic	$(0.03)	$(0.03)	$(0.07)	$(0.04)

Weighted average common shares:
Basic	30,743,696	20,129,000	23,710,092	20,102,650

See accompanying notes to consolidated financial statements.

INTERNATIONAL AMERICAN TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows Back to Table of Contents
Nine months ended September 30, 2006 and 2005
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005
		(restated)

Cash flows from operating activities:
Net loss	$(1,558,354)	$(741,294)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization of property and equipment	76,031	52,736
Amortization of intangibles	307,469	140,882
Common stock issued for services	-	13,500
Miscellaneous write off	(22,684)	-
(Increase) decrease of operating assets, net of acquisition of subsidiary:
Accounts receivable	(403,298)	(7,216)
Inventories	(539,813)	(270,483)
Prepaid expenses and other current assets	(56,740)	(36,390)
Other assets	17,795	27,650
Accounts payable and accrued expenses	(9,997)	(64,563)
Net cash used in operating activities	(2,189,591)	(885,178)

Cash flows from investing activities:
Patents and trademarks	(25,193)	-
Purchase of property and equipment	(20,203)	(65,051)
Redemption of certificate of deposit	-	300,000
Purchase of stock in majority-owned subsidiary	-	(998,300)
Cash acquired in acquisition of majority-owned subsidiary	-	56,506
Notes receivable	20,395	19,021
Amount due to American International Industries, Inc.	552,111	360,100
Net cash provided by (used in) investing activities	527,110	(327,724)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	16,315	-
Proceeds from issuance of preferred stock	2,727,746	-
Proceeds from long-term borrowings	995,915	1,931,968
Principal payments of short-term borrowings	(22,198)	(716,248)
Principal payments of long-term borrowings	(1,739)	-
Net borrowings under line of credit	110	-
Net cash provided by financing activities	3,716,149	1,215,720

Net increase (decrease) in cash	2,053,668	2,818

Cash and cash equivalents at beginning of year	61,875	99
Cash and cash equivalents at end of period	$2,115,543	$2,917

Supplemental schedule of cash flow information:
Interest paid	$388,042	$-
Issuance of note payable for office equipment	$4,855	$-

See accompanying notes to consolidated financial statements.

INTERNATIONAL AMERICAN TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to  Consolidated Financial Statements Back to Table of Contents
September 30, 2006

(1) General

International American Technologies, Inc. (the "Company"), operates as through its majority-owned subsidiaries Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 2006 are not indicative of the results that may be expected for the year ending December 31, 2006.

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

(3) Revenue Recognition

Revenue is recognized when the earning process is completed, the risks and rewards of ownership have transferred to the customer, which is generally the same day as delivery or shipment of the product, the price to the buyer is fixed or determinable, and collection is reasonably assured. The Company has no significant sales returns or allowances.

(4) Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Internal Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 1, 2006. Any impact on the Company’s consolidated results of operations and earnings per share will be dependent on the amount of any accounting changes or corrections of errors whenever recognized.

(5) Acquisition

On February 28, 2005, the Company entered into a Stock Purchase Agreement  to acquire a 51% interest in the capital stock of Hammonds Technical Services, Inc., a privately owned Texas corporation ("Hammonds") in consideration for the Company or its parent, American International Industries, Inc., providing: (i) $998,300 in cash to Hammonds for working capital; (ii) a secured revolving long-term line of credit in the amount of $2,000,000; and (iii) the parent issuing 145,000 restricted shares of common stock to the Company in consideration for a $1,450,000 promissory note. The restricted shares were exchanged for two minority equity interests in Hammonds owned by third parties, which minority interest were cancelled. The total purchase price to acquire the 51% in Hammonds was $2,455,700, representing cash payments of $998,300, 145,000 shares of American International Industries’ restricted common stock valued at $1,450,000 and the assumption of a note payable to one of the former shareholders in the amount of $173,300 and liabilities in excess of assets in the amount of $7,400. The acquisition of Hammonds closed on April 28, 2005.

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
$2,455,700

On August 1, 2006 Mr. Carl L. Hammonds converted his 49% ownership of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. into 16,000,000 shares or 44.4% of IMTG common stock at a conversion rate of $.25 a share for total consideration of $4,000,000. The additional cost has been allocated to patents and is being amortized in a manner equivalent to the amortization used on the intangible assets acquired in the initial purchase of 51% of the company. The company is in the process of obtaining independent valuations of the individual intangible assets and when that process is completed, the amortization rates may be adjusted if appropriate.

(6) Inventory

Inventory at September 30, 2006 consisted of the following:

2006
Finished goods	$141,564
Work in process	263,972
Parts and materials	1,420,377
1,825,913
Less: Obsolescence reserve	(281,442)
$1,544,471

(7) Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The estimated federal income tax expense for the three and nine month periods ended September 30, 2006 and 2005 is eliminated by net operating loss carry forwards.

(8) Short-term Notes Payable To Banks

	September 30, 2006	December 31, 2005
Note payable to former owner of equity interest in Hammonds payable on July 20, 2005 with accrued interest at prime plus 4%	173,300	173,300

Note payable with interest at 10.75%, interest payments due quarterly, with a principal balance due on December 10, 2006	$90,000	$-

Other notes with various terms	26,258	-
	$289,558	$173,300

(9) Long-term Debt

Long-term debt consisted of the following:

	September 30, 2006	December 31, 2005
Note payable to bank, interest due monthly at prime plus 2%, principal payment due January 31, 2008, secured by assets of the Company's subsidiary	1,992,189	1,993,878

Note payable to a bank, due in quarterly installments of interest only at 6.5%, with a principal balance due on 1/1/2008	300,000	-

Note payable to a bank, due in quarterly installments of interest only at 7.5%, with a principal balance due on 1/18/2008	200,000	-

Note payable to a bank, due in monthly installments of interest only at 9.75%, with a principal balance due on 10/26/2007	400,000	-

Note payable to a bank, due in monthly installments of principal and interest of $2,119.65 through 4/3/2011	82,385

Note payable with interest at 10.75%, interest payments due quarterly, with a principal balance due on December 10, 2006	-	89,890

Other notes with various terms	-	47,837
	2,974,574	2,131,605
Less current portion	(157,402)	(2,131,605)
	$2,817,172	$-

Principal repayment provisions of long-term debt are as follows at September 30, 2006:

4th quarter of 2006	$4,117
2007	417,503
2008	2,511,477
2009	21,255
2010	20,222
Total	$2,974,574

(10) Employee Stock Based Compensation

The Company grants options to non-employees for goods and services and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123R, "Accounting for Stock-Based Compensation" based on the grant date fair values.

(11) Industry Segments

The Company has three reportable segments: Hammonds Technical Services, Hammonds Fuel Additives, and Hammonds Water Treatment Systems (collectively "Hammonds"). Hammonds manufactures engineered products and chemicals that serve multiple segments of the fuels distribution, water treatment and utility vehicle industries. Hammonds products are marketed by a worldwide network of distributors, manufacturers representatives and original equipment manufacturers. The corporate overhead includes the Company's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.

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

Consolidated revenues from external customers, operating income/(losses), and identifiable assets were as follows:

	September 30,
	2006	2005
Revenues:
Hammonds Technical Services	$2,343,592	$1,147,698
Hammonds Fuel Additives	916,141	557,224
Hammonds Water Treatment	1,428,959	-
Corporate	-	-
	$4,688,692	$1,704,922

Income (loss) from operations:
Hammonds Technical Services	$(1,250,844)	$(745,149)
Hammonds Fuel Additives	(47,311)	15,780
Hammonds Water Treatment	76,780	-
Corporate	(84,235)	(32,414)
	$(1,305,610)	$(761,783)
Identifiable assets:
Hammonds Technical Services	$5,044,077	$5,140,000
Hammonds Fuel Additives	422,287	345,158
Hammonds Water Treatment	733,352	-
Corporate	6,232,130	100,711
	$12,431,846	$5,585,869

The Company's areas of operations are in the United States.

(12) Related party transactions

The Company incurred management fees from AMIN of $30,000 and $90,000 for the three-month and nine-month periods ending September 30, 2006, respectively. Additionally, the Company paid interest on notes payable to AMIN of $209,458 during the three-month period ending September 30, 2006.