Form 10QSB/A
period 2006-09-30
International American Technologies, Inc.
filed 2006-11-22
CIK 1300524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB/A
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

Selling and Administrative. Selling and administrative expenses increased to $952,917 and $2,416,312 for the three and nine months ended September 30, 2006 from $717,651 and $1,161,662 for the three and nine months ended September 30, 2005. The increase was primarily due to sales and marketing expenses associated with the production of its new line of omni direction utility vehicles, the on-going sales and marketing efforts associated with all of its product lines, and the increase in amortization costs of the patents and trademarks.

Loss from Operations. As a result of the foregoing, our loss, excluding interest expense and income, for the three and nine-month periods ended September 30, 2006 was $746,259 and $1,305,610 compared to $504,668 and $761,783 for the same periods ended September 30, 2005.

Other Income (Expense). Other income (expense) decreased to $(179,230) and $(252,744) for the three and nine month periods ended September 30, 2006 from $2,629 and $14,325 for the three and nine-month periods ended September 30, 2005. The decrease was primarily due to an increase in the working capital line of credit.

Net Income (Loss). Net Loss increased to $925,439 and $1,558,354 for the three and nine month periods ended September 30, 2006 as compared to $501,976 and $747,458 for the three and nine month periods ended September 30, 2005. The increase in net loss was primarily attributable to costs associated with Hammonds introduction of its new line of omni directional vehicles.

Liquidity and Capital Resources

At September 30, 2006 and December 31, 2005, we had total assets of $12,431,846 and $5,749,767, respectively. We had current liabilities at September 30, 2006 and December 31, 2005 of $1,936,750 and $3,747,754, respectively. Our accumulated deficit at September 30, 2006 and December 31, 2005 was $2,894,523 and $1,316,167, respectively. We had positive working capital of $3,055,293 at September 30, 2006 as compared to $(1,810,604) at December 31, 2005. Net cash used in operations was $2,189,591 during the nine months ended September 30, 2006 compared to $885,178 for the same period of September 30, 2005. The cash used was derived from an increase in accounts receivable of $403,298, an increase in inventories of $539,813, a decrease in accounts payable of $9,997, depreciation of $76,031, amortization of 307,469, a miscellaneous write-off of $22,684, an increase in other current assets and prepaid expenses of $56,740, and a decrease in other assets of $17,795. Net cash provided by investing activities was $527,110 during the nine-month period ended September 30, 2006, compared to $327,724 for the same period of 2005. The cash provided was from an increase in amounts due to American International Industries, Inc. of $552,111, offset by purchases of property and equipment of $20,203, and patents and trademarks of $25,193. At September 30, 2006 we had net cash provided from financing activities of $3,716,149 as compared to $1,215,720 at September 30, 2005. The net cash provided by financing activities was mainly due to the sale to VOMF of Series A and Series B Preferred Stock of $2,727,746 and an increase in long term borrowings of $995,915. In the event that the Series A, B and C Warrants issued to VOMF in the August and September 2006 private financing transactions are exercised, the Company may expect additional proceeds of $4,166,666.

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
Exhibit No.	Description
31.1	Certification of CEO/ CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO/CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

/s/ GARY D. WOERZ

CEO and CFO

Dated: November 22, 2006

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

INTERNATIONAL AMERICAN TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets Back to Table of Contents
September 30, 2006 and December 31, 2005
(unaudited)

	September 30, 2006	December 31, 2005
		(Audited)

Assets
Current assets:
Cash	$2,115,543	$61,875
Accounts receivable, net	1,232,592	829,294
Current portion of notes receivable	28,807	27,435
Inventories, net	1,544,471	1,004,657
Prepaid expenses and other assets	70,629	13,889
Total current assets	4,992,042	1,937,150

Long-term notes receivable, less current portions	368,543	390,310
Property and equipment, net	778,075	829,049
Patents and trademarks, net	6,253,987	2,536,263
Other assets	39,199	56,995
Total assets	$12,431,846	$5,749,767

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$1,464,198	$1,442,849
Short-term notes payable	289,558	173,300
Current installments of long-term debt	157,402	2,131,605
Total current liabilities	1,911,158	3,747,754

Long-term debt, less current installments	2,817,172	-
Due to American International Industries, Inc.	2,395,699	1,843,588
Deferred tax liability	503,200	503,200
Total liabilities	7,627,229	6,094,542

Stockholders' equity (deficiency):
Preferred stock, $0.001par value, authorized 5,000,000 shares:
1,666,666 issued and outstanding	167	-
Common stock, $0.0001 par value, authorized 195,000,000 shares:
36,135,000 shares issued and outstanding at September 30, 2006
and 20,135,000 shares and outstanding at December 31, 2005	3,614	2,014
Additional paid-in capital	7,695,359	969,378
Accumulated deficit	(2,894,523)	(1,316,167)
Total stockholders' equity (deficit)	4,804,617	(344,775)
Total liabilities and stockholders' equity	$12,431,846	$5,749,767

See accompanying notes to consolidated financial statements.

INTERNATIONAL AMERICAN TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations Back to Table of Contents
For the three and nine months ended September 30, 2006 and 2005
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
		(restated)		(restated)

Revenues	$1,527,863	$1,128,887	$4,688,692	$1,704,922
Costs and expenses:
Cost of sales	1,321,205	915,904	3,577,990	1,305,043
Selling, general and administrative	952,917	717,651	2,416,312	1,161,662
Total costs and expenses	2,274,122	1,633,555	5,994,302	2,466,705

Operating loss	(746,259)	(504,668)	(1,305,610)	(761,783)

Other income (expenses):
Interest income	3,764	2,692	11,204	14,325
Interest expense	(307,088)	-	(388,042)	-
Other income	124,094	-	124,094	-
Total other income (expenses)	(179,230)	2,692	(252,744)	14,325

Net loss before income tax	(925,489)	(501,976)	(1,558,354)	(747,458)
Provision for income tax	-	-	-	-
Net loss from operations before minority interest	(925,489)	(501,976)	(1,558,354)	(747,458)

Net loss	(925,489)	(501,976)	(1,558,354)	(747,458)
Preferred dividends	(20,000)	-	(20,000)	-
Net loss applicable to common shareholders	$(945,489)	$(501,976)	$(1,578,354)	$(747,458)

Net loss applicable to common shareholders:
Basic	$(0.03)	$(0.02)	$(0.07)	$(0.04)

Weighted average common shares:
Basic	30,743,696	20,129,000	23,710,092	20,125,000

See accompanying notes to consolidated financial statements.

INTERNATIONAL AMERICAN TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows Back to Table of Contents
Nine months ended September 30, 2006 and 2005
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005
		(restated)

Cash flows from operating activities:
Net loss	$(1,558,354)	$(747,458)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization of property and equipment	76,031	52,736
Amortization of intangibles	307,469	140,882
Common stock issued for services	-	13,500
Miscellaneous write off	(22,684)	-
(Increase) decrease of operating assets, net of acquisition of subsidiary:
Accounts receivable	(403,298)	(7,216)
Inventories	(539,813)	(270,483)
Prepaid expenses and other current assets	(56,740)	(36,390)
Other assets	17,795	27,650
Accounts payable and accrued expenses	(9,997)	(58,399)
Net cash used in operating activities	(2,189,591)	(885,178)

Cash flows from investing activities:
Patents and trademarks	(25,193)	-
Purchase of property and equipment	(20,203)	(65,051)
Redemption of certificate of deposit	-	300,000
Purchase of stock in majority-owned subsidiary	-	(998,300)
Cash acquired in acquisition of majority-owned subsidiary	-	56,506
Notes receivable	20,395	19,021
Amount due to American International Industries, Inc.	552,111	360,100
Net cash provided by (used in) investing activities	527,110	(327,724)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	16,315	-
Proceeds from issuance of preferred stock	2,727,746	-
Proceeds from long-term borrowings	995,915	1,931,968
Principal payments of short-term borrowings	(22,198)	(716,248)
Principal payments of long-term borrowings	(1,739)	-
Net borrowings under line of credit	110	-
Net cash provided by financing activities	3,716,149	1,215,720

Net increase (decrease) in cash	2,053,668	2,818

Cash and cash equivalents at beginning of year	61,875	99
Cash and cash equivalents at end of period	$2,115,543	$2,917

Supplemental schedule of cash flow information:
Interest paid	$388,042	$-
Issuance of note payable for office equipment	$4,855	$-

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