Form 10KSB
period 2006-12-31
International American Technologies, Inc.
filed 2007-04-05
CIK 1300524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

At December 31, 2006, the aggregate market value of the 3,723,720 common stock held by non-affiliates of the Registrant was approximately $1,303,302. At December 31, 2006, the Registrant had 36,135,000 shares of common stock outstanding.
Issuer's revenues for its most recent fiscal year: $6,467,393.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS Back to Table of Contents

International American Technologies, Inc.

International American Technologies, Inc., a Nevada corporation, is publicly traded on the OTCBB: Symbol "IMTG". The Company was incorporated on August 18, 1986 and is a 45.1% owned subsidiary of American International Industries, Inc., OTCBB: AMIN. AMIN consolidates IMTG even though its ownership is less than 51%, because the Company exercises its right to occupy two of the three board of director seats. Since IMTG is incurring losses and there is no minority interest, AMIN recognizes 100% of IMTG’s losses. AMIN’s ownership percentage (original ownership 81.6% and subsequent reduction) is based on the acquisition of the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. (sometimes hereinafter the "Hammonds Companies" or "Hammonds") in exchange for 16,000,000 shares of IMTG common stock. AMIN’s ownership percentage will diminish when Vision Capital converts their preferred shares into common and if Vision Capital chooses to exercise their warrants.

Description of Hammonds Business

Some of the statements contained in this current report of International American Technologies Inc., (hereinafter the "Company", "IMTG", "We" or the "Registrant" discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. On February 28, 2005, the Registrant entered into a Stock Purchase Agreement (the "Agreement") to acquire 51% of the capital stock of Hammonds Technical Services, Inc., a privately-owned Texas corporation ("Hammonds") in consideration for the Registrant or its parent, American International Industries, Inc., providing: (i) $998,300 in cash to Hammonds for working capital; (ii) a secured revolving long-term line of credit in the amount of $2,000,000; and (iii) the Registrant's parent, American International Industries, Inc., issuing 145,000 restricted shares of common stock to the Registrant in consideration for a $1,450,000 promissory note. These restricted shares were exchanged for two minority equity interests in Hammonds owned by third parties, which minority interest were canceled. Pursuant to the Agreement, which closed on April 28, 2005, Hammonds became a subsidiary of the Registrant.

On August 1, 2006 The Company acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. by issuing 16,000,000 restricted shares or 44.4% of IMTG common stock at a conversion rate of $.25 a share. The additional cost of $4,000,000 has been allocated to patents, trademarks, and sole source contract and is being amortized in a manner equivalent to the amortization used on the intangible assets acquired in the initial purchase of 51% of the company.

On August 8, 2006, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement with Vision Opportunity Fund Limited, an institution investor ("VOMF"), pursuant to which the Company issued and sold to VOMF for consideration of $1,500,000 or $1.80 per share a total of 833,333 shares of a newly authorized series A convertible preferred stock ("Series A Preferred Stock"), each share convertible into ten shares of the Company’s common stock. In connection with the issuance and sale of Series A Preferred Stock, the Company issued to VOMF Series A Warrant and Series B Warrants, each exercisable to purchase up to 8,333,333 additional shares of common stock at a price of $0.18 per share. The Series A Warrants expire 5 years from the date of issuance. The Series B Warrants initially expired 1 year from the date of issuance, which expiration date was extended, in connection with the Company entering into Series B Convertible Preferred Stock Purchase Agreement described below, to 2 years from the date of issuance.

On September 29, 2006, the Company entered into a Series B Convertible Preferred Stock Purchase Agreement with VOMF pursuant to which the Company issued and sold to VOMF for consideration of $1,500,000 or $1.80 per share a total of 833,333 shares of a newly authorized series B convertible preferred stock ("Series B Preferred Stock"), each share convertible into ten shares of the Company’s common stock. In connection with the issuance and sale of Series B Preferred Stock, the Company issued to VOMF Series C Warrant exercisable to purchase up to 8,333,333 additional shares of common stock at a price of $0.50 per share. The Series C Warrants expire 5 years from the date of issuance.

The above private financing transactions are sometimes hereinafter referred to as the August 2006 and September 2006 Private Financing Transactions.

Subsequent to December 31, 2006, and in connection with the agreement of VOMF to exercise up to 4,000,000 Series C Warrants in March 2007, the Company reduced the exercise price from $0.50 per share to $0.18 per share through December 31, 2007, following which the exercise price reverts to $0.50 per share. On March 27, 2007, VOMF exercised 3,970,400 Series C Warrants at a price of $0.18 per share with gross proceeds of $714,672 to the Company.

Revenue and expenses of Hammonds are included in the Company’s consolidated statements of operations from May 1, 2005 through the year ended December 31, 2006.

General Background of Hammonds

Hammonds Technical Services, Inc. and Hammonds Fuel Additives, Inc. were separate privately-owned companies. In connection with the February 28, 2005 acquisition by the Company, Hammonds Fuel Additives was merged into Hammonds Technical Services. On April 2005 and January 2006, respectively, Hammonds Fuel Additives and Hammonds Water Treatment Systems, respectively, were reincorporated as separate entities from Hammonds Technical Services, and all three entities are wholly-owned subsidiaries of the Company. Hammonds manufactures engineered products and chemicals that serve multiple segments of the fuels distribution, water treatment and utility vehicle industries. Hammonds' products are marketed by a worldwide network of distributors, manufacturers representatives and original equipment manufacturers. Hammonds was founded in 1982 by Carl Hammonds and provides the following diverse products and services:

Water Treatment for Municipal and Industrial Use. Hammonds manufactures under several U.S. and foreign patents calcium hypochlorite tablet and granular systems which provide water disinfection for a wide range of potable and waste water applications. Greater focus is being placed on water disinfection and safety issues associated with disinfection. Some municipalities are being required to meet added water quality systems. Smaller municipalities ordinarily do not have the technical or financial resources required to design build and operate systems that will meet the new water quality criteria. In August 2006, Hammonds Water Treatment Systems, Inc. received an order for calcium hypochlorite for $764,500. This order supplied Hammonds’ water treatment products to the poultry processing industry and is utilized by systems that include Hammonds proprietary tablet feeders. This order reflects continued growth in demand for solid disinfection used in the food processing, waste treatment and potable water treating industries. During 2006, Hammonds had over $2,000,000 in chemical sales to the municipal and food processing industries.

Fuel Handling Equipment Market. Hammonds manufactures a wide variety of fluid injector systems which are injection pumps that are driven and controlled by the flow of product. They utilize a fluid driven motor that furnishes both power and control to the injector. Requiring no external power, these injectors provide accurate proportionate-to-flow injection of up to eight different additives, separately or simultaneously. With primary applications in fuel distribution, Hammonds' fluid powered injectors are marketed to the general aviation industry and the U.S. military for application in fuel system icing inhibitors, corrosion inhibitors, conductivity and thermal stability additives. Hammonds' fuel handling equipment provides this market with an advanced means of blending additives and chemicals. In May 2006, KBR received delivery of six 4T-4A 800 MIL multiple additive systems for use in Iraq.

Current active projects total a unit requirement of approximately 925 of these injectors over the next five years with a current value in excess of $24 million. Hammonds delivered five JP-8 fuel additive carts in June 2006 to its Middle Eastern representative for use by the Egyptian Air Force. These fuel additive carts will be used to service military aircraft in Egypt as well as transient military aircraft from other countries including the United States. In August 2006, Hammonds received a major order for its fluid powered additive systems used in production of JP-8 + 100 military specification fuel for aircraft being serviced in the Middle East. The initial $576,000 order for equipment will be delivered during the first quarter of 2007, with the total project exceeding $2,304,000. Hammonds received a purchase order in January 2007 for a complex fuel handling system, including fuel additive systems for the Al Dhafra Air Base in the United Arab Emirates (UAE). Hammonds projects that it will recognize $960,000 in revenues during the first quarter of 2007 and is expected to recognize a total of approximately $2,000,000 related to this project for the 2007 fiscal year.

Cimmaron International Corporation, an industrial exporter, is marketing the Hammonds-Cimmaron pre-packaged fuel additive dispensing systems to new, as well as expanded aviation projects currently underway in the Middle East. In addition to the Al Dhafra Air Base order, these same systems are expected to be specified at a new UAE Air Base in Al-Minhad, having an estimated value exceeding $1,824,000. Hammonds believes that its truck-mounted injectors are the technology of choice for major U.S. marketers of jet fuel in providing custom blending at the end of the hose for not only jet fuel, but a wide range of products including diesel, LPGN (propane), home heating oil, and bio-diesel. In January, 2005, Hammonds began a long-term program to install dye injection systems in over eight hundred Canadian and U.S. stationary and truck mounted diesel delivery installations.

Fuel Additives. Hammonds' fuel additive division produces and markets motor and aviation fuel additives, with Biobor JF as its primary product, serving the aviation, stand-by power and marine fuel markets. Biobor® JF is one of only two biocides approved for use in aviation fuels, but it has also been tested and approved as a preservative for manufactured wood products such as engineered trusses, windows and sheet building materials. The expanding use of these manufactured wood products should provide a new expanded market for Biobor® JF since products such as arsenic have been removed from the list of approved wood preservatives.

Industrial Utility Vehicle Market. In late 2006, Hammonds started production of an entirely new type of industrial utility vehicle called the "omni directional vehicle" or "ODV". Hammonds believes that ODV utility vehicles will establish a new standard for industrial utility vehicles based on vehicle safety and performance. The ODVs' target markets include the: aviation industry, which is undergoing reorganization and expansion into regional jet service; fork lifts, which are a fundamental industrial tool and represent the largest segment of industrial vehicle demand; utility tractors, vehicles used for earth and snow handling; freight trailer "mules", which are modified tractors used to move trailers at major terminals; and ODVs for security/law enforcement, which can provide high visibility and radial vision in a very limited space for use at airports, ports and bridges, among other high risk locations. Hammonds has produced several prototypes of its new ODV product line at its plant in Houston, TX. Hammonds intends to enter into license agreements with other manufacturers to produce a range of ODVs based on its patented technology. During the fourth quarter of 2005 Hammonds received initial stocking orders for the ODV from distributors as well as scheduled purchase orders for delivery during 2007. In February 2006, Hammonds announced the appointment of Mark C. Pope Associates, Inc. (MCP) as a distributor for the ODV to represent Hammonds as an Aviation Ground Support Distributor in Georgia, Mississippi, Tennessee, North Carolina, South Carolina, Alabama, Florida and Nevada. MCP ordered 4 ODV mobile demonstration units to initially cover their territory. MCP took delivery of their first ODV in May 2006 at the annual AS3 convention, which premiers ground support equipment for the aviation industry. Since that time, MCP received their second demonstration unit and has been encouraged by the response gained as they demonstrate the equipment to various aviation and industrial users. Following industry response and MCP’s experience with the vehicle, MCP elected to add the Snow Management and Industrial classifications to their distributorship agreement in five states. MCP issued a blanket purchase order in August 2006, covering various models of the ODV, including 45 tow tractors, 5 snow plows, 2 Command Stations, and multiple attachments that compliment ODV tractors. This represents net sales in excess of $2,100,000 to the Company. In the 4th quarter of 2006, Hammonds shipped seven of its Model G-30 ODV tractors to be used as material positioning equipment at Robins Air Force Base in Warner Robins, Georgia. While this was a one-time order, Hammonds is expecting many opportunities for add-ons. Also, other groups within Warner Robbins now have interest in ODVs. Hammonds intends to offer munitions loaders and aircraft tractor spotting dolly equipment to the U.S. Navy in 2007-2008.

Hammonds has a backlog of approximately $5,645,000 for its additive and injector systems, omni directional vehicles and water treatment solutions.

Description of Hammonds Products and Services

Water Treatment Technology Systems

Calcium Hypochlorite Tablet Systems: Manufactured by Hammonds under several United States and foreign patents, Hammonds industrial and municipal tablet systems provide water disinfection for a wide range of potable and waste water applications. Hammonds pioneered engineered tablet systems and believes that it is well established in the markets for solid chemical disinfection.

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

Hypodermic Pump: Hammonds believes that this new technology will play a dominant role in a wide range of chemical metering applications. Hammonds believes that this is the first entirely new fluid handling technology introduced in over twenty-five years. Its hypodermic pump is could contribute significant revenues to Hammonds' line of fluid handling products once the new pump is placed into production.

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

Performance Additives: Hammonds sells performance additives including detergents, pourpoint depressants, cetane improvers, lubricity agents and fuel system icing inhibitors. These products are purchased in bulk from manufacturers such as GE and Union Carbide and are carefully selected to provide a well-rounded family of products that compliment the commercial and marine industry, aviation, railroad and off-road equipment market. All such products have trademarked names owned by Hammonds.

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

Markets Hammonds Operates In

Water Treatment Market

Demand for Clean Water. It is estimated three percent of the world's water is fresh water, most of which is in the form of ice and snow. It is further estimated that approximately 0.6 percent of all of the world's water is used by humans for various purposes, including agricultural uses. Only some of this water can be used again, after purification treatment. About 70 percent of all fresh water is used for irrigation, and most of this cannot be recycled. In the U.S. about 30 percent of all irrigation water is groundwater pumped from the High Plains aquifer. Approximately 20% of the fresh water goes to industrial uses, leaving only about 10% for domestic drinking, cooking, and sanitation.

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

Fuel Handling Equipment Market

Hammonds manufactures a wide variety of fluid injector systems which are injection pumps that are driven and controlled by the flow of product. They utilize a fluid driven motor that furnishes both power and control to the injector. Requiring no external power, these injectors provide accurate proportionate-to-flow injection of up to eight different additives, separately or simultaneously. In addition to aviation fuel, Hammonds offers cutting edge technology in wild stream blending systems used in bio-diesel delivery. With primary applications in fuel distribution, Hammonds' fluid powered injectors marketed to the general aviation industry and the U.S. military for application in fuel system icing inhibitors, corrosion inhibitors, conductivity and thermal stability additives. Hammonds' fuel handling equipment provides this market with an advanced means of blendings additives and chemicals.

Fuel Additives Market

Fuel additives are the only means by which the performance of fuels can be enhanced. Hammonds believes that higher levels of demand by the aviation and ground based equipment industry will continue to grow, with increased levels of performance from fuel additives. Hammonds manufactures and/or markets additives for aviation, diesel, gasoline, LPGN and natural gas powered vehicles and equipment. Governments worldwide are legislating specifications regarding the fuel itself and engine design. Today's advanced fuel engines are far cleaner than the engines of prior decades. Unfortunately, even today's engines are not clean enough to meet current stricter air pollution regulations. Diesel fuel engines can become ultra-clean. Meeting the environmental challenges will require extensive research on clean-fuel technology. Research in this area is currently being sponsored by government agencies, major engine companies, truck and plane manufacturers, automobile makers, catalyst producers and, for fuels, oil refining companies and their technology suppliers. Large Fortune 500 companies, as well as small, emerging technology companies are investing hundreds of millions of dollars in research and development worldwide on clean-fuel technologies. Hammonds supplies systems to inject additives in the mining, marine and drilling industries.

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

Industrial Utility Vehicle (ODV) Market

Aviation: It is estimated that the aviation industry will require approximately 100,000 ground support vehicles during the next five years. Hammonds believes that the aviation industry is undergoing electrification and expansion into regional jet service in addition to now facing a depleted and worn fleet as a result of world political and economical conditions over the past three years.

Fork lifts: This fundamental industrial tool represents the largest segment of industrial vehicle demand with an annual production of of more than 160,000 units during the past year. Hammonds believes that the technology and advanced engineering features of its ODV represents an advance in the fork lift industry. The industry spends in excess of 4.6 billion dollars annually on new equipment.

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

Hammonds Business Strategy

Since its inception, Hammonds has been a leader in providing new technology. Hammonds continues to expand its scope as a leader in serving the fuels, water treatment and utility vehicle industries. It also believes that it will experience growth in sales of water treatment products, the addition of new pumping and dispensing technologies, and expansion of fuel additive applications and production. With its development of the Omni Directional Vehicle in addition to its other products and services, Hammonds continues to experience revenue growth with an expanding line of products and services for multiple markets, sectors and industries.

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

Production Facilities

Hammonds leases a 106,000 square foot manufacturing and office facility on approximately 13 acres of land located in Houston, TX. The Houston, TX facility is leased from an unaffiliated third party at an annual rental of $420,000 and has sufficient production capacity to meet the Company's anticipated needs for product for the foreseeable future.

Materials and Principal Suppliers

Hammonds' additive systems are assembled using fabricated parts from Hammonds' facility and machined parts manufactured in our in-house machine shop. Light sheet metal working equipment was added to our fabrication capacity in 2005. Hammonds performance additives, including detergents, pourpoint depressants, cetane improver, lubricity agents and fuel systems icing inhibitors, are produced by Hammonds from products that are purchased in bulk from manufacturers such as GE and Union Carbide.

The ODV utilizes three main propulsion components: wheel drives, hydrostatic pumps and the engine or electric motor that powers the system. A broad range of manufacturers offer equipment of this type making sourcing of primary components selective and competitive.

Dependence on Major Customers

Hammonds depends on several major customers including Arch Chemical, CSX Railroad, Exxon/Mobil, BP Aviation, Chevron/Texaco, Tomco, KopCoat, Defense Energy Supply and Lockheed Martin. In addition, Hammonds has been a long time supplier to all branches of the United States Military with on-going contracts to supply equipment to the U.S. Army. If any of these major industrial or governmental agencies terminated its relationship with Hammonds, whether as the result of technological advances by competitors, or otherwise, the business operations and financial condition of the Registrant could be adversely effected.

Patents, Trademarks And Licenses and Other Intellectual Property

Hammonds' products are covered by various United States patents and patents pending. At present, Hammonds owns over 25 patents covering various fuel additive systems, water treating equipment and Omni Directional Vehicles. There are an additional 12 patents in pending status.

Employees

As of December 31, 2006, Hammonds had 48 full time employees including Carl Hammonds. No employees are covered by a collective bargaining agreement. Hammonds’ management considers relations with its employees to be satisfactory.

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

RISK FACTORS RELATED TO OUR BUSINESS

Dependence Upon Affiliate for Funding
In order to successfully grow Hammonds business and its plan to increase market share for Hammonds' products and services, we have been dependent upon the funding from our parent, American International Industries, Inc. (OTCBB:AMIN), which loan at December 31, 2006 was $1,931,056, and our parent's ability to secure and maintain our existing $2,000,000 revolving credit line from a financial institution. During 2006, Hammonds obtained additional financing of approximately $2,728,000 in connection with the Company's August and September 2006 Private Financing Transactions involving the sale of its Series A and Series B Preferred Stock.

If additional debt and/or equity financing is required in 2007, we believe that such financing will be available from our parent and private investors at terms and conditions acceptable to the Company. In addition, as part of the August and September 2006 Private Financing Transactions, we issued VOMF, an institutional investor, 24,999,999 warrants. In March 2007, VOMF exercised 3,970,400 Series C Warrants at a price of $0.18 per share with gross proceeds of $714,672 to the Company. If all of the remaining warrants are exercised in their entirety would generate an additional $5,891,994 in gross proceeds before fees and expenses. However, there can be no assurance that all or a significant portion of the warrants will be exercised or that unforeseen events, such as the length of time necessary to generate market acceptance of the ODVs, any unexpected material increased development costs, and the general economy in the markets where Hammonds operates, may result in an inability to secure necessary additional financing at satisfactory terms and conditions, if at all.

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

Development efforts for our new ODV product line are dependent upon factors outside of our control, and upon successful completion of development and market acceptance
We have devoted significant financial and other resources to the development of our new Omni Directional Vehicle (ODV). We are dependent upon the ability of the third party manufacturers and subcontractors of the ODV components and complete units and for them to to successfully complete manufacturing of the units in a timely manner, with the features that are required, in order for us to be able to commercially exploit our development. Hammonds believes that the patented new design can be utilized in connection with forklifts, freight terminal tractors, security vehicles, industrial highways mowers and a full range of aviation ground handling vehicles. Hammonds has produced several prototypes of its ODV products at its plant in Houston, TX and has entered into license agreements with several major manufacturers to produce a range of vehicles based on its ODV patented technology. While Hammonds has been successful in generating initial ODV stocking orders and has scheduled delivery of at least 2 ODVs per month for the next 12 months, there can be no assurance that Hammonds will be able to successfully manufacture and sell a sufficient number of ODV units to generate significant revenues and profits.

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

Our failure to attract and retain qualified personnel, including key officers, could have an adverse effect on us
Our ability to attract and retain qualified engineers, and other professional personnel in accordance with our needs is an important factor in determining our future success. The market for these professionals is competitive, and there can be no assurance that we will be successful in our efforts to attract and retain needed professionals. In addition, our ability to be successful depends in part on our ability to attract and retain skilled laborers in our manufacturing and service business. Demand for these workers can be high at times and the supply can be extremely limited at times. Our success is also highly dependent upon the continued services of our key officer, Carl Hammonds and the loss of Mr. Hammonds could adversely effect us. The Company has "key" man life insurance on the life of Mr. Hammonds in an amount that it deems sufficient.

Risks inherent in establishing a new market
There can be no assurance that we will be successful in marketing our ODV, which is a new technology aimed at a highly competitive industry for industrial utility vehicles. The market for new products can be very difficult to establish. There are competitors with long-established products, accepted technology and superior financial resources for marketing such products. If the market for our ODV product line takes longer to develop than anticipated, this would have an adverse affect on revenues and potential profitability. While we believe the ODV represents an important innovation in industrial utility vehicles, we cannot ensure our targeted customers will purchase a significant number of units or that we will be able to establish a nationwide and international network of distributors. If the market develops more slowly than anticipated we may require additional financing and no assurances can be made that additional funding will be available at acceptable terms and conditions.

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

There is only a limited trading market for our common stock
Our Common Stock is subject to quotation on the NASD Bulletin Board. There has only been limited trading activity in our common stock. There can be no assurance that a more active trading market will commence in our securities as a result of the increasing operations of Hammonds. Further, in the event that an active trading market commences, there can be no assurance as to the level of any market price of our shares of Common Stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

The outstanding warrants may adversely affect us in the future and cause dilution to existing shareholders

There are currently 21,029,599 Series A, B and C Warrants outstanding after the exercise of the 3,970,400 Series C Warrants in March 2007, all of which Warrants are owned by VOMF. The Series A and Series C Warrants expire in 2011 and the Series B Warrants expire in 2008. The exercise price of the Series A and B Warrants is $0.18 per share and the exercise price of the remaining 4,362,933 Series C Warrants is $.50 per share, subject to adjustment in certain circumstances. Exercise of the Warrants will cause dilution in the interests of other shareholders as a result of the additional shares of common stock that would be issued upon such exercise. In addition, sales of the shares of our common stock issuable upon exercise of the Warrants could have a depressive effect on the price of our common stock, particularly if there is not a coinciding increase in demand by purchasers of our common stock. Further, the terms on which we may obtain additional financing during the period any of the Warrants remain outstanding may be adversely affected by the existence of these Warrants as well.

State blue sky registration; potential limitations on resale of our securities
Our common stock, the class of the Company’s securities that is registered under the Exchange Act, has not been registered for resale under the Securities Act of 1933 or the "blue sky" laws of any state. The holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

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

Dividends unlikely on our common stock
We do not expect to pay dividends for the foreseeable future. Further, the August and September 2006 Private Financing Transactions with VOMF provide that no cash dividends may be paid on our common stock unless and until all accrued dividends on the Series A and Series B Preferred Stock have been paid. The payment of dividends, if any, will be contingent upon our future revenues and earnings, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our board of directors. It is our intention to retain all earnings for use in the business operations of Hammonds and accordingly, we do not anticipate that the Company will declare any dividends in the foreseeable future.

Possible issuance of additional securities
Our Articles of Incorporation authorize the issuance of 195,000,000 shares of common stock, par value $0.0001 and 5,000,000 shares of preferred stock, par value $0.0001. At December 31, 2006, we had 36,135,000 shares of common stock issued and 1,666,666 preferred shares issued. On March 26, 2007, we issued 3,970,400 shares in connection with the exercise by VOMF of Series C Warrants at $0.18 per share. We may issue additional shares of common stock in connection with any future acquisitions of operating businesses or assets or to raise additional funding. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

If the 833,333 shares of Series A Preferred Stock and 833,333 shares of Series B Preferred Stock issued to VOMF are converted into shares of common stock and all of the Series A and B as well as the remaining Series C Warrants are exercised in their entirety, we would be required to issue an additional 37,696,265 shares of common stock.

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

Shares eligible for future sale
As of December 31, 2006, the Registrant had 36,135,000 shares of common stock issued and outstanding, 32,446,280 shares are "restricted" as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of one year may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one (1%) percent of (a) the Company's issued and outstanding common stock or (b) the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has not been an affiliate of the Company during the three months preceding the sale and who has satisfied a two-year holding period. However, all of the current shareholders of the Company owning 5% or more of the issued and outstanding common stock are subject to Rule 144 limitations on selling.

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

Hammonds' facilities are located on approximately 13 acres of land in Houston, TX and include a 106,000 square foot industrial manufacturing, production, warehousing and distribution plant that also serves as Hammonds' territorial sales office. The real property and plant are leased to Hammonds by an unaffiliated third party at a monthly rental of $35,000. This facility has sufficient production capacity to meet the Company's anticipated needs for product for the foreseeable future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

During the year ended December 31, 2006, no matters were submitted to a vote of our security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

Market Information

Our common stock is currently quoted under the symbol IMTG on the NASD Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The NASDAQ Stock Market. Quotation of the Company's securities on the NASD Bulletin Board limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The NASDAQ Stock Market or a national exchange. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2007				Fiscal 2006		Fiscal 2005
	High		Low		High	Low	High	Low
First Quarter ended March 31		$0.35		$0.20	$0.60	$0.35	$0.28	$0.23
Second Quarter ended June 30	$	---	$	---	$0.45	$0.30	$0.46	$0.20
Third Quarter ended September 30	$	---	$	---	$0.55	$0.25	$0.85	$0.35
Fourth Quarter ended December 31	$	---	$	---	$0.44	$0.20	$0.65	$0.31

As of December 31, 2006, our shares of common stock were held by approximately 186 stockholders of record. The transfer agent of our common stock is Colonial Stock Transfer, Salt Lake City, UT.

Dividends

Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore. We have never declared cash dividends on its common stock and our Board of Directors does not anticipate paying cash dividends in the foreseeable future as it intends to retain future earnings to finance the growth of our businesses. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. However, the August and September 2006 Private Financing Transactions provide that no cash dividends may be paid on our common stock unless and until all accrued dividends on the Series A and Series B Preferred Stock have been paid.

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended December 31, 2006.

Sale of Unregistered Securities

During fiscal year ended December 31, 2005, the Registrant issued: 100,000 restricted shares to Gary D. Woerz as compensation valued at $3,000; 25,000 restricted shares to Rebekah Laird-Ruthstrom for services valued at $750; and 10,000 restricted shares to a consultant for services valued at $300. The Company believes that the issuances of these restricted shares was exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions.

On August 1, 2006 Mr. Carl L. Hammonds converted his 49% ownership of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. into 16,000,000 restricted shares or 44.4% of IMTG common stock at a conversion rate of $0.25 a share.

In connection with the August and September 2006 Private Financing Transactions, the Company issued to VOMF, an accredited institutional investor, 833,333 shares of Series A Preferred Stock and 833,333 shares of Series B Preferred Stock both of which are convertible into common stock at a ratio of ten shares of common stock for each share of preferred stock. The Company also issued 8,333,333 Series A, B and C Warrants exercisable to purchase a total of 24,999,999 shares of common stock. The transaction was a privately negotiated transaction not involving any public solicitation and the Company relied upon the exemptions provided in Section 4(2) of the Act and Rule 506 under Regulation D. On March 27, 2007, VOMF exercised 3,977,400 Series C Warrants and was issued 3,977,400 restricted shares of common stock at an exercise price of $0.18 per share or gross proceeds of $714,672 to the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS Back to Table of Contents

The following discussion should be read in conjunction with our financial statements and the related notes appearing elsewhere in this annual report. The following discussion contains forward-looking statements reflecting our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this report, particularly in the section entitled "Risk Factors" beginning on page 14 of this annual report.

General

The Registrant is a 45.1% owned subsidiary of American International Industries, Inc., OTCBB: AMIN. AMIN consolidates IMTG even though its ownership is less than 51%, because the Company exercises its right to occupy two of the three board of director seats. Since IMTG is incurring losses and there is no minority interest, AMIN recognizes 100% of IMTG’s losses.

On April 28, 2005, the Registrant acquired 51% of its operating subsidiary, Hammonds Technical Services, Inc. On August 1, 2006 The Company acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. by issuing 16,000,000 restricted shares or 44.4% of IMTG common stock at a conversion rate of $.25 a share. The additional cost of $4,000,000 has been allocated to patents, trademarks, and sole source contract and is being amortized in a manner equivalent to the amortization used on the intangible assets acquired in the initial purchase of 51% of the company.

On August 8, 2006, IMTG entered into a stock purchase agreement with VOMF pursuant to which IMTG agreed to sell up to 833,333 shares of newly designated IMTG Series A Convertible Preferred Stock, having an 8% dividend, for consideration of $1,500,000. On August 8, 2006, IMTG sold VOMF 555,555 shares of Series A Preferred Stock for consideration of $1,000,000 and on August 23, 2006, IMTG sold an additional 277,778 shares of Series A Preferred Stock for consideration of $500,000. In connection with the August 8 and August 23, 2006 private financing transactions, IMTG issued VOMF a Series A Warrant exercisable to purchase 8,333,333 shares of IMTG common stock at $0.18 per share, expiring in five years, and a Series B Warrant exercisable to purchase an additional 8,333,333 shares of IMTG common stock at $0.18 per share, expiring in August 2007.

On September 30, 2006, IMTG entered into a second stock purchase agreement with VOMF pursuant to which it sold VOMF 833,333 shares of Series B Preferred Stock, having identical terms as the Series A stock purchase agreement except for the dividend rate of 4%, for consideration of $1,500,000 and issued VOMF Series C Warrants exercisable to purchase 8,333,333 additional shares of common stock at a price of $.50 per share, expiring in five years. In connection with the Series B stock purchase agreement, IMTG agreed to extend the expiration dates of the Series B Warrants issued in the August 2006 private financing transactions from one year to two years.

Each share of IMTG Series A and Series B Preferred Stock is convertible into ten shares of IMTG common stock. The Company’s ownership percentage in IMTG will decrease when VOMF converts its Series A and Series B Preferred Stock and/or exercises warrants issued in the August and September 2006 private financing transactions into shares of IMTG common stock. The Company's IMTG subsidiary received net proceeds of approximately $2,728,000 from the sale of Series A and Series B Preferred Stock and will receive gross proceeds of $7,166,666 if all of the warrants are exercised by VOMF. In connection with the agreement of VOMF to exercise up to 4,000,000 Series C Warrants the Company agreed to reduce the exercise price of the Series C Warrants for up to 4,000,000 shares from $0.50 to $0.18, the same exercise price applicable to the Series A and B Warrants. On March 27, 2007, VOMF exercised 3,970,400 Series C Warrants at an exercise price of $0.18 per share and was issued 3,970,400 restricted shares of common stock.

The material terms of these preferred stock issuances are included in note 8 to the consolidated financial statements.

Revenue and expenses of Hammonds are included in the Company’s consolidated statements of operations from May 1, 2005 through the year ended December 31, 2006.

Revenues

Gross revenues for the year ended December 31, 2006 were $6,467,393 compared to $3,395,151 for the year ended December 31, 2005. During fiscal 2005, Hammonds’ production facility in Houston, TX was forced to close for approximately two weeks related to Hurricane Katrina. In addition, Hammonds’ production operations were halted for two weeks in connection with Hammonds’ move from a leased facility to a facility owned by the Registrant’s parent. The two stoppages reduced Hammonds revenues from those anticipated. We had inventories of $1,309,612 at December 31, 2006, consisting primarily of parts and materials in expectation of increasing demand for our products including Hammonds’ ODV line during 2007. Subsequent to the year ended December 31, 2006, Hammonds received orders for: its new line of ODVs; water purification products; and fuel additives and injectors.

Cost of Sales

Cost of sales for the year ended December 31, 2006 was $5,336,529 or 82.5% of revenues compared to $2,396,950 or 70.6% of revenues for the year ended December 31, 2005. Costs of sales are anticipated to decrease during 2007 related to new, more efficient equipment and supporting inventories.

General and administrative expenses

In 2006, general, selling and administrative expenses totaled $3,311,656 or 51.2% of revenues compared to $2,104,473 or 61.98% of revenues in 2005. The selling, general and administrative expenses primarily consist of sales and marketing expenses, research and development costs and engineering expenses. General and administrative expenses are expected to increase in 2007 principally due to additional expenditures related to additional personnel requirements. We expect our operating expenses to marginally decrease as a percentage of revenues with increasing sales in 2007.

Operating Loss

Our operating loss was $2,180,792 in 2006 compared to $1,106,272 in 2005. Our 2006 operating loss was mainly attributable to increased costs of manufacturing including manufacturing components and direct and indirect labor costs for the production of Hammonds’ new line of ODVs, injector systems and water purification systems, while the loss in 2005 was in part caused by Hammonds’ two work stoppages and the later than anticipated introduction of the new ODV line. We expect that our operating loss will decrease with the anticipated growth in revenues and reduced expenses associated with research and development as a percentage of revenues.

Other Income

Other income for the Company in 2006 includes interest expense of $491,344, interest and other income of $75,573, and Hammonds participation in the Parent Company’s gain on the sale of the Rankin Road property of $150,000.

Net Loss

Our net loss applicable to common shareholders was $2,506,988 in 2006 and $1,194,652 in 2005.

Liquidity and Capital Resources

Our current assets were $3,382,293 at December 31, 2006, consisting mainly of inventories and accounts receivable, which we expect are fully collectible. In connection with the 2005 acquisition of Hammonds and Carl Hammonds 49% minority interest of Hammonds into shares of IMTG common stock in 2006, intangible assets were valued at $6,038,870 at December 31, 2006. Our total assets at December 31, 2006 were $10,384,397.

We had current liabilities of $1,627,734 at December 31, 2006, consisting principally of current installments of long-term debt and accounts payable and accrued expenses. At December 31, 2006, we had long-term liabilities of $4,898,306 consisting of notes payable to banks of $2,464,050, and a note payable to our parent, American International Industries, Inc. in the amount of $1,931,056 and deferred tax liability of $503,200.

During 2006, we had a negative cash flow from operations of $3,044,382 mainly due to our net loss of $2,446,563, a gain on disposal of assets of $150,000, an increase in accounts receivable, inventories and prepaid expenses of $908,529, a decrease in accounts payable and accrued expenses of $180,791, offset by depreciation and amortization of $627,500. During 2005, we had a negative cash flow from operations of $1,419,992 mainly due to our net loss of $1,194,652, an increase in accounts receivable and inventories of $515,747, offset by depreciation and amortization of $304,946.

We funded our cash used in operating activities in 2006 through proceeds from the issuance of preferred stock in the amount of $2,710,120 and long-term borrowings in the amount of $1,012,231. We made payments of $514,984 on long-term borrowings during 2006. In 2005, we funded our cash used in operating activities through proceeds from our long-term line of credit in the amount of $2,131,605 and through borrowings of $998,300 from our parent. We made payments of $570,223 on short-term borrowings during 2005.

We provided cash from investing activities of $186,667 in 2006 compared to using cash for investing activities of $1,077,914 in 2005. Cash was used to purchase property and equipment in the amount of $51,841 in 2006 compared to $119,006 in 2005. The cash provided from investing activities includes $150,000 in proceeds received from the Parent Company for Hammonds participation in the sale of the Rankin Road property.

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

Related Party Transactions

The Company has been and continues to be dependent upon the funding from its parent, American International Industries, Inc. At December 31, 2006, the Company owed the parent $1,931,056 (see note 13).

Off-Balance Sheet Arrangements

As of December 31, 2006 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2006, Hammonds leases its 106,000 square foot manufacturing and office facility in Houston, TX from an unrelated third party at annual rental of $420,000 (see note 12 to the consolidated financial statements). In addition, Hammonds pays the Company a management fee of $10,000 per month.

Critical Accounting Estimates

Our significant accounting policies are described in note 2 to our consolidated financial statements for the year ended December 31, 2006. The following supplements the description of our accounting policies as described in the notes to our consolidated financial statements.

Hammonds Technical Services' business involves the manufacturing of several different lines of equipment and product systems. As a result, Hammonds is subject to fluctuations in profitability from period to period due to the types and quantities of equipment and product systems ordered by and delivered to its customers. Hammonds does not start production activity without firm purchase orders from customers. Based upon the increasing size of Hammonds' orders, Hammonds has a backlog of orders and this is expected to permit Hammonds to achieve economic efficiencies in purchasing inventory and in allocation of its workforce. Further, with its improving liquidity, achieved following its year ended December 31, 2006, Hammonds has begun to generate improving economies in manufacturing.

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

Hammonds' Water Treatment Solutions was established after the 2005 fiscal year end to identify its contribution to the Company. Hammonds Water Treatment Solutions generates revenues and incurs costs from a third party that supplies Hammonds purification chemicals. Hammonds projects that revenue from Hammonds Water Treatment Solutions will exceed $180,000 during the next twelve months.

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

ITEM 7. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended December 31, 2006 and December 31, 2005 are attached to this annual report.

Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

Not Applicable.

ITEM 8A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures.

Our management is responsible for establishing and maintaining an adequate level of internal controls over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that:

- Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

Evaluation of disclosure controls and procedures. In connection with the audit of the Company’s financial statements for the year ended December 31, 2005, the Company's president/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures and discussions with our independent accountants, our president/chief financial officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2005. The president/chief financial officer determined that the Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its financial reporting requirements and the complexity of the company’s operations and transactions, specifically at the Company’s operating subsidiary, Hammonds Technical Services, Inc. The Company did not maintain effective controls to ensure there was adequate analysis, documentation, reconciliation and review of accounting records and supporting data and monitoring and oversight of the work performed by completeness of the consolidated financial statements in accordance with generally accepted accounting principles. Specifically, the Company did not have effective controls designed and in place over the consolidation of the financial statements of the Hammonds subsidiary, including the acquisition, the reconciliation of inter-company accounts,  inventory and reserves, fixed assets and depreciation, accrued liabilities and general and administrative expense. In light of the above, the Company restated its financial statements for the periods ended June 30 and September 30, 2005.

In connection with the audit of the Company’s financial statements for the year ended December 31, 2006, the Company's president/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures and discussions with our independent accountants, our president/chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Changes in internal controls. Subsequent to December 31, 2005, the Company made changes in our internal control over financial reporting in order to improve such internal controls over financial reporting. Specifically, the Company has taken the following steps to address the specific deficiencies in internal disclosure controls and procedures: (i) the Company’s operating subsidiary has hired a full time controller who has been directed to implement procedures to correct the noted deficiencies; (ii) the Company has hired a qualified consultant with accounting and auditing experiences to perform an internal audit function; and the Company’s parent has hired a full time CFO to oversee financial and accounting transactions to include the financial reporting and disclosure.

ITEM 8B. OTHER INFORMATION Back to Table of Contents

None.

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

Name	Age	Positions
Daniel Dror	66	Chairman of the Board
Gary D. Woerz	61	CEO, CFO and Director

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

Gary D. Woerz, CEO, Chief Financial Officer and a director of the Registrant, serves also as Chief Financial Officer of American International Industries, Inc. From 2000 to 2002, Mr. Woerz served as Chief Financial Officer of Phymetrics, Inc., which was a subsidiary of High Voltage Engineering (HVE). Phymetrics was a multi-divisional manufacturing and laboratory service company. From 1998 to 2000, Mr. Woerz served as Chief Financial Officer of Virtual Founders LLC, San Jose, CA, whose business involved investment banking and management consulting services to development stage high technology companies.

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

ITEM 10. EXECUTIVE COMPENSATION Back to Table of Contents

The following table contains the executive compensation to the Registrant's executive officer for the periods set forth below. No executive compensation was paid during the fiscal years 2006, 2005 and 2004.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Gary D. Woerz, CEO and CFO (1)	2006	---	---	---	---	---	---
	2005	---	---	---	3,000	---	---
	2004	---	---	---	---	---	---
Carl Hammonds, President of Hammonds	2006	94,712
	2005	90,000

(1) Mr. Woerz received no compensation from the Registrant for serving as President and CFO.

In April 2005, Mr. Carl Hammonds entered into a five-year employment agreement with Hammonds Technical Services to serve as Hammonds President. The employment agreement provides for an annual base salary of $90,000. In the event of termination by the Company without "Good Cause," or the Mr. Hammonds resigns from his employment for "Good Reason," Mr. Hammonds is entitled to severance pay in an amount equal to either $90,000, or the present value of the salary and bonus payments due over the remainder of the employment term, whichever is greater. Mr. Hammonds is not entitled to severance pay in the event the agreement is terminated as a result of his death or disability, voluntary resignation without "Good Reason," or his termination for "Good Cause." The agreement contains a covenant not to compete within sixty (60) miles of the Company’s operations for the period covered by the employment agreement and for one year following the termination of the agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2006. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
American International Industries, Inc.	16,311,280	45.10%
601 Cien Street, Suite 235
Kemah, TX 77565

Carl Hammonds, CEO of Hammonds	16,000,000	44.30%
910 Rankin Road
Houston, TX 77073

Gary D. Woerz, President, CFO and Director	100,000	0.30%
601 Cien Street, Suite 235
Kemah, TX 77565

Daniel Dror, Chairman of the Board	0	0.00%
601 Cien Street, 235
Kemah, TX 77565
Directors and Officers (2 person) (2)	16,411,280	45.41%

(1) Applicable percentage ownership is based on 36,135,000 shares of common stock outstanding as of December 31, 2006. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2) Includes shares owned by the Registrant's parent American International Industries, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS Back to Table of Contents

During the last two fiscal years, to the knowledge of the Registrant, there was no person who had or has a direct or indirect material interest in any transaction or proposed transaction to which the Registrant was or is a party. Transactions in this context relate to any transaction which exceeds $60,000. During 2006, the Registrant borrowed $87,468 from its parent, American International Industries, Inc., which funds were used by Hammonds for working capital.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-KSB or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
3(i)	Articles of Incorporation, as amended, attached to the Registrant's Form 10-SB/12g filed on August 24, 2004.
3(i)1	Certificate of Amendment to the Articles of Incorporation, attached to the Registrant's Form 8-K filed on March 10, 2005.
3(ii)	Bylaws, attached to the Registrant's Form 10-SB/12g filed on August 24, 2004.
17	Letter on director resignation, attached to the Registrant's Form 8-K filed on December 29, 2004.
10.1	Stock Purchase Agreement between Registrant and Hammonds Technical Services, Inc., attached to the Registrant's Form 8-K filed on March 10, 2005
31.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002, filed herewith.

(b) Reports on Form 8-K Filed During the Last Quarter of the Fiscal Year Covered by this Report:

The Registrant filed a Form 8-K on October 23, 2006 with disclosure under Item 4.02, "Non-reliance on previously issued financial statements or a related audit report or completed interim review."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed John A. Braden & Co., P.C. On January 1, 2007, John A. Braden & Co., PC merged with GLO CPAs, LLP, which firm has issued its report on our consolidated financial statements for the year ended December 31, 2006. Our financial statements for the fiscal year ended December 31, 2005 were audited by Thomas Leger & Co., L.L.P.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by John A. Braden & Co., P.C. and Thomas Leger & Co., L.L.P. for the audit of the Registrant's annual financial statements for the years ended December 30, 2006 and 2005, and fees billed for other services rendered by John A. Braden & Co., P.C. and Thomas Leger & Co., L.L.P. during those years.

	Year Ended
	December 31, 2006	December 31, 2005
Audit fees (1)	$13,007	$100,000
Audit-related fees (2)	4,125	--
Tax fees (3)	--	--
All other fees	375	--
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
   CHAIRMAN
   Dated: April 4, 2007

/s/ GARY D. WOERZ
   CEO AND CFO
   Dated: April 4, 2007

Financial Statements Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Stockholders
International American Technologies, Inc. and Subsidiary
Houston, Texas

We have audited the accompanying consolidated balance sheet of International American Technologies, Inc. and Subsidiary as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of International American Technologies, Inc. and Subsidiary as of December 31, 2006, and the consolidated results of their operations and their cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ GLO CPAs LLP

March 23, 2007
Houston, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Stockholders
International American Technologies, Inc. and Subsidiary
Houston, Texas

We have audited the accompanying consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2005 of International American Technologies, Inc. and Subsidiary. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the consolidated results of their operations and their cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Thomas Leger & Co., L.L.P.
Thomas Leger & Co., L.L.P.

April 17, 2006
Houston, Texas

INTERNATIONAL AMERICAN TECHNOLOGIES, INC.
Consolidated Balance Sheets Back to Table of Contents
December 31, 2006

2006

Assets
Current assets:
Cash	$396,505

Accounts receivable, net of allowance of doubtful accounts of $99,387 at December 31, 2006	1,328,215
Current portion of notes receivable	229,418
Inventories	1,309,612
Prepaid expenses	118,543
Total current assets	3,382,293

Long-term notes receivable	160,892
Property and equipment, net	782,032
Intangible assets, net	6,038,870
Other assets	20,310
Total assets	$10,384,397
Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$1,333,831
Short-term note payable	276,410
Current installments of long-term debt	17,493
Total current liabilities	1,627,734

Long-term debt, less current installments	2,464,050
Due to American International Industries, Inc.	1,931,056
Deferred tax liability	503,200
Total liabilities	6,526,040

Stockholders' equity (deficit):
Preferred stock, $0.0001par value, authorized 5,000,000 shares:
1,666,666 issued and outstanding	167
Common stock, $0.0001 par value, authorized 195,000,000 shares:
36,135,000 shares issued and outstanding at December 31, 2006	3,614
Additional paid-in capital	7,677,731
Accumulated deficit	(3,823,155)
Total stockholders' equity (deficit)	3,858,357
Total liabilities and stockholders' equity (deficit)	$10,384,397

See accompanying notes to consolidated financial statements.

INTERNATIONAL AMERICAN TECHNOLOGIES, INC.
Consolidated Statements of Operations Back to Table of Contents
Years ended December 31, 2006 and 2005

	2006	2005

Revenues	$6,467,393	$3,395,151
Costs and expenses:
Cost of sales	5,336,529	2,396,950
Selling, general and administrative	3,311,656	2,104,473
Total operating expenses	8,648,185	4,501,423

Operating loss	(2,180,792)	(1,106,272)

Other income (expenses):
Gain (loss) on sale of assets	150,000	-
Interest income	76,665	18,237
Interest expense	(461,344)	(106,617)
Other expenses	(1,092)	-
Total other income (expenses)	(265,771)	(88,380)

Net loss	(2,446,563)	(1,194,652)
Preferred dividends	(60,425)	-
Net loss before income tax	(2,506,988)	(1,194,652)
Provision for income tax	-	-
Net loss applicable to common shareholders	$(2,506,988)	$(1,194,652)

Net loss per common share - basic and diluted	$(0.09)	$(0.06)

Weighted average common shares - basic and diluted	26,841,849	20,111,000

See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL TECHNOLOGIES, INC.
Consolidated Statements of Stockholders' Equity (Deficit) Back to Table of Contents
For the years ended December 31, 2006 and 2005

					Additional		Total
	Preferred Stock		Common Stock		paid-in	Accumulated	stockholders'
	shares	amount	shares	amount	capital	deficit	equity

Balance, December 31, 2004	-	-	20,000,000	2,000	951,642	(121,515)	832,127
Issuance of common stock for services			135,000	14	17,736	-	17,750
Net loss	-	-	-	-	-	(1,194,652)	(1,194,652)
Balance, December 31, 2005	-	-	20,135,000	2,014	969,378	(1,316,167)	(344,775)
Issuance of preferred stock	1,666,666	167	-	-	2,709,953	-	2,710,120
Issuance of common stock for
49% ownership in Hammonds			16,000,000	1,600	3,998,400	-	4,000,000
Net loss						(2,446,563)	(2,446,563)
Preferred dividends	-	-	-	-	-	(60,425)	(60,425)
Balance, December 31, 2006	1,666,666	$167	36,135,000	$3,614	$7,677,731	$(3,823,155)	$3,858,357

See accompanying notes to consolidated financial statements

INTERNATIONAL AMERICAN TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows Back to Table of Contents
Years ended December 31, 2006 and 2005

	2006	2005

Cash flows from operating activities:
Net loss	$(2,446,563)	$(1,194,652)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	627,000	304,946
(Gain) loss on disposal of assets	(150,000)	-
Issuance of common stock for services	-	17,750
Miscellaneous write-off	(22,684)	-
(Increase) decrease of operating assets, net of acquisitions:
Accounts receivable	(498,920)	(319,928)
Inventories	(304,955)	(195,819)
Prepaid expenses	(104,654)	-
Other	(36,685)	(22,538)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(180,791)	(9,751)
Net cash used in operating activities	(3,044,382)	(1,419,992)

Cash flows from investing activities:
Purchase of property and equipment	(51,841)	(119,006)
Patents and trademarks	(26,393)	-
Redemption (purchase) of certificate of deposit	-	300,000
Proceeds from the sale of property	150,000	-
Proceeds from payments on long-term notes receivable	27,434	25,586
Amount due from (to) affiliates	87,467	(342,700)
Purchase of stock in majority-owned subsidiary	-	(998,300)
Cash acquired in acquisition of majority-owned subsidiary	-	56,506
Net cash provided by (used in) investing activities	186,667	(1,077,914)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	2,710,120	-
Proceeds from long-term borrowing	1,012,231	2,131,605
Proceeds from borrowings from related parties	-	998,300
Net borrowings under line of credit	570	-
Repayment of short-term borrowing	(15,592)	(570,223)
Repayment of short-term borrowing	(514,984)	-
Net cash provided by financing activities	3,192,345	2,559,682

Net increase (decrease) in cash	334,630	61,776
Cash at beginning of year	61,875	99
Cash at end of year	$396,505	$61,875

Supplemental schedule of cash flow information:
Interest paid	$491,344	$106,617
Taxes paid	$-	$-

Non-cash investing and financing transactions:
Issuance of note payable for equipment	4,855	-
Issuance of note payable and assumption of liabilities
for acquisition of subsidiary	$-	$1,457,400

Non-cash portion of assets and liabilities received in the acquisition of a majority-owned subsidiary (see Note 2):
Current assets	$-	$1,379,433
Property and equipment	-	826,765
Patents, trademarks and contracts	-	2,724,487
Other non-current assets	-	70,085
Current liabilities	-	(2,098,376)
Deferred tax liability	-	(503,200)
See accompanying notes to consolidated financial statements

INTERNATIONAL AMERICAN TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
Back to Table of Contents
December 31, 2006 and 2005

(1) Summary of Significant Accounting Policies

Organization, Ownership and Business

International American Technologies, Inc., f/k/a Unlimited Coatings Corporation, (the "Company"), was a public shell company with no operations in 2004. The Company is a 45.1% owned subsidiary of American International Industries, Inc. (AIII).

In 2005, the Company acquired, through its parent company, 51% of the capital stock of Hammonds Technical Services, Inc. On August 1, 2006, The Company acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. by issuing 16,000,000 restricted shares or 44.4% of IMTG common stock at a conversion rate of $.25 a share, valued in accordance with the price of the common stock at the date of the transaction. As a result of this transaction, the Company owns 100% of the Hammonds companies.

On August 8, 2006 the Company entered into a stock purchase agreement with Vision Opportunity Fund Limited from which the Company received $1,500,000 for 833,333 series A convertible preferred shares with warrant A (8,333,333 warrants exercisable over a period of 5 years at $.18) and warrant B (8,333,333 warrants exercisable over a period of 2 years at $.18).

On September 29, 2006 the Company entered into a stock purchase agreement with Vision Opportunity Fund Limited from which the Company received $1,500,000 for 833,333 series B convertible preferred shares with a warrant C (8,333,333 warrants exercisable over a period of 5 years at $.50).

The series A and B convertible preferred shares are convertible at 10 to 1 ratio of common to preferred.

Principles of Consolidation

The 2006 consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries: Hammond Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. In accordance with FIN 46(r), American International Industries, Inc., OTCBB: AMIN, consolidates IMTG even though its ownership is less than 51%, because the Company exercises its right to occupy two of the three board of director seats. Since IMTG is incurring losses and there is no minority interest, AMIN recognizes 100% of IMTG’s losses. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Inventories

Inventories are valued at the lower-of-cost or market on a first-in, first-out basis. The Company assesses the reliability of its inventories based upon specific usage and future utility. A charge to results of operations is taken when factors that would result in a need for a reduction in the valuation, such as excess or obsolete inventory, are noted.

Property, Plant, Equipment, Depreciation, Amortization and Long Lived Assets

Long-lived assets include:

Property, Plant and equipment – These assets are recorded at original cost and may be adjusted for any additional improvements after purchase. We depreciate the cost evenly over the assets’ estimated useful lives. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant gain or loss being recognized as a component of other income or expense.

Identifiable intangible assets – These assets are recorded at acquisition cost, intangible assets with finite lives and are amortized evenly over their estimated useful lives.

At least annually, we review all long-lived assets for impairment. When necessary, we record changes for impairments of long-lived assets for the amount by which the present value of future cash flows, or some other fair value measure, is less than the carrying value of these assets.

During April, 2005 the Company acquired Hammonds Technical Services, Inc. for a purchase price of approximately $2,455,700 (See Note 2). The operations of the Hammonds companies are included in the consolidated statements of operations from date of acquisition.

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

In 2006, the Financial Accounting Standards Board issued the following:

- SFAS No. 155: Accounting for Certain Hybrid Financial Instruments
- SFAS No. 156: Accounting for Servicing of Financial Assets
- SFAS No. 157: Fair Value Measurements
- SFAS No. 158: Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

Management has reviewed these new standards and believes that they have no impact on the financial statements of the Company.

(2) Acquisition of Hammonds Technical Services, Inc.

Effective April 28, 2005, the Company entered into a Stock Purchase Agreement ("the Agreement") to acquire a 51% interest in the capital stock of Hammonds Technical Services, Inc., a privately owned Texas corporation ("Hammonds") in consideration for the Company or its parent, American International Industries, Inc., providing: (i) $998,300 in cash to Hammonds for working capital; (ii) a secured revolving long-term line of credit in the amount of $2,000,000; and (iii) the parent issuing 145,000 restricted shares of common stock to the Company in consideration for a $1,450,000 promissory note. The value of the stock at $10.00 per share was guaranteed. These shares were exchanged for two minority equity interests in Hammonds owned by third parties. The total purchase price to acquire the 51% in Hammonds was $2,455,700 representing cash payments of $825,000, 145,000 shares of AIII’s restricted common stock valued at $1,450,000 and the assumption of a note payable to one of the former shareholders in the amount of $173,300 and liabilities in excess of assets in the amount of $7,400.

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

As required by SFAS No. 141, the Company has recorded the acquisition using the purchase method of accounting with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition date. The purchase price of $2,455,700 had been allocated at follows:

	Hammonds Net Book Value	Allocation of Purchase Price	Consolidated
Current assets	$1,435,939	$-	$1,435,939
Property and equipment	418,603	408,162	826,765
Patents, trademarks and contract	173,749	2,550,738	2,724,487
Other non-current assets	70,085	-	70,085
Current liabilities	(2,090,976)	(7,400)	(2,098,376)
Deferred tax liability	-	(503,200)	(503,200)
	$7,400	$2,448,300	$2,455,700

The following table contains a summary of the intangible assets acquired:

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$1,806,387	$372,828	12 years
Trademarks	465,199	77,533	10 years
Sole Source Contract	464,039	110,485	7 years
	$2,735,625	$560,846	11 years

Aggregate Amortization Expense
For year ended December 31, 2005	$199,362
For year ended December 31, 2006	$361,484
For year ending December 31, 2007	$266,613
For year ending December 31, 2008	$250,646
For year ending December 31, 2009	$250,646
For year ending December 31, 2010	$250,646
For year ending December 31, 2011	$250,646

Revenues and expenses are included in the Company’s statement of operations from May 1, 2005 through December 31, 2006.

On August 1, 2006, The Company acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. by issuing 16,000,000 restricted shares or 44.4% of IMTG common stock at a conversion rate of $.25 a share. The additional cost of $4,000,000 has been allocated to patents, trademarks, and sole source contract and is being amortized in a manner equivalent to the amortization used on the intangible assets acquired in the initial purchase of 51% of the company. Additionally, the Company acquired patents totaling $26,393 in 2006. The following table contains a summary of the intangible assets acquired in 2006:

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$2,661,282	$93,326	12 years
Trademarks	684,000	28,500	10 years
Sole Source Contract	680,000	40,476	7 years
	$4,026,393	$162,302	11 years

Aggregate Amortization Expense
For year ended December 31, 2006	$162,302
For year ending December 31, 2007	$387,849
For year ending December 31, 2008	$387,849
For year ending December 31, 2009	$387,849
For year ending December 31, 2010	$387,849
For year ending December 31, 2011	$387,849

December 31, 2006 balances for Intangible Assets are included in note 5.

(3) Inventory

Inventory at December 31, 2006 consisted of the following:

2006
Finished goods	$106,000
Work in process	40,680
Parts and materials	1,332,446
1,479,126
Less: Obsolescence reserve	(169,514)
$1,309,612

(4) Property and Equipment

A summary of property and equipment and related accumulated depreciation and amortization are as follows:

2006
Machinery and equipment	$894,533
Leasehold improvements	96,796
Total property and equipment	991,329
Less: Accumulated depreciation and amortization	(209,297)
Net property and equipment	$782,032

(5) Intangible Assets

Intangible assets at December 31, 2006 consisted of the following:

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$4,468,780	$466,154	12 years
Trademarks	1,149,199	106,033	10 years
Sole Source Contract	1,144,039	150,961	7 years
	$6,762,018	$723,148	11 years

Aggregate Amortization Expense
For year ended December 31, 2005	$199,362
For year ended December 31, 2006	$654,465
For year ending December 31, 2007	$638,495
For year ending December 31, 2008	$638,495
For year ending December 31, 2009	$638,495
For year ending December 31, 2010	$638,495
For year ending December 31, 2011	$638,495

The Company’s patents, trademarks, and sole source contract resulted from the April 28, 2005 acquisition of 51% of Hammonds Technical Services and from the August 1, 2006 acquisition of the 49% minority interest of the Hammonds Companies.

The following table contains a summary of the intangible assets acquired from the acquisition of Hammonds Technical Services on April 28, 2005:

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$1,806,387	$372,828	12 years
Trademarks	465,199	77,533	10 years
Sole Source Contract	464,039	110,485	7 years
	$2,735,625	$560,846	11 years

On August 1, 2006, The Company acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. by issuing 16,000,000 restricted shares or 44.4% of IMTG common stock at a conversion rate of $.25 a share. The additional cost of $4,000,000 has been allocated to patents, trademarks, and sole source contract and is being amortized in a manner equivalent to the amortization used on the intangible assets acquired in the initial purchase of 51% of the company. Additionally, the Company acquired patents totaling $26,393 in 2006. The following table contains a summary of the intangible assets acquired in 2006:

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$2,661,282	$93,326	12 years
Trademarks	684,000	28,500	10 years
Sole Source Contract	680,000	40,476	7 years
	$4,026,393	$162,302	11 years

 (6) Short-term Notes Payable To Banks

December 31, 2006
Note payable with interest at 10.75%, interest payments due quarterly, with a principal balance due on December 10, 2007	$90,459
Note payable to former owner of equity interest in Hammonds payable on July 20, 2005 with accrued interest at prime plus 4%	173,300
Other notes with various terms	12,651
$276,410

(7) Long-term Debt

Long-term debt consisted of the following:

December 31, 2006
Note payable to a bank, interest due monthly at prime plus 1%, principal payment due August 26, 2008, secured by assets of the Company's subsidiary	$1,992,189

Note payable to a bank, due in monthly installments of interest only at prime plus 1%, with a principal balance due on August 26, 2008	400,000

Note payable to a bank, due in monthly installments of principal and interest of $2,119.65 through April 3, 2011	89,354
2,481,543
Less current portion	(17,493)
$2,464,050

Principal repayment provisions of long-term debt are as follows at December 31, 2006:

2007	$17,493
2008	2,411,447
2009	21,241
2010	23,407
2011	7,955
Total	$2,481,543

(8) Preferred Stock

On August 8, 2006, IMTG entered into a stock purchase agreement with VOMF pursuant to which IMTG agreed to sell up to 833,333 shares of newly designated IMTG Series A Convertible Preferred Stock, having an 8% dividend, for consideration of $1,500,000. On August 8, 2006, IMTG sold VOMF 555,555 shares of Series A Preferred Stock for consideration of $1,000,000 and on August 23, 2006, IMTG sold an additional 277,778 shares of Series A Preferred Stock for consideration of $500,000. As part of the VOMF purchase of 555,555 shares of Series A Preferred Stock on August 8, 2006 and 277,778 shares of Series A Preferred Stock on August 23, 2006 (the "August 2006 Private Financing Transactions"), we issued VOMF: (i) Series A Warrants to purchase an additional 8,333,333 shares at $.18 per share, or $1,500,000, expiring with respect to 5,555,555 shares on August 8, 2011, and expiring with respect to 2,777,778 shares on August 23, 2011; and (ii) Series B Warrants to purchase an additional 8,333,333 shares at $.18 per share, or $1,500,000, which warrants expire with respect to 5,555,555 shares on August 8, 2007 and with respect to 2,777,778 shares on August 23, 2007.

On September 30, 2006, IMTG entered into a second stock purchase agreement with VOMF pursuant to which it sold VOMF 833,333 shares of Series B Preferred Stock, having identical terms as the Series A stock purchase agreement except for the dividend rate of 4%, for consideration of $1,500,000. As part of this transaction (the "September 2006 Private Financing Transaction"), we issued VOMF: (i) Series C Warrants to purchase an additional 8,333,333 shares of our common stock at $.50 per share, or $4,166,666, expiring on September 29, 2011; and (ii) we agreed to extend the expiration dates on the Series B Warrants issued in the August 2006 Private Financing Transactions from August 2007 to August 2008.

The Company has made no allocation to recognize the values of the Series A, B, and C warrants. The entire proceeds have been allocated to Series A and B Preferred Stock. The fair value of the warrants cannot be reasonably estimated separately from the value of the shares of preferred stock.

Each share of Series A and B Convertible Preferred Stock is convertible into ten shares of the Company's common stock. The Company received net proceeds of approximately $2,728,000 from the sale of Series A and Series B Preferred Stock and will receive gross proceeds of $7,166,666 if all of the warrants are exercised by VOMF. The Company has made no allocation to recognize the value of the Series A, B, and C warrants. The entire proceeds have been allocated to Series A and B Preferred Stock. The fair value of the warrants cannot be reasonably estimated separately from the value of the preferred stock. American International Industries’ ownership interest in IMTG will decrease when VOMF converts its Series A and Series B Preferred Stock and/or exercises warrants issued in the VOMF August and September 2006 private financing transactions into shares of IMTG common stock.

The material terms of these issuances are disclosed in the following paragraphs.

Series A Convertible Preferred Stock. The principal terms of the Series A Preferred Stock are as follows:
Voting: Except with respect to specified transactions that may affect the rights, preferences, privileges or voting power of the Series A Preferred Stock and except as otherwise required by Nevada law, the Series A Preferred Stock has no voting rights. We shall not affect certain specified transactions, which include authorizing or increasing the authorized or issued amount of any stock ranking pari passu or senior to the Series A Preferred Stock with respect to the distribution of assets on liquidation or the dissolution or winding up, without the affirmative vote or consent of the holders, voting as a class, of at least 75% of the shares of the Series A Preferred Stock outstanding at the time. Dividends: The holders of Series A Preferred Stock are entitled to receive out of legally available assets dividends at the rate of 8% per annum, payable semi-annually on June 30 and December 31. Dividends on the Series A Preferred Stock are cumulative and are prior and in preference to payment of any dividend or distribution on any junior stock. So long as any shares of Series A Preferred Stock are outstanding, we will not declare, pay or set apart for payment any dividend or make any distribution on any junior stock (other than dividends or distributions payable in additional shares of junior stock), unless at the time of such dividend or distribution we shall have paid all accrued and unpaid dividends on Series A Preferred Stock. Conversion: The holder of Series A Preferred Stock may, at their option, elect to convert all or any portion of the shares of the Series A Preferred Stock into a number of shares of common stock equal to the quotient of (i) the liquidation preference amount ($1.80) of the shares of Series A Preferred Stock being converted plus any accrued but unpaid dividends divided by (ii) the conversion price, which initially is $0.18 per share, subject to certain adjustments. If, within 3 business days of our receipt of a conversion notice, our transfer agent shall fail to issue to the holder the proper number of shares of common stock subject to the conversion notice, or fail to issue a new preferred stock certificate representing the number of shares of Series A Preferred Stock to which such holder is entitled, we shall be required to pay additional damages on each business day after such 3rd business day that such conversion is not timely effected equal to 0.5% of the product of: (i) the number of shares of common stock not timely issued and, in the event we failed to timely deliver a preferred stock certificate, the number of shares of common stock issuable upon conversion of the shares of Series A Preferred Stock represented by such certificate; and (ii) the closing bid price of our common stock on the last possible date which we could have timely issued such common stock and/or such preferred stock certificate. If we fail to pay those additional damages within 5 business days of the date incurred, then such payment shall bear interest at the rate of 2.0% per month (pro rated for partial months) until such payments are made. The conversion price of the Series A Preferred Stock may be adjusted in the event of (i) common stock split or reclassification; (ii) capital reorganization; (iii) distribution of dividends; or (iv) the issuance or sale of additional shares of common stock or equivalents.

Liquidation. In the event of the liquidation, dissolution or winding up of our affairs, the holders of outstanding shares of Series A Preferred Stock shall be entitled to receive, out of our assets available for distribution to shareholders, an amount equal to $1.80 per share or the liquidation preference amount of the Series A Preferred Stock plus any accrued and unpaid dividends before any payment shall be made or any assets distributed to the holders of the common stock or any other junior stock. If our assets are not sufficient to pay in full the liquidation preference amount plus any accrued and unpaid dividends payable to the holders of outstanding shares of the Series A Preferred Stock and any series of preferred stock or any other class of stock ranking pari passu, as to rights on liquidation, dissolution or winding up, with the Series A Preferred Stock, then all of said assets will be distributed among the holders of the Series A Preferred Stock and the other classes of stock ranking pari passu with the Series A Preferred Stock, if any, ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. All distribution payments, shall be in cash, property valued at its fair market value as determined by an independent appraiser or a combination thereof.

Series B Convertible Preferred Stock. The principal terms of the Series B Preferred Stock are identical to those of the Series A Preferred Stock except that the dividends on the Series B Preferred Stock shall be at the rate of 4% per annum.

Series A, B and C Warrants. Each Series A and B Warrant allows holders to purchase one share of common stock for $0.18, subject to adjustment. Series A Warrants expire five (5) years from the August 8 and August 23, 2006 dates of issuance and the Series B Warrants expire two years from the August 2006 dates of issuance. Each Series C Warrant allows its holder to purchase one share of common stock for $0.50, subject to adjustment. The Series C Warrants expire five (5) years from the September 30, 2006 date of issuance. In the event that our registration statement is not effective, as required by the registration rights agreement between the Company and VOMF, holders would also be permitted to exercise the warrants through a cashless exercise. using the formula considering the number of shares of Common Stock to be issued to the holder, the number of shares of Common Stock purchasable upon exercise of the Warrant, the exercise price of the Warrant and the closing bid price of our Common Stock. The exercise price of the Warrants and the number of shares of Common Stock purchasable upon exercise of the Warrants are subject to adjustment upon the occurrence of certain events including recapitalization of our Common Stock, dividends payable in our Common Stock, and the issuance of rights to purchase additional shares of our Common Stock or other securities convertible into additional shares of Common Stock. The Warrants provide that the Company shall not effect the exercise of any Series A, B or C Warrants, and Warrant holder shall have the right to exercise Warrants, if, after giving effect to such exercise, such Warrant holder would beneficially own more than 9.99% of the then outstanding shares of our Common Stock. Notwithstanding the foregoing, the Warrant holder may, by a sixty-0ne day notice, request that we waive this 9.9% limitation with regard to any or all shares of Common Stock issuable upon conversion of the Series A and/or Series B Preferred Stock, in which event the 9.9% restriction shall be waived with respect to those shares of Common Stock subject to the waiver notice.

(9) Concentration of Credit Risk

Financial instruments that potentially subject the Companies to credit risk are primarily accounts receivable – trade and notes receivable. The Company grants credit to customers throughout the United States. Generally, the Companies do not require collateral or other security to support customer receivables. Hammonds Fuel Additives (HFA)had one customer that represented more than 10% of its total sales. Hammonds Water Treatment Systems (HWT) had one customer that represented more than 10% of its total sales.

Customer A	HFA	12%
Customer A	HWT	58%

(10) Income Taxes

The following table sets forth a reconciliation of the statutory federal income tax for the year December 31, 2006. The loss before taxes was $2,446,563 in 2006 and $1,194,652 in 2005.

	December 31, 2006	December 31, 2005
Income tax benefit computed at statutory rate for	$(831,831)	$(406,182)
Permanent differences - non deductible expenses		84,600
Increase in valuation allowance	831,831	321,582
Tax benefit	$-	$-

The Company will not file a consolidated income tax return.

Deferred Income Taxes

The tax effects of the temporary differences between financial statement income and taxable income are recognized as deferred tax asset and liability as of December 31, 2006 is set below.

		December 31, 2006
Deferred tax assets:	$
Net operating loss - current period		742,825
Total deferred tax asset		742,825
Valuation allowance		(742,825)
Net deferred asset		$-

		December 31, 2006
Deferred tax liability:	$
Fixed asset temporary difference		138,775
Intangible asset temporary difference		364,425
Net deferred tax liability		$503,200

The Company's parent has various net operating loss carryforwards in excess of $13,000,000 which expire in 2026. The loss is limited under Internal Revenue Code Section 382.

(11) Segment Information

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

Consolidated revenues from external customers, operating income/(losses), and identifiable assets were as follows:

	December 31
	2006	2005
Revenues:
Hammonds Technical Services	$3,180,163	$2,583,887
Hammonds Fuel Additives	1,222,506	811,264
Hammonds Water Treatment	2,064,724	-
	$6,467,393	$3,395,151
Cost of Sales:
Hammonds Technical Services	$2,682,317	$1,878,500
Hammonds Fuel Additives	804,356	518,450
Hammonds Water Treatment	1,849,856	-
	$5,336,529	$2,396,950
Loss from operations:
Hammonds Technical Services	$(2,286,217)	$(1,076,259)
Hammonds Fuel Additives	31,499	(10,888)
Hammonds Water Treatment	112,209	-
Corporate	(38,283)	(19,125)
	$(2,180,792)	$(1,106,272)
Identifiable assets:
Hammonds Technical Services	$8,969,439	$2,193,207
Hammonds Fuel Additives	374,313	3,138,302
Hammonds Water Treatment	590,861	-
Corporate	449,784	418,258
	$10,384,397	$5,749,767

(12) Commitments

Hammonds leases its 106,000 square foot manufacturing and office facility from a third party under an operating lease which expires in October 2016. Future minimum lease payments under the operating lease are as follows:

Year December 31,	Amount
2007	$420,000
2008	420,000
2009	420,000
2010	420,000
2011	420,000
Thereafter	2,100,000
$4,200,000

Lease expenses for the years ended December 2006 and 2005, were $290,400 and $132,701, respectively.

(13) Related Party Transactions and Economic Dependence

The Company has been and continues to be dependent upon the funding from its parent, American International Industries, Inc. At December 31, 2006, the Company owed the parent $1,931,056.

(14) Subsequent Events

In the first quarter of 2007, our parent company settled claims with two parties associated with the acquisition of Hammonds. Our parent company paid $300,000 to pay off a short term note payable plus interest and acquire an option to purchase all the party’s shares of AMIN’s common stock. The other party’s dividend shares were relinquished and returned to our parent. The settlement of these lawsuits will not significantly effect the income of the Company.

Subsequent to December 31, 2006, and in connection with the agreement of VOMF to exercise up to 4,000,000 Series C Warrants in March 2007, the Company reduced the exercise price from $0.50 per share to $0.18 per share through December 31, 2007, following which the exercise price reverts to $0.50 per share. On March 27, 2007, VOMF exercised 3,970,400 Series C Warrants at a price of $0.18 per share with gross proceeds of $714,672 to the Company.