Form 10QSB
period 2007-03-31
Hammonds Industries, Inc.
filed 2007-05-15
CIK 1300524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_______________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-50912

HAMMONDS INDUSTRIES, INC.
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

At March 31, 2007, the Registrant had 40,105,400 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three-month periods ended March 31, 2007 and 2006 are attached to this quarterly report.

Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION Back to Table of Contents

As used in this Quarterly Report, the terms "we", "us", "our" and the "Company" means Hammonds Industries, Inc., formerly International American Technologies, Inc., a Nevada corporation, and its subsidiaries, Hammonds Technical Services, Inc., Hammonds Fuel Services, Inc. and Hammonds Water Treatment Systems, Inc. (collectively, "Hammonds"). To the extent that we make any forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward-looking statements. Our forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Generally, forward-looking statements include phrases with words such as "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

Organization, Principal Activities and Basis of Presentation

Hammonds Industries, Inc., formerly International American Technologies, Inc., a Nevada corporation, is publicly traded under the symbol "HMDI" on the NASD Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The NASDAQ Stock Market. The Company was incorporated on August 18, 1986 and is a 40.7% owned subsidiary of its parent, American International Industries, Inc., also publicly traded under the symbol "AMIN" on the NASD Bulletin Board. the Company is consolidated with its parent, American International Industries, because its parent exercises the right to elect two of the three board of directors and because the parent controls the Company’s financing.

On February 28, 2005, the Company acquired 51% of the capital stock of Hammonds Technical Services, Inc., a privately-owned Texas corporation, in consideration for the Company or its parent, American International Industries, Inc., providing: (i) $998,300 in cash to Hammonds for working capital; (ii) a secured revolving long-term line of credit in the amount of $2,000,000; and (iii) the Registrant's parent, American International Industries, Inc., issuing 145,000 restricted shares of common stock to the Registrant in consideration for a $1,450,000 promissory note. These restricted shares were exchanged for two minority equity interests in Hammonds owned by third parties, which minority interests were canceled. Pursuant to the Agreement, which closed on April 28, 2005, Hammonds became a majority-owned subsidiary of the Registrant. In 2006, Hammonds Technical Services was separated into three separate entities, Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc.

On August 1, 2006, the Company acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. from Carl L. Hammonds, Hammonds founder and CEO, in consideration for the issuance of 16,000,000 restricted shares of the Company’s common stock based upon a value of $0.25 per share. The additional cost of $4,000,000 has been allocated to patents, trademarks, and Hammonds’ sole source contract for its additive injection system and is being amortized in a manner equivalent to the amortization used on the intangible assets acquired in the initial purchase of 51% of Hammonds.

In August 2006, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement with Vision Opportunity Fund Limited, an institutional investor ("VOMF"), pursuant to which the Company sold to VOMF 833,333 shares of a newly authorized series A convertible preferred stock ("Series A Preferred Stock") for consideration of $1,500,000 or $1.80 per share, and issued 8,333,333 Series A and Series B Warrants exercisable at $0.18 per share. In September 2006 the Company sold to VOMF 833,333 shares of series B convertible preferred stock ("Series B Preferred Stock") for the same consideration and issued 8,333,333 Series C Warrants exercisable at $0.50 per share. Each share of Series A and Series B Preferred Stock is convertible into ten shares of the Company’s common stock. See "Liquidity and Capital Resources" below regarding VOMF’s exercise of Series C Warrants in March 2007.

Revenues and expenses of Hammonds are included in the Company’s consolidated statements of operations from May 1, 2005 through the period ended March 31, 2007. The condensed consolidated balance sheets, statements of operations and comprehensive income, and cash flow included herein are unaudited, except for the condensed consolidated balance sheet as of December 31, 2006. The unaudited financial statements include, in the opinion of management, all the adjustments, consisting only of the normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The unaudited financial statements included herein have been prepared in accordance with the rules of the Securities and Exchange Commission for Form 10QSB and accordingly do not include all footnote disclosures that would normally be included in financial statements prepared in accordance with generally accepted accounting principles, although the Company believes that the disclosures presented are adequate to make the information presented not misleading.

The nature of the Company’s business is such that the results of interim periods are not necessarily indicative of results that may be expected for any future interim period or for a full year.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006.

The following is derived from, and should be read in conjunction with, our unaudited condensed consolidated financial statements, and related notes, as of and for the three months ended March 31, 2007 and 2006.

Revenues. Hammonds revenues for the three months ended March 31, 2007 were $1,619,399, compared to $1,325,169 for the three months ended March 31, 2006, representing an increase of $294,230. The increase in revenues was due to an increase in revenues from Hammonds Water Treatment by $367,871, or 126%, as a result of increased demand for its water treatment products. In addition, during the three month period ended March 31, 2007, Hammonds projected backlog of orders has increased to approximately $8,000,000, representing a substantial increase from 2006.

Cost of Sales. Cost of sales for the three months ended March 31, 2007 was $1,465,241, compared to $1,041,113 for the same period of the prior year. The increase was primarily associated with the increased revenues for Hammonds Water Treatment.

Selling and Administrative. Selling and administrative expenses increased to $864,719 for the three months ended March 31, 2007, from $653,303 for the three months ended March 31, 2006. The increase was primarily due to increased sales and marketing expenses associated Hammonds new line of omni direction utility vehicles (ODVs), the on-going sales and marketing efforts associated with all of its product lines, and the increase in amortization costs of the patents and trademarks.

Loss from Operations. Our loss from operations, excluding interest expense and income, for the three month period ended March 31, 2007, was $710,561 compared to a loss of $369,247 for the same period of the prior year.

Other Income (Expense). Other expense increased to $135,306 for the three month period ended March 31, 2007, from $78,727 for the three month period ended March 31, 2006. The increase was primarily due to added interest expense due to the increase in the size of working capital loans.

Net Income (Loss). Net Loss increased to $845,867 for the three month period ended March 31, 2007, compared to a net loss of $447,974 for the three month period ended March 31, 2006. The increase in net loss is primarily attributable to costs associated with Hammonds’ introduction of its new line of ODVs.

Hammonds recently purchased $240,000 in capital equipment, including a CNC controlled plasma steel cutting system, a state-of-the-art painting facility, multiple material handling cranes throughout the production area, an automated production saw and a new mill for the machine shop. In addition to tools, Hammonds installed new compressed air systems and expanded plant lighting and power distribution to support additional welding and assembly stations. New production flow testing stands and hydrostatic test stations will be installed by the end of May 2007 and, when operational, the new equipment will significantly increase production capability and efficiency. In addition, Hammonds is implementing manufacturing and cost saving procedures in order to generate increased revenues with greater cost efficiencies.

Liquidity and Capital Resources

At March 31, 2007 and December 31, 2006, we had total assets of $10,482,882 and $10,384,397, respectively. We had current liabilities at March 31, 2007 and December 31, 2006 of $1,611,035 and $1,627,734, respectively. Our accumulated deficit at March 31, 2007 and December 31, 2006 was $4,714,022 and $3,823,155, respectively. We had positive working capital of $1,952,038 at March 31, 2007, compared to $1,754,559 at December 31, 2006.

Net cash used in operations was $493,912 during the three months ended March 31, 2007, compared to $447,267 for the same period of the prior year. The cash used was derived primarily from the net loss of $845,867 and an increase in inventories of $272,344, offset by a decrease in accounts receivable of $271,574, an increase in accounts payable of $98,196, depreciation and amortization of $204,176, and an unrealized loss on trading securities of $40,781.

Net cash used in investing activities was $87,396 during the three month period ended March 31, 2007, compared to cash provided of $571,581 for the same period of the prior year. The cash used was from an increase of $90,271 in amounts due to our parent, American International Industries, Inc., offset by purchases of an option to buy American International Industries, Inc. stock for $100,000 as part of a lawsuit settlement, property and equipment of $79,991, and patents and trademarks of $4,840.

At March 31, 2007, we had net cash provided from financing activities of $755,884 compared to net cash used in financing activities of $149,906 at March 31, 2006. The net cash provided by financing activities was mainly due to net proceeds from issuance of 3,970,400 shares of common stock upon the exercise by VOMF of Series C Warrants at an exercise price of $0.18 per share resulting in gross proceeds of $714,672 and net proceeds of $694,672, and proceeds from long-term borrowings of $243,247, offset by payments on debt of $182,035.

We believe that the net proceeds from our August and September 2006 private financing transactions, including the March 2007 exercise of Series C Warrants, together with anticipated positive cash flow from operations starting in mid-2007, funding provided under our bank line-of-credit and funding available from our parent, that we will have adequate funding to execute our planned expansion of our manufacturing capacity and our sales and marketing efforts to meet our increasing orders in each of Hammonds' product lines. We believe that we have sufficient cash to implement our growth plan. The Company plans to use funds, if any, generated from the exercise of Series A, C or C Warrants for our working capital.

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2007, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

During the first quarter of 2007, the Company settled two lawsuits with two former minority shareholders of Hammonds as follows: (i) the payment of $300,000 to one shareholder in payment of $200,000 principal and interest on a note payable and $100,000 for an option to purchase from such person a total of 104,398 shares of common stock of American International Industries, the parent, at $5.00 per share; and (ii) the other shareholder returned 8,800 shares of the parent’s common stock. The Registrant's officers and directors are not aware of any threatened or pending litigation to which the Registrant is a party or which any of its property is the subject and which would have any material, adverse effect on the Registrant.

ITEM 2. CHANGES IN SECURITIES Back to Table of Contents

In connection with VOMF’s agreement to exercise of Series C Warrants in March 2007, the Company reduced the exercise price from $0.50 per share to $0.18 per share through December 31, 2007, following which the exercise price reverts to $0.50 per share. On March 27, 2007, the Company issued 3,970,400 restricted shares to VOMF upon its exercise of Series C Warrants at a price of $0.18 per share. The net proceeds of $694,672 were used for working capital.

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
Exhibit No.	Description
31.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K During the Period Covered by this Report: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ GARY D. WOERZ

CEO and CFO

Dated: May 14, 2007

Financial Statements Back to Table of Contents

Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets - March 31, 2007 and December 31, 2006 (Audited)	7
Unaudited Condensed Consolidated Statement of Operations - Three months ended March 31, 2007 and 2006	8
Unaudited Condensed Consolidated Statement of Cash Flows - Three months ended March 31, 2007 and 2006	9
Notes to Unaudited Financial Statements	10

HAMMONDS INDUSTRIES, INC.
Consolidated Balance Sheets Back to Table of Contents
March 31, 2007 December 31, 2006

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)

Assets
Current assets:
Cash	$571,081	$396,505
Trading securities	59,219	-
Accounts receivable, net	1,056,641	1,328,215
Current portion of notes receivable	222,255	229,418
Inventories, net	1,581,956	1,309,612
Prepaid expenses and other assets	71,921	118,543
Total current assets	3,563,073	3,382,293

Long-term notes receivable, less current portions	160,892	160,892
Property and equipment, net	824,452	782,032
Intangible assets, net	5,877,105	6,038,870
Other assets	57,360	20,310
Total assets	$10,482,882	$10,384,397
Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$1,477,027	$1,333,831
Short-term note payable	100,512	276,410
Current installments of long-term debt	33,496	17,493
Total current liabilities	1,611,035	1,627,734

Long-term debt, less current installments	2,685,158	2,464,050
Due to American International Industries, Inc.	2,021,327	1,931,056
Deferred tax liability	503,200	503,200
Total liabilities	6,820,720	6,526,040

Stockholders' equity (deficiency):
Preferred stock, $0.001par value, authorized 5,000,000 shares:
1,666,666 issued and outstanding	167	167
Common stock, $0.0001 par value, authorized 195,000,000 shares:
40,105,400 shares issued and outstanding at March 31, 2007, and
36,135,000 shares issued and outstanding at December 31, 2006	4,011	3,614
Additional paid-in capital	8,372,006	7,677,731
Accumulated deficit	(4,714,022)	(3,823,155)
Total stockholders' equity (deficit)	3,662,162	3,858,357
Total liabilities and stockholders' equity (deficit)	$10,482,882	$10,384,397

See accompanying notes to consolidated financial statements.

HAMMONDS INDUSTRIES, INC.
Consolidated Statements of Operations Back to Table of Contents
For three three months ended March 31, 2007 and 2006

	Three Months	Three Months
	ended	ended
	March 31, 2007	March 31, 2006

Revenues	$1,619,399	$1,325,169
Costs and expenses:
Cost of sales	1,465,241	1,041,113
Selling, general and administrative	864,719	653,303
Total operating expenses	2,329,960	1,694,416

Operating loss	(710,561)	(369,247)

Other income (expenses):
Interest income	6,276	3,780
Interest expense	(100,987)	(50,607)
Unrealized loss on trading securities	(40,781)	-
Other income (expense)	186	(31,900)
Total other expenses	(135,306)	(78,727)

Net loss before income tax	(845,867)	(447,974)
Provision for income tax	-	-
Net loss from operations before minority interest	(845,867)	(447,974)
Net loss	(845,867)	(447,974)
Preferred dividends	(45,000)	-
Net loss applicable to common shareholders	$(890,867)	$(447,974)

Net loss per common share - basic	$(0.02)	$(0.02)

Weighted average common shares - basic	36,307,626	20,135,000

See accompanying notes to consolidated financial statements

Hammonds Industries, Inc.
Consolidated Statements of Cash Flows Back to Table of Contents
Three months ended March 31, 2007 and 2006

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006

Cash flows from operating activities:
Net loss	$(845,867)	$(447,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	37,571	103,563
Amortization of intangibles	166,605	-
Unrealized loss on trading securities	40,781	-
(Increase) decrease of operating assets:
Accounts receivable	271,574	(159,642)
Inventories	(272,344)	(198,875)
Prepaid expenses and other current assets	46,622	(29,400)
Other	(37,050)	(300)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	98,196	285,361
Net cash used in operating activities	(493,912)	(447,267)

Cash flows from investing activities:
Patents and trademarks	(4,840)	-
Purchase of property and equipment	(79,991)	(70,865)
Purchase of option to buy American International Industries, Inc. stock	(100,000)	-
Notes receivable	7,164	7,229
Amount due to American International Industries, Inc.	90,271	635,217
Net cash provided by (used in) investing activities	(87,396)	571,581

Cash flows from financing activities:
Proceeds from issuance of common stock	694,672	-
Proceeds from long-term borrowing	243,247	-
Principal payment of short-term borrowings	(175,899)	-
Principal payments of long-term borrowings	(6,136)	(149,906)
Net cash provided by (used in) financing activities	755,884	(149,906)

Net increase (decrease) in cash	174,576	(25,592)
Cash and cash equivalents at beginning of year	396,505	61,875
Cash and cash equivalents at end of period	$571,081	$36,283

Supplemental schedule of cash flow information:
Interest paid	$100,987	$50,607

See accompanying notes to consolidated financial statements

HAMMONDS INDUSTRIES, INC.
Notes to Consolidated Financial Statements
Back to Table of Contents
March 31, 2007

(1) Summary of Significant Accounting Policies

Organization, Ownership and Business

Hammonds Industries, Inc., f/k/a International American Technologies, Inc. (the "Company"), was a public shell company with no operations in 2004. The Company is a 40.7% owned subsidiary of American International Industries, Inc.

In 2005, the Company acquired, through its parent company, 51% of the capital stock of Hammonds Technical Services, Inc. On August 1, 2006, the Company acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. in consideration for the issuance of 16,000,000 restricted shares of common stock, valued at a price of $.25 a share, the price of the common stock at the date of the transaction. As a result of this transaction, the Company owns 100% of each of the Hammonds subsidiaries.

On August 8, 2006 the Company entered into a stock purchase agreement with Vision Opportunity Fund Limited ("VOMF"), an institutional investor, pursuant to which the Company sold 833,333 shares of series A convertible preferred stock for $1,500,000 and issued a series A warrant exercisable for a period of 5years to purchase 8,333,333 shares at $0.18 per share and a series B warrant exercisable for 2 years to purchase an additional 8,333,333 shares at $0.18 per share.

On September 29, 2006 the Company entered into a stock purchase agreement with VOMF pursuant to which the Company sold 833,333 shares of series B convertible preferred stock for $1,500,000 and issued a series C warrant C exercisable for 5 years to purchase 8,333,333 shares at $0.50 per share.

Each share of series A and series B convertible preferred stock is convertible at 10 shares of common stock.

In connection with the agreement of VOMF to exercise up to 4,000,000 Series C Warrants in March 2007, the Company reduced the exercise price from $0.50 per share to $0.18 per share through December 31, 2007, following which the exercise price reverts to $0.50 per share. On March 27, 2007, VOMF exercised 3,970,400 Series C Warrants at a price of $0.18 per share with net proceeds of $694,672 to the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Hammond Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. In accordance with FIN 46(r), American International Industries, Inc., our parent, consolidates Hammonds even though its ownership is less than 51%, because the parent exercises its right to occupy two of the three board of director seats. Since the Company is incurring losses and there is no minority interest, the parent recognizes 100% of the Company’s losses. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Property, Plant, Equipment, Depreciation, Amortization and Long Lived Assets

Long-lived assets include:

Property, Plant and equipment – Assets acquired in the normal course of business are recorded at original cost and may be adjusted for any additional significant improvements after purchase. We depreciate the cost evenly over the assets’ estimated useful lives. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant the Company gain or loss being recognized as a component of other income or expense. As required by SFAS No. 141, has recorded the acquisition of Hammonds using the purchase method of accounting with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition date. For more information on the acquisition of Hammonds, see note 2.

Identifiable intangible assets – These assets are recorded at acquisition cost. Intangible assets with finite lives are amortized evenly over their estimated useful lives.

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

In 2006 and 2007, the Financial Accounting Standards Board issued the following:

- SFAS No. 155: Accounting for Certain Hybrid Financial Instrument
- SFAS No. 156: Accounting for Servicing of Financial Assets
- SFAS No. 157: Fair Value Measurements
- SFAS No. 158: Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans
- SFAS No. 159: The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115
- FIN No. 48: Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109

Management has reviewed these new standards and believes that they have no impact on the financial statements of the Company at this time; however, they may apply in the future.

(2) Acquisition

On February 28, 2005, the Company acquired 51% of the capital stock of Hammonds Technical Services, Inc., a privately-owned Texas corporation, in consideration for the Company or its parent, American International Industries, Inc., providing: (i) $998,300 in cash to Hammonds for working capital; (ii) a secured revolving long-term line of credit in the amount of $2,000,000; and (iii) the Registrant's parent, American International Industries, Inc., issuing 145,000 restricted shares of common stock to the Registrant in consideration for a $1,450,000 promissory note. The value of the stock at $10.00 per share was guaranteed. These restricted shares were exchanged for two minority equity interests in Hammonds owned by third parties, which minority interests were canceled. The total purchase price to acquire the 51% in Hammonds was $2,455,700 representing cash payments of $825,000, 145,000 shares of the parent’s restricted common stock valued at $1,450,000 and the assumption of a note payable to one of the former shareholders in the amount of $173,300 and liabilities in excess of assets in the amount of $7,400. Pursuant to the Agreement, which closed on April 28, 2005, Hammonds became a majority-owned subsidiary of the Registrant. In 2006, Hammonds Technical Services was separated into three separate entities, Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc.

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

A summary of the intangible assets acquired is included in note 6.

(3) Trading Securities

In February 2007, the Company paid $100,000 for an option to buy 104,398 shares of American International Industries, Inc. stock for $5.00 per share from a former Hammonds minority shareholder as part of a lawsuit settlement. The Company estimated the fair value of this stock option at March 31, 2007, by using the Black-Scholes option-pricing model with the following weighted-average assumptions as follows:

March 31, 2007
Dividend yield	0.00%
Expected volatility	38.68%
Risk free interest	6.25%
Expected life	11 months

As a result, this option has been revalued at $59,219, and the unrealized loss of $40,781 has been recorded in other income (expense) in March 2007.

(4) Inventory

Inventory at March 31, 2007 consisted of the following:

	March 31, 2007	December 31, 2006
Finished goods	$105,054	$106,000
Work in process	100,680	40,680
Parts and materials	1,545,736	1,332,446
	1,751,470	1,479,126
Less: Obsolescence reserve	(169,514)	(169,514)
	$1,581,956	$1,309,612

(5) Long-term Notes Receivable

Long-term notes receivable at March 31, 2007 consisted of the following:

	March 31, 2007	December 31, 2006
Sale of former subsidiary, Marald, Inc., principal and interest due monthly through June 5, 2012	183,147	190,310
Sale of former subsidiary, Marald, Inc., principal due October 5, 2007	200,000	200,000
Notes receivable	383,147	390,310
Less current portion	222,255	229,418
Notes receivable, less current portion	$160,892	$160,892

(6) Property and Equipment

A summary of property and equipment and related accumulated depreciation and amortization are as follows:

	March 31, 2007	December 31, 2006
Machinery and equipment	$943,525	$894,533
Leasehold improvements	127,795	96,796
Total property and equipment	1,071,320	991,329
Less: Accumulated depreciation and amortization	(246,868)	(209,297)
Net property and equipment	$824,452	$782,032

(7) Intangible Assets

Intangible assets at March 31, 2007 consisted of the following:

	As of March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$4,473,620	$563,170	12 years
Trademarks	1,149,199	134,763	10 years
Sole Source Contract	1,144,039	191,820	7 years
Patents, Trademarks, and Sole Source Contracts	$6,766,858	$889,753	11 years

Intangible assets at December 31, 2006 consisted of the following:

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$4,468,780	$466,154	12 years
Trademarks	1,149,199	106,033	10 years
Sole Source Contract	1,144,039	150,961	7 years
Patents, Trademarks, and Sole Source Contracts	$6,762,018	$723,148	11 years

Aggregate Amortization Expense
For year ending December 31, 2007	$654,906
For year ending December 31, 2008	$638,979
For year ending December 31, 2009	$638,979
For year ending December 31, 2010	$638,979
For year ending December 31, 2011	$638,979

The Company’s patents, trademarks, and sole source contract for the additive injection system resulted from the April 28, 2005 acquisition of 51% of Hammonds Technical Services and from the August 1, 2006 acquisition of the 49% minority interest of the Hammonds Companies.

The following table contains a summary of the intangible assets acquired from the acquisition of Hammonds Technical Services on April 28, 2005:

	As of March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$1,806,387	$414,187	12 years
Trademarks	465,199	89,163	10 years
Sole Source Contract	464,039	127,058	7 years
Patents, Trademarks, and Sole Source Contracts	$2,735,625	$630,408	11 years

On August 1, 2006, the Company acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. in consideration for the issuance of 16,000,000 restricted shares of common stock at a price of $0.25 a share. The additional cost of $4,000,000 has been allocated to patents, trademarks, and sole source contract for the additive injection system and is being amortized in a manner equivalent to the amortization used on the intangible assets acquired in the initial purchase of 51% of the company. Additionally, the Company acquired patents totaling $26,393 in 2006 and 4,840 during the quarter ended March 31, 2007. The following table contains a summary of the intangible assets acquired in 2006 and during the quarter ended March 31, 2007:

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$2,667,233	$148,983	12 years
Trademarks	684,000	45,600	10 years
Sole Source Contract	680,000	64,762	7 years
Patents, Trademarks, and Sole Source Contracts	$4,031,233	$259,345	11 years

 (8) Short-term Notes Payable To Banks

	March 31, 2007	December 31, 2006
Note payable with interest at 10.75%, interest payments due quarterly, with a principal balance due on December 10, 2007	$90,459	$90,459
Note payable to former owner of equity interest in Hammonds payable on July 20, 2005 with accrued interest at prime plus 4%	-	173,300
Other notes with various terms	10,053	12,651
	$100,512	$276,410

(9) Long-term Debt

Long-term debt consisted of the following:

	March 31, 2007	December 31, 2006
Note payable to a bank, interest due monthly at prime plus 1%, principal payment due August 26, 2008, secured by assets of the Company's subsidiary	$1,992,189	$1,992,189

Note payable to a bank, due in monthly installments of interest only at prime plus 1%, with a principal balance due on August 26, 2008	400,000	400,000

Note payable to a bank, with interest at 9.25%, due in monthly installments of principal and interest of $4,050 through February 26, 2012, secured by assets of the Company’s subsidiary	241,193	-

Note payable to a bank, due in monthly installments of principal and interest of $2,119.65 through April 3, 2011	85,272	89,354
	2,718,654	2,481,543
Less current portion	(33,496)	(17,493)
	$2,685,158	$2,464,050

Principal repayment provisions of long-term debt are as follows at March 31, 2007:

2007	$33,496
2008	2,440,820
2009	53,450
2010	58,725
2011	46,938
2012	85,225
Total	$2,718,654

(10) Preferred Stock

In August and September 2006, the Company sold to VOMF 833,333 shares of Series A Preferred Stock and 833,333 shares of Series B Preferred Stock, respectively. In connection with the sale of the series a convertible preferred stock, the Company issued VOMF: (i) Series A Warrants to purchase an additional 8,333,333 shares at $.18 per share, expiring in August 2011; and (ii) Series B Warrants to purchase an additional 8,333,333 shares at $0.18 per share, expiring in August 2008.

Each share of Series A and Series B Preferred Stock is convertible into ten shares of the Company's common stock. The Company received net proceeds of approximately $2,728,000 from the sale of Series A and Series B Preferred Stock and will receive gross proceeds of $5,180,466 if all of the Series A and B Warrants and the remaining 4,362,922 Series C Warrants are exercised by VOMF.

The Company has made no allocation to recognize the values of the Series A, B, and C warrants. The entire proceeds have been allocated to Series A and Series B Preferred Stock. The fair value of the warrants cannot be reasonably estimated separately from the value of the shares of preferred stock.

American International Industries’ ownership interest in the Company will decrease if and when VOMF converts its Series A and Series B Preferred Stock and/or exercises warrants issued in the VOMF August and September 2006 private financing transactions into shares of common stock.

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

(11) Concentration of Credit Risk

Financial instruments that potentially subject the Companies to credit risk are primarily accounts receivable – trade and notes receivable. The Company grants credit to customers throughout the United States. Generally, the Companies do not require collateral or other security to support customer receivables. Hammonds Technical Services (HTS), Hammonds Fuel Additives (HFA), and Hammonds Water Treatment Systems (HWT) each had one customer that represented more than 10% of its total sales.

Customer A	HTS	12%
Customer A	HFA	15%
Customer A	HWT	81%

(12) Income Taxes

The following table sets forth a reconciliation of the statutory federal income tax for the quarters ended March 31, 2006 and March 31, 2007. The loss before taxes was $447,974 in 2006 and $845,867 in 2007.

	March 31, 2007	March 31, 2006
Income tax benefit computed at statutory rate for	$(287,595)	$(152,311)
Permanent differences - non deductible expenses	-	-
Increase in valuation allowance	287,595	152,311
Tax benefit	$-	$-

The Company will not file a consolidated income tax return.

Deferred Income Taxes

The tax effects of the temporary differences between financial statement income and taxable income are recognized as deferred tax asset and liability as of March 31, 2007 is set below.

		March 31, 2007
Deferred tax assets:	$
Net operating loss - current period		255,960
Total deferred tax asset		255,960
Valuation allowance		(255,960)
Net deferred asset		$-

		March 31, 2006
Deferred tax liability:	$
Fixed asset temporary difference		138,775
Intangible asset temporary difference		364,425
Net deferred tax liability		$503,200

The Company's parent has various net operating loss carryforwards in excess of $13,000,000 which expire in 2026. The loss is limited under Internal Revenue Code Section 382.

(13) Segment Information

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

Consolidated revenues from external customers, operating income/(losses), and identifiable assets were as follows:

	March 31,
	2007	2006
Revenues:
Hammonds Technical Services	$650,483	$696,795
Hammonds Fuel Additives	309,008	336,337
Hammonds Water Treatment	659,908	292,037
	$1,619,399	$1,325,169
Cost of Sales:
Hammonds Technical Services	$660,818	$564,711
Hammonds Fuel Additives	200,098	236,150
Hammonds Water Treatment	604,325	240,252
	$1,465,241	$1,041,113
Loss from operations:
Hammonds Technical Services	$(761,401)	$(409,176)
Hammonds Fuel Additives	40,162	(5,951)
Hammonds Water Treatment	20,298	51,629
Corporate	(9,620)	(5,749)
	$(710,561)	$(369,247)
Identifiable assets:
Hammonds Technical Services	$8,591,060	$5,207,539
Hammonds Fuel Additives	335,746	389,679
Hammonds Water Treatment	476,191	135,470
Corporate	1,079,885	339,777
	$10,482,882	$6,072,465

(14) Commitments

Hammonds leases its 106,000 square foot manufacturing and office facility from a third party under an operating lease which expires in October 2016. Future minimum lease payments under the operating lease are as follows:

Year December 31,	Amount
2007	$420,000
2008	420,000
2009	420,000
2010	420,000
2011	420,000
Thereafter	2,100,000
$4,200,000

(15) Related Party Transactions and Economic Dependence

The Company has been and continues to be dependent upon the funding from its parent, American International Industries, Inc. At March 31, 2007, the Company owed the parent $2,021,327.