Form 10QSB
period 2007-06-30
Hammonds Industries, Inc.
filed 2007-08-13
CIK 1300524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_______________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

At June 30, 2007, the Registrant had 40,205,400 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets - June 30, 2007 and December 31, 2006 (Audited)	7
Unaudited Condensed Consolidated Statement of Operations - Three and six months ended June 30, 2007 and 2006	8
Unaudited Condensed Consolidated Statement of Cash Flows - Six months ended June 30, 2007 and 2006	9
Notes to Unaudited Financial Statements

HAMMONDS INDUSTRIES, INC.
Consolidated Balance Sheets Back to Table of Contents
June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006
	(Unaudited)	(Restated)(Audited)

Assets
Current assets:
Cash	$205,883	$396,505
Trading securities	25,490	-
Accounts receivable, net	1,339,272	1,328,215
Current portion of notes receivable	217,381	229,418
Inventories, net	1,440,570	1,309,612
Prepaid expenses and other assets	84,968	118,543
Total current assets	3,313,564	3,382,293

Long-term notes receivable, less current portions	158,477	160,892
Property and equipment, net	893,813	782,032
Intangible assets, net	5,710,460	6,038,870
Other assets	48,605	20,310
Total assets	$10,124,919	$10,384,397
Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$1,466,067	$1,333,831
Short-term note payable	95,314	276,410
Current installments of long-term debt	25,218	17,493
Total current liabilities	1,586,599	1,627,734

Long-term debt, less current installments	2,721,169	2,464,050
Due to American International Industries, Inc.	2,099,827	1,931,056
Deferred tax liability	503,200	503,200
Total liabilities	6,910,795	6,526,040

Stockholders' equity (deficiency):
Preferred stock, $0.001par value, authorized 5,000,000 shares:
1,666,666 issued and outstanding	167	167
Additional paid-in capital - preferred stock	1,290,731	1,290,731
Additional paid-in capital - beneficial conversion	1,290,898	1,290,898
Additional paid-in capital - warrants	1,153,556	1,419,222
Common stock, $0.0001 par value, authorized 195,000,000 shares:
40,205,400 shares issued and outstanding at June 30, 2007, and
36,135,000 shares issued and outstanding at December 31, 2006	4,021	3,614
Additional paid - in capital	5,967,709	4,967,778
Accumulated deficit	(6,492,958)	(5,114,053)
Total stockholders' equity (deficit)	3,214,124	3,858,357
Total liabilities and stockholders' equity (deficit)	$10,124,919	$10,384,397

See accompanying notes to consolidated financial statements.

HAMMONDS INDUSTRIES, INC.
Consolidated Statements of Operations Back to Table of Contents
For three and six months ended June 30, 2007 and 2006
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenues	$2,417,776	$1,835,659	$4,037,175	$3,160,828
Costs and expenses:
Cost of sales	1,867,448	1,215,672	3,332,690	2,256,785
Selling, general and administrative	968,899	778,192	1,833,617	1,463,395
Total operating expenses	2,836,347	1,993,864	5,166,307	3,720,180

Operating loss	(418,571)	(158,205)	(1,129,132)	(559,352)

Other income (expenses):
Interest income	6,175	3,660	12,450	7,440
Interest expense	(147,377)	(30,347)	(248,364)	(80,954)
Unrealized loss on trading securities	(33,730)	-	(74,510)	-
Other income (expense)	40	-	226	-
Total other expenses	(174,892)	(26,687)	(310,198)	(73,514)

Net loss before income tax	(593,463)	(184,892)	(1,439,330)	(632,866)
Provision for income tax	-	-	-	-
Net loss from operations before minority interest	(593,463)	(184,892)	(1,439,330)	(632,866)
Net loss	(593,463)	(184,892)	(1,439,330)	(632,866)
Preferred dividends	105,425	-	60,425	-
Net loss applicable to common shareholders	$(488,038)	$(184,892)	$(1,378,905)	$(632,866)

Net loss per common share - basic	$(0.01)	$(0.01)	$(0.04)	$(0.03)

Weighted average common shares - basic	40,093,765	20,135,000	38,234,934	20,135,000

See accompanying notes to consolidated financial statements

Hammonds Industries, Inc.
Consolidated Statements of Cash Flows Back to Table of Contents
Six months ended June 30, 2007 and 2006
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006

Cash flows from operating activities:
Net loss	$(1,439,330)	$(632,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	79,203	71,649
Amortization of intangibles	333,250	123,258
Unrealized loss on trading securities	74,510	-
Stock based compensation	40,000	-
(Increase) decrease of operating assets:
Accounts receivable	(11,057)	(297,745)
Inventories	(130,958)	(368,034)
Prepaid expenses and other current assets	33,575	(44,918)
Other	(28,295)	625
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	192,661	49,174
Net cash used in operating activities	(856,441)	(1,098,857)

Cash flows from investing activities:
Patents and trademarks	(4,840)	(25,193)
Purchase of property and equipment	(190,984)	(13,738)
Purchase of option to buy American International Industries, Inc. stock	(100,000)	-
Notes receivable	14,453	13,478
Amount due to American International Industries, Inc.	168,771	390,446
Net cash provided by (used in) investing activities	(112,600)	364,993

Cash flows from financing activities:
Proceeds from issuance of common stock	694,672	-
Proceeds from short-term borrowing	-	137,974
Proceeds from long-term borrowing	284,551	642,969
Principal payment of short-term borrowings	(181,096)	-
Principal payments of long-term borrowings	(19,708)	-
Net cash provided by financing activities	778,419	780,943

Net increase (decrease) in cash	(190,622)	47,079
Cash and cash equivalents at beginning of year	396,505	61,875
Cash and cash equivalents at end of period	$205,883	$108,954

Supplemental schedule of cash flow information:
Interest paid	$248,364	$80,954

See accompanying notes to consolidated financial statements

HAMMONDS INDUSTRIES, INC.
Notes to Consolidated Financial Statements
Back to Table of Contents
June 30, 2007

(1) Summary of Significant Accounting Policies

Organization, Ownership and Business

Hammonds Industries, Inc., f/k/a International American Technologies, Inc. (the "Company"), is a 40.6% owned subsidiary of American International Industries, Inc.

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

On August 8, 2006 the Company entered into a stock purchase agreement with Vision Opportunity Fund Limited ("VOMF"), an institutional investor, pursuant to which the Company sold 833,333 shares of series A convertible preferred stock for $1,500,000 and issued a series A warrant exercisable for a period of 5 years to purchase 8,333,333 shares at $0.18 per share and a series B warrant exercisable for 2 years to purchase an additional 8,333,333 shares at $0.18 per share.

On September 29, 2006 the Company entered into a stock purchase agreement with VOMF pursuant to which the Company sold 833,333 shares of series B convertible preferred stock for $1,500,000 and issued a series C warrant exercisable for 5 years to purchase 8,333,333 shares at $0.50 per share.

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

Property, Plant, Equipment, Depreciation, Amortization and Long Lived Assets

Long-lived assets include:

Property, Plant and equipment – Assets acquired in the normal course of business are recorded at original cost and may be adjusted for any additional significant improvements after purchase. We depreciate the cost evenly over the assets’ estimated useful lives. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant the Company’s gain or loss being recognized as a component of other income or expense. As required by SFAS No. 141, has recorded the acquisition of Hammonds using the purchase method of accounting with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition date. For more information on the acquisition of Hammonds, see note 2.

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

New Standards Implemented

In May 2005, the Financial Accounting Standards Board ( "FASB" ) issued Statement of Financial Accounting Standard ( "SFAS" ) No. 154, Accounting Changes and Error Corrections . SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes , and SFAS No. 3, Reporting Accounting Changes in Internal Financial Statements , and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 1, 2006. Any impact on the Company’s consolidated results of operations and earnings per share will be dependent on the amount of any accounting changes or corrections of errors whenever recognized.

In 2006 and 2007, the Financial Accounting Standards Board issued the following:

- SFAS No. 155 : Accounting for Certain Hybrid Financial Instrument
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

Prior to the acquisition, Hammonds was two separate legal entities, Hammonds Technical Services, Inc. and Hammonds Fuel Additives, Inc. (collectively "Hammonds" ) manufacturers engineered products and chemicals that serve multiple segments of the fuels distribution, water treatment and utility vehicle industries. Hammonds products are marketed by a worldwide network of distributors, manufacturers representatives and original equipment manufacturers. On February 28, 2005, Hammond Fuels Additives, Inc. was merged into Hammonds Technical Services, Inc.

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

A summary of the intangible assets acquired is included in note 7.

(3) Trading Securities

In February 2007, the Company paid $100,000 for an option to buy 104,398 shares of American International Industries, Inc. stock for $5.00 per share from a former Hammonds minority shareholder as part of a lawsuit settlement. The Company estimated the fair value of this stock option at June 30, 2007, by using the Black-Scholes option-pricing model with the following weighted-average assumptions as follows:

June 30, 2007
Dividend yield	0.00%
Expected volatility	26.42%
Risk free interest	6.25%
Expected life	8 months

As a result, this option has been revalued at $25,490, and the unrealized loss of $74,510 has been recorded in other income (expense) through June 2007.

(4) Inventory

Inventory at June 30, 2007 consisted of the following:

	June 30, 2007	December 31, 2006
Finished goods	$138,235	$106,000
Work in process	40,875	40,680
Parts and materials	1,430,974	1,332,446
	1,610,084	1,479,126
Less: Obsolescence reserve	(169,514)	(169,514)
	$1,440,570	$1,309,612

(5) Long-term Notes Receivable

Long-term notes receivable at June 30, 2007 consisted of the following:

	June 30, 2007	December 31, 2006
Sale of former subsidiary, Marald, Inc., principal and interest due monthly through June 5, 2012	175,858	190,310
Sale of former subsidiary, Marald, Inc., principal due October 5, 2007	200,000	200,000
Notes receivable	375,858	390,310
Less current portion	217,381	229,418
Notes receivable, less current portion	$158,477	$160,892

(6) Property and Equipment

A summary of property and equipment and related accumulated depreciation and amortization are as follows:

	June 30, 2007	December 31, 2006
Machinery and equipment	$1,054,280	$894,533
Leasehold improvements	128,033	96,796
Total property and equipment	1,182,313	991,329
Less: Accumulated depreciation and amortization	(288,500)	(209,297)
Net property and equipment	$893,813	$782,032

(7) Intangible Assets

Intangible assets at June 30, 2007 consisted of the following:

	As of June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$4,473,620	$660,227	12 years
Trademarks	1,149,199	163,493	10 years
Sole Source Contract	1,144,039	232,678	7 years
Patents, Trademarks, and Sole Source Contracts	$6,766,858	$1,056,398	11 years

Intangible assets at December 31, 2006 consisted of the following:

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$4,468,780	$466,154	12 years
Trademarks	1,149,199	106,033	10 years
Sole Source Contract	1,144,039	150,961	7 years
Patents, Trademarks, and Sole Source Contracts	$6,762,018	$723,148	11 years

Aggregate Amortization Expense
For year ending December 31, 2007	$654,906
For year ending December 31, 2008	$638,979
For year ending December 31, 2009	$638,979
For year ending December 31, 2010	$638,979
For year ending December 31, 2011	$638,979

The Company’s patents, trademarks, and sole source contract for the additive injection system resulted from the April 28, 2005 acquisition of 51% of Hammonds Technical Services and from the August 1, 2006 acquisition of the 49% minority interest of the Hammonds Companies.

The following table contains a summary of the intangible assets acquired from the acquisition of Hammonds Technical Services on April 28, 2005:

	As of June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$1,806,387	$455,546	12 years
Trademarks	465,199	100,793	10 years
Sole Source Contract	464,039	143,631	7 years
Patents, Trademarks, and Sole Source Contracts	$2,735,625	$699,970	11 years

On August 1, 2006, the Company acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. in consideration for the issuance of 16,000,000 restricted shares of common stock at a price of $0.25 a share. The additional cost of $4,000,000 has been allocated to patents, trademarks, and sole source contract for the additive injection system and is being amortized in a manner equivalent to the amortization used on the intangible assets acquired in the initial purchase of 51% of the company. Additionally, the Company acquired patents totaling $26,393 in 2006 and 4,840 during in 2007. The following table contains a summary of the intangible assets acquired in 2006 and 2007:

	As of June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$2,667,233	$204,681	12 years
Trademarks	684,000	62,700	10 years
Sole Source Contract	680,000	89,047	7 years
Patents, Trademarks, and Sole Source Contracts	$4,031,233	$356,428	11 years

 (8) Short-term Notes Payable To Banks

	June 30, 2007	December 31, 2006
Note payable with interest at 10.75%, interest payments due quarterly, with a principal balance due on December 10, 2007	$90,459	$90,459
Note payable to former owner of equity interest in Hammonds payable on July 20, 2005 with accrued interest at prime plus 4%	-	173,300
Other notes with various terms	4,855	12,651
	$95,314	$276,410

(9) Long-term Debt

Long-term debt consisted of the following:

	June 30, 2007	December 31, 2006
Note payable to a bank, interest due monthly at prime plus 1%, principal payment due August 26, 2008, secured by assets of the Company's subsidiary	$1,992,189	$1,992,189

Note payable to a bank, due in monthly installments of interest only at prime plus 1%, with a principal balance due on August 26, 2008	400,000	400,000

Note payable to a bank, with interest at 9.25%, due in monthly installments of principal and interest of $4,054.12 through February 26, 2012, secured by assets of the Company’s subsidiary	234,306	-

Note payable to a bank, with interest at 8.25%, due in monthly installments of principal and interest of $842.44 through April 7, 2012, secured by assets of the Company’s subsidiary	40,184

Note payable to a bank, due in monthly installments of principal and interest of $2,119.65 through April 3, 2011	79,708	89,354
	2,746,387	2,481,543
Less current portion	(25,218)	(17,493)
	$2,721,169	$2,464,050

Principal repayment provisions of long-term debt are as follows at June 30, 2007:

2007	$25,218
2008	2,448,289
2009	61,559
2010	67,529
2011	56,812
2012	86,980
Total	$2,746,387

(10) Preferred Stock

The Company entered into preferred stock agreements with VOMF, described below, with the strategic objectives to raise working capital funds, bring in outside investors, and provide liquidity for the Company’s common shares.

In August and September 2006, the Company sold to VOMF 833,333 shares of Series A Preferred Stock and 833,333 shares of Series B Preferred Stock, respectively. In connection with the sale of the Series A convertible preferred stock, the Company issued VOMF: (i) Series A Warrants to purchase an additional 8,333,333 shares at $0.18 per share, expiring in August 2011; and (ii) Series B Warrants to purchase an additional 8,333,333 shares at $0.18 per share, expiring in August 2007. In connection with the sale of the Series B convertible preferred stock, the Company issued VOMF: (i) Series C Warrants to purchase an additional 8,333,333 shares at $0.50 per share, expiring on September 29, 2011; and (ii) we agreed to extend the expiration dates on the Series B Warrants issued in the August 2006 Private Financing Transactions from August 2007 to August 2008.

Each share of Series A and Series B Preferred Stock is convertible into ten shares of the Company's common stock. The Company received net proceeds of approximately $2,710,120 from the sale of Series A and Series B Preferred Stock and will receive gross proceeds of $5,180,466 if all of the Series A and B Warrants and the remaining 4,362,922 Series C Warrants are exercised by VOMF.

American International Industries’ ownership interest in the Company will decrease if and when VOMF converts its Series A and Series B Preferred Stock and/or exercises warrants issued in the VOMF August and September 2006 private financing transactions into shares of common stock.

The Company reviewed the following accounting standards to determine the appropriate accounting for these issuances:

- SFAS No. 133: Accounting for Derivative Instruments and Hedging Activities
- SFAS No. 150: Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity
- EITF 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock
- EITF 98-5: Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios
- EITF 00-27: Application of Issue No. 98-5 to Certain Convertible Instruments
- EITF Topic D-98: Classification and Measurement of Redeemable Securities
- ASR No. 268: Redeemable Preferred Stocks

We concluded that all components of these issuances should be classified as equity, because the only way for the value of the conversion feature and the fair value of the warrants to be realized is through the issuance of shares. The Company has sufficient authorized and unissued shares available to settle the contracts after considering all other commitments that may require the issuance of stock.

The proceeds for these issuances are required to be allocated based on the relative fair values of the securities issued. We valued the warrants using the Black-Scholes model, using the following assumptions:

	Stock Price on Date of Issuance	Volatility	Risk-Free Interest Rate
Warrants A – Aug. 8, 2006	$0.25	102.4%	6.25%
Warrants B – Aug. 8, 2006	$0.25	102.4%	6.25%
Warrants A – Aug. 23, 2006	$0.44	106.4%	6.25%
Warrants B – Aug. 23, 2006	$0.44	106.4%	6.25%
Warrants B – Sept. 30, 2006	$0.40	104.45%	6.25%
Warrants B – Sept. 30, 2006	$0.40	104.45%	6.25%
Warrants C – Sept. 30, 2006	$0.40	104.45%	6.25%

Volatility was determined using 26 observations of the closing stock price over the prior year.

The Black-Scholes model assumes an active trading market for the underlying security. It does not price in the impact of potential large trades for a thinly traded stock. Since the Company’s common stock is thinly traded, realization of the resulting fair value of the warrants that this model yields is unlikely, due to the large number of shares involved. Other financial models would yield different values, but are less accessible and costly to produce.

The proceeds from the preferred share issuances have been allocated based on the relative fair values of the securities issued as follows:

	Exercise Price / Term	Fair Value	Allocation of Proceeds
Preferred A – Aug. 8, 2006	10 to 1	$1,388,888.75	$387,499.34
Warrants A – Aug. 8, 2006	$0.18 / 5 years	$1,139,517.82	$317,924.97
Warrants B – Aug. 8, 2006	$0.18 / 1 year	$ 709,497.05	$197,949.36
Totals		$3,237,903.62	$903,373.67

	Exercise Price / Term	Fair Value	Allocation of Proceeds
Preferred A – Aug. 23, 2006	10 to 1	$1,222,222.32	$176,643.37
Warrants A – Aug. 23, 2006	$0.18 / 5 years	$1,076,403.58	$155,568.71
Warrants B – Aug. 23, 2006	$0.18 / 1 year	$ 826,663.96	$119,474.75
Totals		$3,125,289.86	$451,686.83

	Exercise Price / Term	Fair Value	Allocation of Proceeds
Preferred B – Sept. 30, 2006	10 to 1	$3,333,333.20	$ 726,755.40
Warrants B – Sept. 30, 2006	$0.18 / 1 year	($2,118,000.19)	($461,780.44)
Warrants B – Sept. 30, 2006	$0.18 / 2 years	$2,442,305.00	$ 532,487.52
Warrants C – Sept. 30, 2006	$0.50 / 5 years	$2,557,476.70	$ 557,598.02
Totals		$6,215,114.71	$1,355,060.50

As part of the Preferred B issuance, the Warrants B with an expiration term of 1 year, which were issued with the Preferred A stock, were cancelled and Warrants B with an expiration term of 2 years were issued. The Company accounted for the change in expiration terms as part of the Preferred B issuance because we regard the consideration given for this issuance to include the change in expiration terms.

The Company has determined that a beneficial conversion feature exists. Based on our review of the "Emerging Issues Task Force" EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the amount of proceeds allocated to the Series A and Series B Convertible Preferred Stock should be assigned to the embedded conversion feature with a corresponding amount recorded as a "deemed dividend" to the preferred shareholders. This is based on paragraph 6 of EITF 98-5, which states that "the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument."

We allocated the following amounts to the embedded conversion feature and recorded a deemed dividend to the preferred shareholders:

Preferred A – August 8, 2006	$ 387,499.34
Preferred A – August 23, 2006	$ 176,643.37
Preferred B – September 30, 2006	$ 726,755.40
Total deemed dividend	$1,290,898.11

In connection with the agreement of VOMF to exercise up to 4,000,000 Series C Warrants in March 2007, the Company reduced the exercise price from $0.50 per share to $0.18 per share through December 31, 2007, following which the exercise price reverts to $0.50 per share. On March 27, 2007, VOMF exercised 3,970,400 Series C Warrants at a price of $0.18 per share with gross proceeds of $714,672 to the Company. This modification to the initial agreement requires a comparison of the fair values of the warrants immediately before and after the modification. As a result of this comparison, we have calculated a fair value reduction of $193,559.56 for this modification. Since no additional value was given to the holders of these warrants, no expense has been recognized for the change in exercise price.

We valued the warrants using the Black-Scholes model, using the following assumptions:

	Stock Price on Date of Reduction	Volatility	Risk-Free Interest Rate
Warrants C – March 19, 2007	$0.35	105.33%	6.25%

The Black-Scholes model yielded the following valuations for the warrants

	Exercise Price / Term	Fair Value
Warrants C – March 19, 2007	$0.50 / 4.53 years	$1,018,320.96
Warrants C – March 19, 2007	$0.18 / .79 year	($824,761.40)
Fair value reduction		$193,559.56

On July 25, 2007, the Company entered into an agreement whereby VOMF waived the preferred cash dividends accrued through June 30, 2007, totaling $150,425. This adjustment is recorded in the June 30, 2007 financial statements presented in this report. Additionally, VOMF agreed that future accrued dividends may be paid, at the Company’s option, in cash or in restricted shares of Common Stock. The number of shares of Common Stock to be issued as payment of accrued and unpaid dividends shall be determined by dividing (i) the total amount of accrued and unpaid dividends to be converted into Common Stock by (ii) eighty percent (80%) of the average of the VWAP for the twenty (20) Trading Days immediately preceding the dividend payment date. The term "VWAP" means, for any date, (i) the daily volume weighted average price of the Common Stock for such date on the OTC Bulletin Board as reported by Bloomberg Financial L.P. (based on a trading day from 9:30 a.m. Eastern Time to 4:02 p.m. Eastern Time); (ii) if the Common Stock is not then listed or quoted on the OTC Bulletin Board and if prices for the Common Stock are then reported in the "Pink Sheets" published by the Pink Sheets, LLC (or a similar organization or agency succeeding to its functions of reporting prices), the most recent bid price per share of the Common Stock so reported; or (iii) in all other cases, the fair market value of a share of Common Stock as determined by an independent appraiser selected in good faith by the Investor and reasonably acceptable to the Company.

The material terms of these issuances are disclosed in the following paragraphs.

Series A Convertible Preferred Stock . The principal terms of the Series A Preferred Stock are as follows:
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

Series B Convertible Preferred Stock . The principal terms of the Series B Preferred Stock are identical to those of the Series A Preferred Stock except that the dividends on the Series B Preferred Stock shall be at the rate of 4% per annum.

(11) Concentration of Credit Risk

Financial instruments that potentially subject the Companies to credit risk are primarily accounts receivable – trade and notes receivable. The Company grants credit to customers throughout the United States. Generally, the Companies do not require collateral or other security to support customer receivables. During the six months ended June 30, 2007, Hammonds Technical Services (HTS) had two customers that represented more than 10% of its total sales. Hammonds Fuel Additives (HFA), and Hammonds Water Treatment Systems (HWT) each had one customer that represented more than 10% of its total sales.

Customer A	HTS	29%
Customer B	HTS	12%
Customer A	HFA	15%
Customer A	HWT	77%

(12) Income Taxes

The following table sets forth a reconciliation of the statutory federal income tax for the quarters and six months ended June 30, 2006 and June 30, 2007.

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Loss before taxes	$(593,463)	$(184,892)	$(1,439,330)	$(632,866)

Income tax benefit computed at statutory rate	$(201,777)	$(62,863)	$(489,372)	$(215,174)
Permanent differences - non deductible expenses	-	-
Increase in valuation allowance	201,777	62,863	489,372	215,174
Tax benefit	$-	$-	$-	$-

The Company will not file a consolidated income tax return.

Deferred Income Taxes

The tax effects of the temporary differences between financial statement income and taxable income are recognized as deferred tax asset and liability as of June 30, 2007 is set below.

		June 30, 2007
Deferred tax assets:	$
Net operating loss - current period		255,960
Total deferred tax asset		255,960
Valuation allowance		(255,960)
Net deferred asset		$-

		June 30, 2007
Deferred tax liability:	$
Fixed asset temporary difference		138,775
Intangible asset temporary difference		364,425
Net deferred tax liability		$503,200

The Company's parent has various net operating loss carryforwards in excess of $13,000,000 which expire in 2026. The loss is limited under Internal Revenue Code Section 382.

(13) Segment Information

The Company has three reportable segments: Hammonds Technical Services, Hammonds Fuel Additives, and Hammonds Water Treatment Systems (collectively "Hammonds" ). Hammonds manufactures engineered products and chemicals that serve multiple segments of the fuels distribution, water treatment and utility vehicle industries. Hammonds products are marketed by a worldwide network of distributors, manufacturers representatives and original equipment manufacturers. The corporate overhead includes the Company's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.

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

Consolidated revenues from external customers, operating income/(losses), and identifiable assets were as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Hammonds Technical Services	$1,325,929	$1,055,101	$1,976,412	$1,751,896
Hammonds Fuel Additives	234,414	263,025	543,422	599,362
Hammonds Water Treatment	857,433	517,533	1,517,341	809,570
	$2,417,776	$1,835,659	$4,037,175	$3,160,828
Cost of Sales:
Hammonds Technical Services	$940,927	$583,503	$1,601,746	$1,148,214
Hammonds Fuel Additives	139,830	147,313	339,928	383,463
Hammonds Water Treatment	786,691	484,856	1,391,016	725,108
	$1,867,448	$1,215,672	$3,332,690	$2,256,785

Loss from operations:
Hammonds Technical Services	$(350,128)	$(198,815)	$(1,111,529)	$(639,891)
Hammonds Fuel Additives	23,786	19,775	63,948	13,824
Hammonds Water Treatment	29,123	32,631	49,421	84,260
Corporate	(121,352)	(11,796)	(130,972)	(17,545)
	$(418,571)	$(158,205)	$(1,129,132)	$(559,352)
Identifiable assets:
Hammonds Technical Services			$8,683,945	$2,590,870
Hammonds Fuel Additives			296,752	2,345,927
Hammonds Water Treatment			677,774	608,090
Corporate			466,448	799,238
			$10,124,919	$6,344,125

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
$4,200,000

(15) Related Party Transactions and Economic Dependence

The Company has been and continues to be dependent upon the funding from its parent, American International Industries, Inc. At June 30, 2007, the Company owed the parent $2,099,827. On June 1, 2007, the Company issued 100,000 shares of restricted stock valued of $40,000 as a sign on bonus to Sherry L. Couturier, the Company’s new Chief Financial Officer.

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

Organization, Principal Activities and Basis of Presentation

Hammonds Industries, Inc., formerly International American Technologies, Inc., a Nevada corporation, is publicly traded under the symbol "HMDI" on the NASD Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The NASDAQ Stock Market. The Company was incorporated on August 18, 1986 and is a 40.6% owned subsidiary of its parent, American International Industries, Inc., also publicly traded under the symbol "AMIN" on the NASD Bulletin Board. the Company is consolidated with its parent, American International Industries, because its parent exercises the right to elect two of the three board of directors and because the parent controls the Company’s financing.

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

Revenues and expenses of Hammonds are included in the Company’s consolidated statements of operations from May 1, 2005 through the period ended June 30, 2007. The condensed consolidated balance sheets, statements of operations and comprehensive income, and cash flow included herein are unaudited, except for the condensed consolidated balance sheet as of December 31, 2006. The unaudited financial statements include, in the opinion of management, all the adjustments, consisting only of the normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The unaudited financial statements included herein have been prepared in accordance with the rules of the Securities and Exchange Commission for Form 10QSB and accordingly do not include all footnote disclosures that would normally be included in financial statements prepared in accordance with generally accepted accounting principles, although the Company believes that the disclosures presented are adequate to make the information presented not misleading.

The nature of the Company’s business is such that the results of interim periods are not necessarily indicative of results that may be expected for any future interim period or for a full year.

Results of Operations

Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006.

The following is derived from, and should be read in conjunction with, our unaudited condensed consolidated financial statements, and related notes, as of and for the three and six months ended June 30, 2007 and 2006.

Revenues . Hammonds’ revenues for the three months ended June 30, 2007 were $2,417,776, compared to $1,835,659 for the three months ended June 30, 2006, representing an increase of $582,117, or 32%. Revenues for the six months ended June 30, 2007 were $4,037,175, compared to $3,160,828 for the same period in 2006, representing an increase of $876,347, or 28%. The increase was due to higher demand for Hammonds Water Treatment products and sales of Hammonds Technical Services’ transport mounted injection systems. Hammonds projected backlog of orders at June 30, 2007 is $5,427,333.

Cost of Sales. Cost of sales for the three months ended June 30, 2007 was $1,867,448, compared to $1,215,672 for the same period of the prior year. Cost of sales for the six months ended June 30, 2007 was $3,332,690, compared to $2,256,785 for the same period of the prior year. The increase correlates with the increased revenues for water treatment products and transport mounted injection systems.

Selling and Administrative. Selling and administrative expenses increased to $968,899 for the three months ended June 30, 2007, from $778,192 for the three months ended June 30, 2006. Selling and administrative expenses were $1,833,617 for the six months ended June 30, 2007, compared to $1,463,395 for the six months ended June 30, 2006. The increase was primarily due to increased sales and marketing expenses associated with Hammonds’ new line of omni direction utility vehicles (ODVs), the on-going sales and marketing efforts associated with all of its product lines, and the increase in amortization costs of the patents and trademarks.

Loss from Operations. Loss from operations, excluding interest expense and income, for the three month period ended June 30, 2007, was $418,571 compared to a loss of $158,205 for the same period of the prior year. Loss from operations, excluding interest expense and income, for the six months ended June 30, 2007, was $1,129,132 compared to a loss of $559,352 for the six months ended June 30, 2006.

Other Income (Expense). Other expense increased to $174,892 for the three month period ended June 30, 2007, from $26,687 for the three month period ended June 30, 2006. Other expense increased to $310,198 for the six month period ended June 30, 2007, from $73,514 for the six month period ended June 30, 2006. The increase was primarily due to added interest expense due to the increase in the size of working capital loans.

Net Income (Loss). Net Loss increased to $593,463 for the three month period ended June 30, 2007, compared to a net loss of $184,892 for the three month period ended June 30, 2006. Net Loss increased to $1,439,330 for the six month period ended June 30, 2007, compared to a net loss of $632,866 for the six month period ended June 30, 2006. The increase in net loss is primarily attributable to costs associated with Hammonds’ introduction of its new line of ODVs.

Hammonds recently purchased capital equipment, including a CNC controlled plasma steel cutting system, a state-of-the-art painting facility, multiple material handling cranes throughout the production area, an automated production saw and a new mill for the machine shop. In addition to tools, Hammonds installed new compressed air systems, new production flow testing stands, hydrostatic test stations, and expanded plant lighting and power distribution to support additional welding and assembly stations. This new machinery will significantly increase production capability and efficiency. In addition, Hammonds is implementing manufacturing and cost saving procedures in order to generate increased revenues with greater cost efficiencies.

Liquidity and Capital Resources

At June 30, 2007 and December 31, 2006, we had total assets of $10,124,919 and $10,384,397, respectively. We had current liabilities at June 30, 2007 and December 31, 2006 of $1,586,599 and $1,627,734, respectively. We had positive working capital of $1,726,965 at June 30, 2007, compared to $1,754,559 at December 31, 2006.

Net cash used in operations was $856,441 during the six months ended June 30, 2007, compared to $1,098,857 for the same period of the prior year. The cash used was derived primarily from the net loss of $1,439,330 and an increase in inventories of $130,958, offset by depreciation and amortization of $412,453, an unrealized loss on trading securities of $74,510, and stock based compensation of $40,000.

Net cash used in investing activities was $112,600 during the six month period ended June 30, 2007, compared to cash provided of $364,993 for the same period of the prior year. The cash used was for purchases of property and equipment for $190,984 and an option to buy American International Industries, Inc. stock for $100,000 as part of a lawsuit settlement, offset by an increase of $168,771 in the amount due to our parent, American International Industries, Inc.

At June 30, 2007, we had net cash provided from financing activities of $778,419 compared to net cash provided from financing activities of $780,943 at June 30, 2006. The net cash provided by financing activities was mainly due to net proceeds from issuance of 3,970,400 shares of common stock upon the exercise by VOMF of Series C Warrants at an exercise price of $0.18 per share resulting in gross proceeds of $714,672 and net proceeds of $694,672, and proceeds from long-term borrowings of $284,551, offset by payments on debt of $200,804.

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

On July 25, 2007, the Company entered into an agreement whereby VOMF waived the preferred cash dividends accrued through June 30, 2007, totaling $150,425. This adjustment is recorded in the June 30, 2007 financial statements presented in this report. Additionally, VOMF agreed that future accrued dividends may be paid, at the Company’s option, in cash or in restricted shares of Common Stock. See note 10 to the Consolidated Financial Statements for additional information on the method of determining the number of shares to be issued.

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 31, 2007, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

On June 1, 2007, the Company issued 100,000 shares of restricted stock valued at $40,000 as a sign on bonus to Sherry L. Couturier, the Company’s new Chief Financial Officer. The Registrant believes that the issuances of these restricted shares was exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions.

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
Exhibit No.	Description
31.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K During the Period Covered by this Report: The Registrant filed a Form 8-K on May 18, 2007 with disclosure under Item 4.01 "Changes in Registrant.s Certifying Accountant", Item 5.02 "Departure of Director or Principal Officers; Election of Director; Appointment of Principal Officers" and Item 9.01 "Financial Statements and Exhibits".

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Daniel Dror
CEO

Dated: August 13, 2007

/s/ Sherry L. Couturier
CFO

Dated: August 13, 2007