Form 10QSB
period 2007-09-30
Hammonds Industries, Inc.
filed 2007-11-08
CIK 1300524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_______________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

At September 30, 2007, the Registrant had 42,605,400 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets - September 30, 2007 and December 31, 2006 (Audited)
Unaudited Condensed Consolidated Statement of Operations - Three and nine months ended September 30, 2007 and 2006
Unaudited Condensed Consolidated Statement of Cash Flows - Nine months ended September 30, 2007 and 2006
Notes to Unaudited Financial Statements

HAMMONDS INDUSTRIES, INC.
Consolidated Balance Sheets
September 30, 2007 and December 31, 2006

	September 30, 2007	December 31, 2006
	(Unaudited)	(Restated)(Audited)

Assets
Current assets:
Cash	$1,339,047	$396,505
Trading securities	143,916	-
Accounts receivable, net	1,699,307	1,328,215
Current portion of notes receivable	-	229,418
Inventories, net	1,737,376	1,309,612
Prepaid expenses and other assets	97,200	118,543
Total current assets	5,016,846	3,382,293

Long-term notes receivable, less current portions	-	160,892
Property and equipment, net	961,409	782,032
Intangible assets, net	5,584,219	6,038,870
Other assets	55,397	20,310
Total assets	$11,617,871	$10,384,397
Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$1,432,009	$1,333,831
Short-term note payable	92,887	276,410
Current installments of long-term debt	13,220	17,493
Total current liabilities	1,538,116	1,627,734

Long-term debt, less current installments	2,721,953	2,464,050
Due to American International Industries, Inc.	1,591,563	1,931,056
Deferred tax liability	503,200	503,200
Total liabilities	6,354,832	6,526,040

Stockholders' equity (deficiency):
Preferred stock, $0.001par value, authorized 5,000,000 shares:
3,769,626 issued and outstanding at September 30, 2007, and
1,666,666 issued and outstanding at December 31, 2006	377	167
Additional paid-in capital - preferred stock	4,811,573	1,290,731
Additional paid-in capital - beneficial conversion	3,272,060	1,290,898
Additional paid-in capital - warrants	-	1,419,222
Common stock, $0.0001 par value, authorized 195,000,000 shares:
42,605,400 shares issued and outstanding at September 30, 2007, and
36,135,000 shares issued and outstanding at December 31, 2006	4,261	3,614
Additional paid - in capital	6,480,969	4,967,778
Accumulated deficit	(9,306,201)	(5,114,053)
Total stockholders' equity	5,263,039	3,858,357
Total liabilities and stockholders' equity	$11,617,871	$10,384,397

See accompanying notes to consolidated financial statements.

HAMMONDS INDUSTRIES, INC.
Consolidated Statements of Operations
For three and nine months ended September 30, 2007 and 2006
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
		(restated)		(restated)

Revenues	$3,083,286	$1,527,863	$7,120,461	$4,688,692
Costs and expenses:
Cost of sales	2,075,445	1,321,205	5,402,135	3,577,990
Selling, general and administrative	1,427,085	952,917	3,266,702	2,416,312
Total operating expenses	3,502,530	2,274,122	8,668,837	5,994,302

Operating loss	(419,244)	(746,259)	(1,548,376)	(1,305,610)

Other income (expenses):
Finance expense for issuance of preferred stock	(386,334)	-	(386,334)	-
Interest income	4,001	3,764	16,452	11,204
Interest expense	(103,904)	(307,088)	(352,267)	(388,042)
Unrealized gain on trading securities	118,427	-	43,916	-
Other income (expense)	(27)	124,094	198	124,094
Total other expenses	(367,837)	(179,230)	(678,035)	(252,744)

Net loss before income tax	(787,081)	(925,489)	(2,226,411)	(1,558,354)
Provision for income tax	-	-		-
Net loss from operations before minority interest	(787,081)	(925,489)	(2,226,411	(1,558,354)
Net loss	(787,081)	(925,489)	(2,226,411)	(1,558,354)

Preferred dividends
Regular dividend	(45,000)	(20,000)	15,425	(20,000)
Deemed dividend	(1,981,162)	(1,290,898)	(1,981,162)	(1,290,898)
Net loss applicable to common shareholders	$(2,813,243)	$(2,236,387)	$(4,192,148)	$(2,869,252)

Net loss per common share - basic	$(0.07)	$(0.07)	$(0.11)	$(0.12)

Weighted average common shares - basic	41,189,639	30,743,696	39,230,659	23,710,092

See accompanying notes to consolidated financial statements

HAMMONDS INDUSTRIES, INC.
Consolidated Statements of Cash Flows
Nine months ended September 30, 2007 and 2006
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2006
		(restated)

Cash flows from operating activities:
Net loss	$(2,226,411)	$(1,558,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	123,821	76,031
Amortization of intangibles	495,369	307,469
Unrealized gain on trading securities	(43,916)	-
Stock based compensation	448,500	-
Finance expense for issuance of preferred stock	386,334	-
Management fee paid to American International Industries, Inc. with common stock	105,000	-
Miscellaneous write off	-	(22,684)
(Increase) decrease of operating assets:
Accounts receivable	(371,093)	(403,298)
Inventories	(427,764)	(539,813)
Prepaid expenses and other current assets	21,344	(56,740)
Other	(35,087)	17,795
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	113,602	(9,997)
Net cash used in operating activities	(1,410,301)	(2,189,591)

Cash flows from investing activities:
Costs of securing patents and trademarks	(40,718)	(25,193)
Purchase of property and equipment	(303,198)	(20,203)
Purchase of option to buy American International Industries, Inc. stock	(100,000)	-
Notes receivable	19,383	20,395
Amount due to American International Industries, Inc.	31,435	552,111
Net cash provided by (used in) investing activities	(393,098)	527,110

Cash flows from financing activities:
Proceeds from issuance of common stock	694,672	-
Proceeds from issuance of preferred stock	1,981,162	2,727,746
Proceeds from short-term borrowing	1,000,000	16,315
Proceeds from long-term borrowing	284,551	995,915
Principal payment of short-term borrowings	(1,183,523)	(22,198)
Principal payments of long-term borrowings	(30,921)	(1,739)
Net borrowings under line of credit	-	110
Net cash provided by financing activities	2,745,941	3,716,149

Net increase (decrease) in cash	942,542	2,053,668
Cash and cash equivalents at beginning of year	396,505	61,875
Cash and cash equivalents at end of period	$1,339,047	$2,115,543

Supplemental schedule of cash flow information:
Interest paid	$352,267	$388,042
Transfer of notes receivable to pay long-term note due to American International Industries, Inc.	$370,927	$
Issuance of note payable for office equipment	$-	$4,855

See accompanying notes to consolidated financial statements

HAMMONDS INDUSTRIES, INC.
Notes to Consolidated Financial Statements
September 30, 2007

(1) Summary of Significant Accounting Policies

Organization, Ownership and Business

Hammonds Industries, Inc., f/k/a International American Technologies, Inc. (the "Company"), is a 39.5% owned subsidiary of American International Industries, Inc.

In 2005, the Company acquired, through its parent company, 51% of the capital stock of Hammonds Technical Services, Inc. See Note 2 “Acquisition” below. On August 1, 2006, the Company acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. in consideration for the issuance of 16,000,000 restricted shares of common stock, valued at a price of $0.25 per share, the price of the Company's common stock at the date of the transaction. As a result of this transaction, the Company owns 100% of each of the Hammonds subsidiaries.

On August 8, 2006,  the Company entered into a stock purchase agreement with Vision Opportunity Fund Limited ("VOMF"), an institutional investor, pursuant to which the Company sold 833,333 shares of Series A Convertible Preferred Stock for $1,500,000 and issued a Series A Warrant exercisable for a period of 5 years to purchase 8,333,333 shares of the Company’s common stock at $0.18 per share and a Series B Warrant exercisable for a period of 2 years to purchase an additional 8,333,333 shares of the Company’s common stock at $0.18 per share.

On September 29, 2006, the Company entered into another stock purchase agreement with VOMF pursuant to which the Company sold 833,333 shares of Series B Convertible Preferred Stock for $1,500,000 and issued a Series C Warrant exercisable for a period of 5 years to purchase 8,333,333 shares of the Company’s common stock at $0.50 per share.

Each share of Series A and Series B convertible preferred stock is convertible into 10 shares of common stock.

In connection with the agreement of VOMF to exercise up to 4,000,000 Series C Warrants in March 2007, the Company reduced the exercise price of the Series C Warrants from $0.50 per share to $0.18 per share through December 31, 2007, following which the exercise price reverts to $0.50 per share. On March 27, 2007, VOMF exercised 3,970,400 Series C Warrants at a price of $0.18 per share with net proceeds of $694,672 to the Company.

On September 20, 2007, the Company entered into an agreement with VOMF pursuant to which the Company and VOMF agreed to the amendment of the Series A, B and C Warrants  to: (i) adjust the exercise price of all of  the Warrants to $0.10; and (ii)  provide for the issuance of a total of 2,102,960 shares of the Company's newly authorized Series C Convertible Preferred Stock in lieu of 21,029,599 shares of common stock. On September 21, 2007, VOMF delivered a notice of exercise of all 21,029,599 Series A, B and C Warrants at an exercise price of $0.10 per warrant from which the Company received  net proceeds of $981,162 and VOMF cancelled a short-term promissory note in the amount of $1,000,000, representing a loan made by VOMF to the Company on August 17, 2007.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Hammond Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. In accordance with FIN 46(r), American International Industries, Inc., our parent, consolidates Hammonds even though its ownership is less than 51%, because the parent exercises its right to occupy three of the four board of director seats. Since the Company is incurring losses and there is no minority interest, the parent recognizes 100% of the Company’s losses. All significant intercompany transactions and balances have been eliminated in consolidation.

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

2) Acquisition

On February 28, 2005, the Company acquired 51% of the capital stock of Hammonds Technical Services, Inc., a privately-owned Texas corporation, in consideration for the Company or its parent, American International Industries, Inc., providing: (i) $998,300 in cash to Hammonds for working capital; (ii) a secured revolving long-term line of credit in the amount of $2,000,000; and (iii)American International Industries, Inc. issuing 145,000 restricted shares of common stock to the Company in consideration for a $1,450,000 promissory note. The value of the stock at $10.00 per share was guaranteed. These restricted shares were exchanged for two minority equity interests in Hammonds owned by third parties, which minority interests were canceled. The total purchase price to acquire the 51% in Hammonds was $2,455,700 representing cash payments of $825,000, 145,000 shares of the parent’s restricted common stock valued at $1,450,000 and the assumption of a note payable to one of the former shareholders in the amount of $173,300 and liabilities in excess of assets in the amount of $7,400. Pursuant to the Agreement, which became effective on April 28, 2005, Hammonds became a majority-owned subsidiary of the Registrant. In 2006, Hammonds Technical Services was separated into three separate entities, Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc.

Prior to the acquisition, Hammonds was two separate legal entities, Hammonds Technical Services, Inc. and Hammonds Fuel Additives, Inc. (collectively "Hammonds" ). Hammonds manufactures engineered products and chemicals that serve multiple segments of the fuels distribution, water treatment and utility vehicle industries. Hammonds' products are marketed by a worldwide network of distributors, manufacturers' representatives and original equipment manufacturers. On February 28, 2005, Hammond Fuels Additives, Inc. was merged into Hammonds Technical Services, Inc.

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

(3) Trading Securities

In February 2007, the Company paid $100,000 for an option to buy 104,398 shares of American International Industries, Inc. stock for $5.00 per share from a former Hammonds' minority shareholder as part of a lawsuit settlement. American International Industries, Inc. paid a 20% dividend to its shareholders on September 19, 2007.  The terms of this option were adjusted to reflect the dividend, resulting in the option to buy 125,278 shares for $4.17 per share.  The Company estimated the fair value of this stock option at September 30, 2007, by using the Black-Scholes option-pricing model with the following weighted-average assumptions as follows:

September 30, 2007
Dividend yield	0.00%
Expected volatility	39.49%
Risk free interest	6.25%
Expected life	5 months

As a result, this option has been revalued at $143,916, and the unrealized gain of $43,916 has been recorded in other income (expense) through September 2007.

(4) Inventory

Inventory at September 30, 2007 consisted of the following:

	September 30, 2007	December 31, 2006
Finished goods	$154,584	$106,000
Work in process	430,165	40,680
Parts and materials	1,322,141	1,332,446
	1,906,890	1,479,126
Less: Obsolescence reserve	(169,514)	(169,514)
	$1,737,376	$1,309,612

(5) Long-term Notes Receivable

Long-term notes receivable at September 30, 2007 consisted of the following:

	September 30, 2007	December 31, 2006
Sale of former subsidiary, Marald, Inc., principal and interest due monthly through June 5, 2012	$-	$190,310
Sale of former subsidiary, Marald, Inc., principal due October 5, 2007	-	200,000
Notes receivable	-	390,310
Less current portion	-	229,418
Notes receivable, less current portion	$-	$160,892

During the third quarter of 2007, the Company transferred the above notes receivable as a partial payment for long-term debt due to its parent, American International Industries, Inc.

(6) Property and Equipment

A summary of property and equipment and related accumulated depreciation and amortization are as follows:

	September 30, 2007	December 31, 2006
Machinery and equipment	$1,138,496	$894,533
Leasehold improvements	156,031	96,796
Total property and equipment	1,294,527	991,329
Less: Accumulated depreciation and amortization	(333,118)	(209,297)
Net property and equipment	$961,409	$782,032

(7) Intangible Assets

Intangible assets at September 30, 2007 consisted of the following:

	As of September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$4,509,498	$752,757	12 years
Trademarks	1,149,199	192,223	10 years
Sole Source Contract	1,144,039	273,537	7 years
Patents, Trademarks, and Sole Source Contracts	$6,802,736	$1,218,517	11 years

Intangible assets at December 31, 2006 consisted of the following:

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$4,468,780	$466,154	12 years
Trademarks	1,149,199	106,033	10 years
Sole Source Contract	1,144,039	150,961	7 years
Patents, Trademarks, and Sole Source Contracts	$6,762,018	$723,148	11 years

Aggregate Amortization Expense:
For year ending December 31, 2007	$656,983
For year ending December 31, 2008	$642,567
For year ending December 31, 2009	$642,567
For year ending December 31, 2010	$642,567
For year ending December 31, 2011	$642,567

The Company’s patents, trademarks, and sole source contract for the additive injection system resulted from the April 28, 2005 acquisition of 51% of Hammonds Technical Services and from the August 1, 2006 acquisition of the 49% minority interest of the Hammonds Companies.

The following table contains a summary of the intangible assets acquired from the acquisition of Hammonds Technical Services on April 28, 2005:

	As of September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$1,806,387	$492,170	12 years
Trademarks	465,199	112,423	10 years
Sole Source Contract	464,039	160,204	7 years
Patents, Trademarks, and Sole Source Contracts	$2,735,625	$764,797	11 years

On August 1, 2006, the Company acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. owned by Carl Hammonds, in consideration for the issuance of 16,000,000 restricted shares of common stock at a price of $0.25 a share. The additional cost of $4,000,000 has been allocated to patents, trademarks, and sole source contract for the additive injection system and is being amortized in a manner equivalent to the amortization used on the intangible assets acquired in the initial purchase of 51% of Hammonds. Additionally, the Company incurred costs related to the securing of additional patents totaling $26,393 in 2006 and $40,718 during 2007. The following table contains a summary of the intangible assets acquired in 2006 and 2007:

	As of September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$2,703,111	$260,587	12 years
Trademarks	684,000	79,800	10 years
Sole Source Contract	680,000	113,333	7 years
Patents, Trademarks, and Sole Source Contracts	$4,067,111	$453,720	11 years

(8) Short-term Notes Payable To Banks

	September 30, 2007	December 31, 2006
Note payable with interest at 10.75%, interest payments due quarterly, with a principal balance due on December 10, 2007	$90,459	$90,459
Note payable to former owner of equity interest in Hammonds payable on July 20, 2005 with accrued interest at prime plus 4%	-	173,300
Other notes with various terms	4,855	12,651
	$95,314	$276,410

(9) Long-term Debt

	September 30, 2007	December 31, 2006
Note payable to a bank, interest due monthly at prime plus 1%, principal payment due August 26, 2008, secured by assets of the Company's subsidiary	$1,992,189	$1,992,189

Note payable to a bank, due in monthly installments of interest only at prime plus 1%, with a principal balance due on August 26, 2008	400,000	400,000

Note payable to a bank, with interest at 9.25%, due in monthly installments of principal and interest of $4,054.12 through February 26, 2012, secured by assets of the Company’s subsidiary	227,630	-

Note payable to a bank, with interest at 8.25%, due in monthly installments of principal and interest of $842.44 through April 7, 2012, secured by assets of the Company’s subsidiary	38,473	-

Note payable to a bank, due in monthly installments of principal and interest of $2,119.65 through April 3, 2011	76,881	89,354
	2,735,173	2,481,543
Less current portion	(13,220)	(17,493)
	$2,721,953	$2,464,050

Principal repayment provisions of long-term debt are as follows at September 30, 2007:

2007	$13,220
2008	2,448,217
2009	61,481
2010	67,444
2011	56,908
2012	87,903
Total	$2,735,173

(10) Preferred Stock

In August and September 2006, the Company sold to VOMF 833,333 shares of Series A Preferred Stock and 833,333 shares of Series B Preferred Stock, respectively (the “Private Financing Transactions”). In connection with the sale of the Series A Convertible Preferred Stock, the Company issued VOMF: (i) Series A Warrants to purchase 8,333,333 shares of common stock at $0.18 per share, expiring in August 2011; and (ii) Series B Warrants to purchase an additional 8,333,333 shares of common stock at $0.18 per share, expiring in August 2007. In connection with the sale of the Series B Convertible Preferred Stock, the Company issued VOMF: (i) Series C Warrants to purchase an additional 8,333,333 shares of common stock at $0.50 per share, expiring on September 29, 2011; and (ii) the Company agreed to extend the expiration dates on the Series B Warrants issued in the August 2006 Private Financing Transaction from August 2007 to August 2008.

Each share of Series A and Series B Convertible Preferred Stock is convertible into ten shares of the Company's common stock. The Company received net proceeds of approximately $2,710,120 from the sale of Series A and Series B Preferred Stock.

On September 20, 2007, the Company entered into an agreement with VOMF pursuant to which the Company and VOMF agreed to the amendment of the Series A, B and C Warrants to: (i) adjust the exercise price of all of the Warrants to $0.10; and (ii) provide for the issuance of a total of 2,102,960 shares of the Company's newly authorized Series C Convertible Preferred Stock in lieu of 21,029,599 shares of common stock. On September 21, 2007, VOMF delivered a notice of exercise of all 21,029,599 Series A, B and C Warrants at an exercise price of $0.10 per warrant from which the Company received net proceeds of $981,162 and VOMF cancelled a short-term promissory note in the amount of $1,000,000, representing a loan made by VOMF to the Company on August 17, 2007.

American International Industries’ ownership interest in the Company was 51% prior to the Private Financing Transactions with VOMF, which interest decreased  to 39.5% after VOMF’s exercise of all of the Series A, B and C Warrants,  The ownership interest will decrease further if and when VOMF converts its Series A,  B and C Convertible Preferred Stock.

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

The Black-Scholes model assumes an active trading market for the underlying security. It does not price in the impact of potential large trades for a thinly traded stock. Since the Company’s common stock is thinly traded, realization of the resulting fair value of the warrants that this model yields is unlikely, due to the large number of shares involved. Other financial models would yield different values, but are less accessible, more costly to produce, and, in the opinion of the Company, are not inherently more meaningful than the method utilized.

The proceeds from the preferred share issuances have been allocated based on the relative fair values of the securities issued as follows:

	Exercise Price / Term	Fair Value	Allocation of Proceeds
Preferred A – Aug. 8, 2006	10 to 1	$1,388,888.75	$387,499.34
Warrants A – Aug. 8, 2006	$0.18 / 5 years	1,139,517.82	317,924.97
Warrants B – Aug. 8, 2006	$0.18 / 1 year	709,497.05	197,949.36
Totals		$3,237,903.62	$903,373.67

	Exercise Price / Term	Fair Value	Allocation of Proceeds
Preferred A – Aug. 23, 2006	10 to 1	$1,222,222.32	$176,643.37
Warrants A – Aug. 23, 2006	$0.18 / 5 years	1,076,403.58	155,568.71
Warrants B – Aug. 23, 2006	$0.18 / 1 year	826,663.96	119,474.75
Totals		$3,125,289.86	$451,686.83

	Exercise Price / Term	Fair Value	Allocation of Proceeds
Preferred B – Sept. 30, 2006	10 to 1	$3,333,333.20	$726,755.40
Warrants B – Sept. 30, 2006	$0.18 / 1 year	(2,118,000.19)	(461,780.44)
Warrants B – Sept. 30, 2006	$0.18 / 2 years	2,442,305.00	532,487.52
Warrants C – Sept. 30, 2006	$0.50 / 5 years	2,557,476.70	557,598.02
Totals		$6,215,114.71	$1,355,060.50

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

We allocated the following amounts to the embedded conversion feature and recorded a deemed dividend to the preferred shareholders:

Preferred A – August 8, 2006	$387,499.34
Preferred A – August 23, 2006	176,643.37
Preferred B – September 30, 2006	726,755.40
Total deemed dividend	$1,290,898.11

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

We valued the warrants using the Black-Scholes model, using the following assumptions:

	Stock Price on Date of Reduction	Volatility	Risk-Free Interest Rate
Warrants C – March 19, 2007	$0.35	105.33%	6.25%

The Black-Scholes model yielded the following valuations for the warrants:

	Exercise Price / Term	Fair Value
Warrants C – March 19, 2007	$0.50 / 4.53 years	$1,018,320.96
Warrants C – March 19, 2007	$0.18 / .79 year	(824,761.40)
Fair value reduction		$193,559.56

On July 25, 2007, the Company and VOMF entered into an agreement pursuant to which VOMF waived the cash dividends of $150,425 on the Series A and Series B Convertible Preferred Stock accrued from August and September 2006, respectively, through September 30, 2007. This dividend waiver  is recorded in the September 30, 2007 financial statements presented in this report. Additionally, VOMF agreed that future accrued dividends may be paid, at the Company’s option, in cash or in restricted shares of the Company’s common stock. The number of shares of common stock to be issued as payment of accrued and unpaid dividends shall be determined by dividing (i) the total amount of accrued and unpaid dividends to be converted into common stock by (ii) eighty percent (80%) of the average of the VWAP for the twenty (20) Trading Days immediately preceding the dividend payment date. The term "VWAP" means, for any date, (i) the daily volume weighted average price of the common stock for such date on the OTC Bulletin Board as reported by Bloomberg Financial L.P. (based on a trading day from 9:30 a.m. Eastern Time to 4:02 p.m. Eastern Time); (ii) if the common stock is not then listed or quoted on the OTC Bulletin Board and if prices for the common stock are then reported in the "Pink Sheets" published by the Pink Sheets, LLC (or a similar organization or agency succeeding to its functions of reporting prices), the most recent bid price per share of the common stock so reported; or (iii) in all other cases, the fair market value of a share of common stock as determined by an independent appraiser selected in good faith by the Investor and reasonably acceptable to the Company.

The Company has determined that a beneficial conversion feature exists for the issuance of the Convertible Preferred C Stock, because the fair value of the issuance exceeded the proceeds by $10.6 million, based on a market price of $0.60 vs. the exercise price of $0.10 per share. Based on our review of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the amount of proceeds received for the Series C Convertible Preferred Stock should be assigned to the embedded conversion feature with a corresponding amount recorded as a "deemed dividend" to the preferred shareholders. This is based on paragraph 6 of EITF 98-5, which states that "the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument."  We allocated the proceeds of $1,981,162 to the embedded conversion feature and recorded a deemed dividend to the preferred shareholders.

The modification of the exercise price to $0.10 per share for the Warrants requires a comparison of the fair values of the warrants immediately before and after the modification. As a result of this comparison, we have calculated a fair value increase of $386,334 for this modification. Since additional value was given to the holders of these warrants, $386,334 has been recognized and recorded as finance expense in accordance with SFAS No. 123R, Share-Based Payment.

We valued the warrants using the Black-Scholes model, using the following assumptions:

	Stock Price on Date of Reduction	Volatility	Risk-Free Interest Rate
Warrants A, B, & C – September 20, 2007	$0.60	106.18%	6.25%

The Black-Scholes model yielded the following valuations for the warrants:

	Exercise Price / Term	Fair Value
Warrants A, B, & C – September 20, 2007	$0.10 / 0.03 years	$10,518,678
Warrants A, B, & C – September 20, 2007	Original Terms	10,132,344
Fair value reduction		$386,334

(11) Concentration of Credit Risk

Financial instruments that potentially subject the Companies to credit risk are primarily accounts receivable – trade and notes receivable. The Company grants credit to customers throughout the United States. Generally, the Companies do not require collateral or other security to support customer receivables. During the nine months ended September 30, 2007, Hammonds Water Treatment Systems (HWT) and Hammonds Technical Services (HTS) each had one customer that represented more than 10% of total sales.

Customer A	HWT	25%
Customer B	HTS	20%

(12) Income Taxes

The following table sets forth a reconciliation of the statutory federal income tax for the quarters and nine months ended September 30, 2006 and September 30, 2007.

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Loss before taxes	$(787,081)	$(925,489	$(2,226,411)	$(1,558,354)

Income tax benefit computed at statutory rate	$(267,608)	$(314,666	$(756,980)	$(529,840)
Increase in valuation allowance	267,608	314,666	756,980	529,840
Tax benefit	$-	$-	$-	$-

Deferred Income Taxes

The tax effects of the temporary differences between financial statement income and taxable income are recognized as deferred tax asset and liability as of September 30, 2007 is set below.

September 30, 2007
Deferred tax assets:
Net operating loss - current period	$1,981,506
Total deferred tax asset	1,981,506
Valuation allowance	(1,981,506)
Net deferred asset	$-

September 30, 2007
Deferred tax liability:
Fixed asset temporary difference	$138,775
Intangible asset temporary difference	364,425
Net deferred tax liability	$503,200

The Company's parent has various net operating loss carryforwards in excess of $9,300,000 which expire from 2024 to 2025. The loss is limited under Internal Revenue Code Section 382.

(13) Segment Information

The Company has three reportable segments: Hammonds Technical Services, Hammonds Fuel Additives, and Hammonds Water Treatment Systems (collectively "Hammonds" ). Hammonds manufactures engineered products and chemicals that serve multiple segments of the fuels distribution, water treatment and utility vehicle industries. Hammonds' products are marketed by a worldwide network of distributors, manufacturers' representatives and original equipment manufacturers. The corporate overhead includes the Company's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.

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

Consolidated revenues from external customers, operating income/(losses), and identifiable assets were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Hammonds Technical Services	$1,962,312	$591,696	$3,938,724	$2,343,592
Hammonds Fuel Additives	281,292	316,778	824,714	916,141
Hammonds Water Treatment	839,682	619,389	2,357,023	1,428,959
	$3,083,286	$1,527,863	$7,120,461	$4,688,692
Cost of Sales:
Hammonds Technical Services	$1,139,776	$526,772	$2,741,522	$1,674,986
Hammonds Fuel Additives	179,080	213,795	519,008	597,258
Hammonds Water Treatment	756,589	580,638	2,141,605	1,305,746
	$2,075,445	$1,321,205	$5,402,135	$3,577,990

Income (Loss) from operations:
Hammonds Technical Services	$8,275	$(610,953)	$(1,103,253)	$(1,250,844)
Hammonds Fuel Additives	43,229	(61,136)	107,177	(47,311)
Hammonds Water Treatment	38,807	(7,481)	88,228	76,780
Corporate	(509,555)	(66,689)	(640,528)	(84,235)
	$(419,244)	$(746,259)	$(1,548,376)	$(1,305,610)
Identifiable assets:
Hammonds Technical Services			$9,735,099	$5,044,077
Hammonds Fuel Additives			300,464	422,287
Hammonds Water Treatment			560,901	733,352
Corporate			1,021,407	6,232,130
			$11,617,871	$12,431,846

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
$4,200,000

(15) Related Party Transactions and Economic Dependence

The Company has been and continues to be dependent upon the funding from its parent, American International Industries, Inc. At September 30, 2007, the Company owed the parent $1,591,563. On August 24, 2007, the Company issued 1,850,000 shares of restricted stock valued at $388,500 in bonuses to the officers and key employees of the Company, and 500,000 shares of restricted stock to American International Industries, Inc. valued at $105,000 as a management fee.

(16) Subsequent Events

On October 15, 2007, the Company issued 7,142,857 shares of restricted common stock at $0.14 per share to its parent for the conversion of a $1,000,000 promissory note.  After this transaction, American International Industries, Inc. ownership of Hammonds' common stock increased to 56.2% from 39.5% at September 30, 2007.

(17) Restatement

In response to a letter from the SEC in connection with the review of the Company’s Form 10-QSB for Fiscal Quarter Ended September 30, 2006, the Company has reexamined the treatment of the valuation of the preferred stock issued by Hammonds.  As a result of our reexamination and the analysis of professional literature related to this very technical and complicated issue as explained in note 10 above, we have restated the financial statements as of September 30, 2006 and December 31, 2006. Because of the complexity of the issue, our letter response to the SEC, including the restatement, has been submitted to the SEC. Upon receipt from the SEC of its acceptance of the restatements, the Company will file an amended 10KSB for the year ended December 31, 2006.  The differences are summarized below:

	Three Months Ended September 30, 2006
	As previously reported	Restatement adjustments	As restated
Net loss applicable to common shareholders	$(945,489)	$(1,290,898)	$(2,236,387)
Deemed dividend	$-	$(1,290,898)	$(1,290,898)
Net loss per share applicable to common shareholders – Basic and diluted	$(0.03)	$(0.04)	$(0.07)

	Nine Months Ended September 30, 2006
	As previously reported	Restatement adjustments	As restated
Net loss applicable to common shareholders	$(1,578,354)	$(1,290,898)	$(2,869,252)
Deemed dividend	$-	$(1,290,898)	$(1,290,898)
Net loss per share applicable to common shareholders – Basic and diluted	$(0.07)	$(0.05)	$(0.12)

	December 31, 2006
	As previously reported	Restatement adjustments	As restated
Additional paid-in capital - preferred stock	$-	$1,290,731	$1,290,731
Additional paid-in capital - beneficial conversion	$-	$1,290,898	$1,290,898
Additional paid-in capital - warrants	$-	$1,419,222	$1,419,222
Additional paid-in capital	$7,677,731	$(2,709,953)	$4,967,778
Accumulated deficit	$(3,823,155)	$(1,290,898)	$(5,114,053)

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

Organization, Principal Activities and Basis of Presentation

Hammonds Industries, Inc., formerly International American Technologies, Inc., a Nevada corporation, is publicly traded under the symbol "HMDI" on the NASD Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The NASDAQ Stock Market. The Company was incorporated on August 18, 1986 and is a 39.5% owned subsidiary of its parent, American International Industries, Inc., publicly traded under the symbol "AMIN" on the NASDAQ Capital Market. The Company is consolidated with its parent, American International Industries, Inc. because the parent exercises the right to elect three of the four members of the Company’s board of directors and because the parent controls the Company’s financing.

On February 28, 2005, the Company acquired 51% of the capital stock of Hammonds Technical Services, Inc., a privately-owned Texas corporation, in consideration for the Company or its parent, American International Industries, Inc., providing: (i) $998,300 in cash to Hammonds for working capital; (ii) a secured revolving long-term line of credit in the amount of $2,000,000; and (iii) the Company's parent, American International Industries, Inc., issuing 145,000 restricted shares of common stock to the Company in consideration for a $1,450,000 promissory note. The 145,000 restricted shares were exchanged for two minority equity interests in Hammonds owned by third parties, which minority interests were canceled. Pursuant to the February 2005 Agreement, which closed on April 28, 2005, Hammonds became a majority-owned subsidiary of the Company. In 2006, Hammonds Technical Services was separated into three separate entities, Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc.

On August 1, 2006, the Company acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. from Carl L. Hammonds, Hammonds' founder and CEO, in consideration for the issuance of 16,000,000 restricted shares of the Company’s common stock based upon a value of $0.25 per share. The additional cost of $4,000,000 has been allocated to patents, trademarks, and Hammonds’ sole source contract for its additive injection system and is being amortized in a manner equivalent to the amortization used on the intangible assets acquired in the initial purchase of 51% of Hammonds.

In August 2006, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement with Vision Opportunity Fund Limited, an institutional investor ("VOMF"), pursuant to which the Company sold to VOMF 833,333 shares of a newly authorized Series A Convertible Preferred Stock for consideration of $1,500,000 or $1.80 per share, and issued 8,333,333 Series A and 8,333,333 Series B Warrants, both exercisable to purchase the Company’s common stock at $0.18 per share. In September 2006 the Company sold to VOMF 833,333 shares of Series B Convertible Preferred Stock for consideration of $1,500,000 or $1.80 per share and issued VOMF 8,333,333 Series C Warrants exercisable at $0.50 per share. Each share of Series A and Series B Convertible Preferred Stock is convertible into ten shares of the Company’s common stock. See "Liquidity and Capital Resources" below regarding VOMF’s exercise of 3,970,400 Series C Warrants in March 2007 and VOMF’s exercise of the remaining 21,029,599 Series A, B and C Warrants in September 2007.

On September 20, 2007, the Company entered into an agreement with VOMF pursuant to which the Company and VOMF agreed to the amendment of the Series A, B and C Warrants  to: (i) adjust the exercise price of the Warrants to $0.10; and (ii)  provide for the issuance of a total of 2,102,960 shares of the Company's newly authorized Series C Convertible Preferred Stock in lieu of 21,029,599 shares of common stock underlying the Warrants. On September 21, 2007, VOMF delivered a notice of exercise of all 21,029,599 Series A, B and C Warrants at an exercise price of $0.10 per warrant and   for which the Company received net proceeds of $981,162 and VOMF cancelled a short-term promissory note in the amount of $1,000,000, representing a loan made by VOMF to the Company on August 17, 2007.

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

Results of Operations

Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006.

The following is derived from, and should be read in conjunction with, our unaudited condensed consolidated financial statements, and related notes, as of and for the three and nine months ended September 30, 2007 and 2006.

Revenues. Hammonds’ generated revenues for the three months ended September 30, 2007 of $3,083,286, compared to $1,527,863 for the three months ended September 30, 2006, representing an increase of $1,555,423, or 102%. Revenues for the nine months ended September 30, 2007 were $7,120,461, compared to $4,688,692 for the same period in 2006, representing an increase of $2,431,769, or 52%. The increase was due to higher demand for Hammonds Water Treatment products and increased sales of Hammonds Technical Services’ transport mounted injection systems. Hammonds projected backlog of orders at September 30, 2007 is $4.8 million, compared to a backlog of orders of $5.0 million at September 30, 2006.

Cost of Sales. Cost of sales for the three months ended September 30, 2007 was $2,075,445, compared to $1,321,205 for the same period of the prior year. Cost of sales for the nine months ended September 30, 2007 was $5,402,135, compared to $3,577,990 for the same period of the prior year. We expect our cost of sales to increase in the future to the extent that our revenues increase.

Selling and Administrative. Selling and administrative expenses increased to $1,427,085 for the three months ended September 30, 2007, from $952,917 for the three months ended September 30, 2006. Selling and administrative expenses were $3,266,702 for the nine months ended September 30, 2007, compared to $2,416,312 for the nine months ended September 30, 2006. The increase was primarily due to increased sales and marketing expenses associated with Hammonds’ new line of omni direction utility vehicles (ODVs), the on-going sales and marketing efforts associated with all of its product lines, and the increase in amortization costs of the patents and trademarks.

Loss from Operations. Loss from operations, excluding interest expense and other income (expense), for the three month period ended September 30, 2007, was $419,244 compared to a loss of $746,259 for the same period in the prior year. Loss from operations, excluding interest expense and other income (expense), for the nine months ended September 30, 2007, was $1,548,376 compared to a loss of $1,305,610 for the nine months ended September 30, 2006.

Other Income (Expense). Other expense increased to $367,837 for the three month period ended September 30, 2007, from $179,230 for the three month period ended September 30, 2006. Other expense increased to $678,035 for the nine month period ended September 30, 2007, from $252,744 for the nine month period ended September 30, 2006. The increase was primarily due to added interest expense due to the increase in the size of working capital loans and finance expense for the issuance of preferred stock (See note 10).

Net Income (Loss). Net Loss decreased to $787,081 for the three month period ended September 30, 2007, compared to a net loss of $925,489 for the three month period ended September 30, 2006. Net Loss increased to $2,226,411 for the nine month period ended September 30, 2007, compared to a net loss of $1,558,354 for the nine month period ended September 30, 2006. The increase in net loss for the nine-month period ended September 30, 2007 is primarily attributable to costs associated with Hammonds’ introduction of its new line of ODVs.

Hammonds recently purchased capital equipment, including a CNC controlled plasma steel cutting system, a state-of-the-art painting facility, multiple material handling cranes throughout the production area, an automated production saw and a new mill for the machine shop. In addition, Hammonds installed new compressed air systems, new production flow testing stands, hydrostatic test stations, and expanded plant lighting and power distribution to support additional welding and assembly stations.  The cost of the new equipment, machinery and systems was $40,670 and $109,847 during the three and nine-month periods ended September 2007. The Company expects that the new machinery will significantly increase production capability and efficiency. In addition, Hammonds is implementing manufacturing and cost saving procedures in order to improve productivity.

Liquidity and Capital Resources

At September 30, 2007 and December 31, 2006, we had total assets of $11,617,871 and $10,384,397, respectively. We had current liabilities at September 30, 2007 and December 31, 2006 of $1,538,116 and $1,627,734, respectively. We had positive working capital of $3,478,730 at September 30, 2007, compared to $1,754,559 at December 31, 2006.

Net cash used in operations was $1,410,301 during the nine months ended September 30, 2007, compared to $2,189,591 for the same period of the prior year. The cash used was derived primarily from the net loss of $2,226,411, offset by depreciation and amortization of $619,190, stock- based compensation of $448,500, finance expense associated with the issuance and sale of Series A, B and C Convertible Preferred Stock of $386,334, and a management fee paid in restricted shares of common stock to the Company's parent of $105,000.  Accounts receivable and inventories decreased by $371,093 and 427,764, respectively and accounts payable declined by $113,602.

The Company entered into Stock Purchase Agreements with VOMF with the strategic objectives of:  raising working capital for Hammonds’ production lines, increase production capacity to meet increasing orders, developing relationships with institutional investors, and providing liquidity for the Company.

Net cash used in investing activities was $393,098 during the nine month period ended September 30, 2007, compared to cash provided of $527,110 for the same period of the prior year. The cash used was for purchases of property and equipment of $303,198 and an option to buy American International Industries, Inc. stock for $100,000 as part of a lawsuit settlement.

During the nine-month period ended September 30, 2007, we generated net cash from financing activities of $2,745,941 compared to net cash provided from financing activities of $3,716,149 during the nine-month period ended September 30, 2006. The net cash provided by financing activities was primarily due to proceeds of $1,981,162 from the issuance of 2,102,960 shares of Series C Convertible Preferred Stock in connection with the exercise by VOMF of all outstanding Series A, B and C Warrants in September 2007, net proceeds of $694,672 from the issuance of 3,970,400 shares of common stock upon the exercise by VOMF of Series C Warrants in March 2007, and proceeds from borrowings of $1,284,551, offset by payments on debt of $1,183,523.

We believe that the net proceeds from our August and September 2006 private financing transactions, including the March and September 2007 exercise of Warrants, together with positive cash flow from operations, funding provided under our bank line-of-credit and funding available from our parent, will provide us with adequate funding to execute our planned expansion of our manufacturing capacity and our sales and marketing efforts to meet increasing orders in each of Hammonds' product lines. We believe that we have sufficient cash to implement our growth plan.

On July 25, 2007, the Company and VOMF entered into an agreement pursuant to which VOMF waived the cash dividends accrued on the Series A and B Convertible Preferred Stock through September 30, 2007, totaling $150,425. This adjustment is recorded in the September 30, 2007 financial statements presented in this report. Additionally, VOMF agreed that future accrued dividends may be paid, at the Company’s option, in cash or in restricted shares of the Company’s common stock. See note 10 to the Consolidated Financial Statements for additional information on the formula to be used in determining the number of shares of common stock that may be issued in the event that the Company elects to pay dividends by the issuance of common stock.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2007, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2007, the Company issued 100,000 shares of restricted stock valued at $40,000 as a bonus to Sherry L. Couturier, the Company’s new Chief Financial Officer. On July 20, 2007, the Company issued 50,000 shares of restricted stock to John W. Stump III valued at $20,000 as a director's bonus.  On August 24, 2007, the Company issued 1,850,000 shares of restricted stock valued at $388,500 in bonuses to the officers and key employees of the Company, and 500,000 shares of restricted stock to American International Industries, Inc. valued at $105,000 as a management fee.

On September 21, 2007, in connection with the exercise by VOMF of the remaining Series A, B and C Warrants, the Company issued 2,102,960 shares of newly designated Series C Convertible Preferred Stock to VOMF in lieu of 21,029,599 shares of common stock underlying the Series A, B and C Warrants. The Company received net proceeds of $981,162 and VOMF cancelled a short-term promissory note in the amount of $1,000,000, representing a loan made by VOMF to the Company on August 17, 2007.

On October 15, 2007, the Company issued 7,142,857 shares of restricted common stock at $0.14 per share to its parent for the conversion of a $1,000,000 promissory note.  After this transaction, American International Industries, Inc. ownership of Hammonds' common stock increased to 56.2% from 39.5% at September 30, 2007.

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

(b) Reports on Form 8-K During the Period Covered by this Report: The Registrant filed the following  Forms 8-K: on  August 1, 2007 with disclosure under Item 5.02 "Departure of Director or Principal Officers; Election of Director; Appointment of Principal Officers", Item 8.01 “Other Events” and Item 9.01 "Financial Statements and Exhibits"; on September  9, 2007, Item 2.03 “Creation of a Direct Financial Obligation on an Obligation under an Off-Balance Sheet Arrangement of a Registrant” and Item 9.01 “Financial Statements and Exhibits”; and on September 26, 2007, Item 3.02, “Unregistered Sales of Equity Securities”, Item 8.01, “Other Events” and Item 9.01, “Financial Statements and Exhibits”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Daniel Dror
CEO
Dated:  November 7, 2007

/s/ Sherry L. Couturier
CFO
Dated:  November 7, 2007