Form 10QSB/A
period 2007-09-30
Hammonds Industries, Inc.
filed 2007-11-19
CIK 1300524

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

HAMMONDS INDUSTRIES, INC.

EXPLANATORY NOTE

We are amending this filing to correct percentage ownership calculation described in the subsequent events note to the financial statements (Note 16) and in Part II, ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

(16) Subsequent Events

On October 15, 2007, the Company issued 7,142,857 shares of restricted common stock at $0.14 per share to its parent for the conversion of a $1,000,000 promissory note.  After this transaction, American International Industries, Inc. ownership of Hammonds' common stock increased to 48.2% from 39.5% at September 30, 2007.

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

On October 15, 2007, the Company issued 7,142,857 shares of restricted common stock at $0.14 per share to its parent for the conversion of a $1,000,000 promissory note.  After this transaction, American International Industries, Inc. ownership of Hammonds' common stock increased to 48.2% from 39.5% at September 30, 2007.

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
Dated:  November 19, 2007

/s/ Sherry L. Couturier
CFO
Dated:  November 19, 2007