Form 10KSB/A
period 2005-12-31
Hammonds Industries, Inc.
filed 2008-03-18
CIK 1300524

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

EXPLANATORY NOTE

In response to a letter from the SEC in connection with the review of the Company’s Form 10-QSB for Fiscal Quarter Ended September 30, 2006, the Company has reexamined the footnote disclosures.  As a result of our reexamination, we have restated footnotes (1) Summary of Significant Accounting Policies and (2) Acquisition of Hammonds Technical Services, Inc. for the year ended December 31, 2005.

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

In response to a letter from the SEC in connection with the review of the Company’s Form 10-QSB for Fiscal Quarter Ended September 30, 2006, the Company has reexamined the footnote disclosures.  As a result of our reexamination, we have restated footnotes (1) Summary of Significant Accounting Policies and (2) Acquisition of Hammonds Technical Services, Inc. for the year ended December 31, 2005.

The Company’s Chief Executive Officer and Chief Financial Officer have reassessed our disclosure controls and procedures for the year ended December 31, 2005. Based on the reassessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were therefore not, as of December 31, 2005, effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Exhibit No.	Description
3(i)	Articles of Incorporation, as amended, attached to the Registrant's Form 10-SB/12g filed on August 24, 2004.
3(i)1	Certificate of Amendment to the Articles of Incorporation, attached to the Registrant's Form 8-K filed on March 10, 2005.
3(ii)	Bylaws, attached to the Registrant's Form 10-SB/12g filed on August 24, 2004.
17	Letter on director resignation, attached to the Registrant's Form 8-K filed on December 29, 2004.
10.1	Stock Purchase Agreement between Registrant and Hammonds Technical Services, Inc., attached to the Registrant's Form 8-K filed on March 10, 2005
31.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002, filed herewith.
99.1	Amended Form 8-K filed on March 18, 2008, attached hereto.

(b) Reports on Form 8-K Filed During the Last Quarter of the Fiscal Year Covered by this Report: none

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

By /s/ Daniel Dror
Daniel Dror
CEO, President and Chairman
March 18, 2008

By /s/ Sherry L. Couturier
Sherry L. Couturier
CFO
March 18, 2008

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
See accompanying notes to consolidated financial statements

INTERNATIONAL AMERICAN TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
Back to Table of Contents
December 31, 2005 and 2004

(1) Summary of Significant Accounting Policies (Restated)

Organization, Ownership and Business

International American Technologies, Inc., f/k/a Unlimited Coatings Corporation, (the "Company"), is a 81% owned subsidiary of American International Industries, Inc. (AIII). In 2005, the Company acquired, through its parent company, 51% of the capital stock of Hammonds Technical Services, Inc.

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

(2) Acquisition of Hammonds Technical Services, Inc. (Restated)

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

The Company believes that $10 per share is appropriate to record the valuation of the 145,000 restricted shares. SFAS No. 141, Paragraph 25, states that “A business combination agreement may provide for the issuance of additional shares of a security or the transfer of cash or other consideration contingent on specified events or transactions in the future.” Further, Paragraph 26, states that “amounts of contingent consideration that are determinable at the date of acquisition shall be included in determining the cost of an acquired entity and recorded at that date.” The sellers of 51% of Hammonds and Mr. Daniel Dror entered into a stock repurchase agreement as of April 28, 2005, where the sellers agreed to sell the 145,000 shares to Mr. Daniel Dror for $10.00 per share through the third anniversary of the effective date of the agreement. This stock repurchase agreement provides a specific price for a specific period of time for the repurchase of the 145,000 restricted shares.

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

As required by SFAS No. 141, the Company has recorded the acquisition using the purchase method of accounting with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition date. The purchase price of $2,455,700 had been allocated at follows:

	Hammonds Net Book Value	Allocation of Purchase Price	Consolidated
Current assets	$1,435,939	$-	$1,435,939
Property and equipment	418,603	408,162	826,765
Patents, trademarks and contract	173,749	2,550,738	2,724,487
Other non-current assets	70,085	-	70,085
Current liabilities	(2,090,976	(7,400)	(2,098,376)
Deferred tax liability	-	(503,200)	(503,200)
	$(7,400	$2,448,300	$2,455,700

The following table contains a summary of the intangible assets acquired:

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$1,806,387	$125,706	12 years
Trademarks	465,199	29,464	10 years
Sole Source Contract	464,039	44,192	7 years
	$2,735,625	$199,362	10 years

Aggregate Amortization Expense
For year ended December 31, 2005	$199,362
Estimated Amortization Expenses
For year ending December 31, 2006	$246,516
For year ending December 31, 2007	$246,516
For year ending December 31, 2008	$246,516
For year ending December 31, 2009	$246,516
For year ending December 31, 2010	$246,516

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