Form 10QSB/A
period 2006-09-30
Hammonds Industries, Inc.
filed 2008-03-18
CIK 1300524

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

EXPLANATORY NOTE

In response to a letter from the SEC in connection with the review of the Company’s Form 10-QSB for Fiscal Quarter Ended September 30, 2006, the Company has reexamined the treatment of the valuation of the preferred stock issued by Hammonds.  As a result of our reexamination and the analysis of professional literature related to this very technical and complex issue, we have restated the financial statements for the quarter ended September 30, 2006.

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

Net Income (Loss). Net Loss increased to $2,236,387 and $2,869,252 for the three and nine month periods ended September 30, 2006 as compared to $501,976 and $747,458 for the three and nine month periods ended September 30, 2005. The increase in net loss was primarily attributable to costs associated with Hammonds introduction of its new line of omni directional vehicles.

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

In response to a letter from the SEC in connection with the review of the Company’s Form 10-QSB for Fiscal Quarter Ended September 30, 2006, the Company has reexamined the treatment of the valuation of the preferred stock issued by Hammonds.  As a result of our reexamination and the analysis of professional literature related to this very technical and complex issue, we have restated the financial statements for the quarter ended September 30, 2006.

The Company’s Chief Executive Officer and Chief Financial Officer have reassessed our disclosure controls and procedures for the quarter ended September 30, 2006. Based on the reassessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were therefore not, as of September 30, 2006, effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 2. CHANGES IN SECURITIES Back to Table of Contents

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

/s/ Daniel Dror
CEO
Dated: March 18, 2008

/s/ Sherry L. Couturier
CFO
Dated: March 18, 2008

Financial Statements Back to Table of Contents

Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets - September 30, 2006 and December 31, 2005 (Audited)	9
Unaudited Condensed Consolidated Statement of Operations - Three and Nine months ended September 30, 2006 and 2005	10
Unaudited Condensed Consolidated Statement of Cash Flows - Nine months ended September 30, 2006 and 2005	11
Notes to Unaudited Financial Statements	12

INTERNATIONAL AMERICAN TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets Back to Table of Contents
September 30, 2006 and December 31, 2005
(unaudited)

	September 30, 2006	December 31, 2005
	(restated)	(Audited)

Assets
Current assets:
Cash	$2,115,543	$61,875
Accounts receivable, net	1,232,592	829,294
Current portion of notes receivable	28,807	27,435
Inventories, net	1,544,471	1,004,657
Prepaid expenses and other assets	70,629	13,889
Total current assets	4,992,042	1,937,150

Long-term notes receivable, less current portions	368,543	390,310
Property and equipment, net	778,075	829,049
Patents and trademarks, net	6,253,987	2,536,263
Other assets	39,199	56,995
Total assets	$12,431,846	$5,749,767

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$1,464,198	$1,442,849
Short-term notes payable	289,558	173,300
Current installments of long-term debt	157,402	2,131,605
Total current liabilities	1,911,158	3,747,754

Long-term debt, less current installments	2,817,172	-
Due to American International Industries, Inc.	2,395,699	1,843,588
Deferred tax liability	503,200	503,200
Total liabilities	7,627,229	6,094,542

Stockholders' equity (deficiency):
Preferred stock, $0.001par value, authorized 5,000,000 shares:
1,666,666 issued and outstanding	167	-
Additional paid-in capital - preferred stock	1,290,731	-
Additional paid-in capital - beneficial conversion	1,290,898	-
Additional paid-in capital - warrants	1,419,222	-
Common stock, $0.0001 par value, authorized 195,000,000 shares:
36,135,000 shares issued and outstanding at September 30, 2006
and 20,135,000 shares and outstanding at December 31, 2005	3,614	2,014
Additional paid - in capital	4,985,406	969,378
Accumulated deficit	(4,185,421)	(1,316,167)
Total stockholders' equity (deficit)	4,804,617	(344,775)
Total liabilities and stockholders' equity	$12,431,846	$5,749,767

See accompanying notes to consolidated financial statements.

INTERNATIONAL AMERICAN TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations Back to Table of Contents
For the three and nine months ended September 30, 2006 and 2005
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(restated)	(restated)	(restated)	(restated)

Revenues	$1,527,863	$1,128,887	$4,688,692	$1,704,922
Costs and expenses:
Cost of sales	1,321,205	915,904	3,577,990	1,305,043
Selling, general and administrative	952,917	717,651	2,416,312	1,161,662
Total costs and expenses	2,274,122	1,633,555	5,994,302	2,466,705

Operating loss	(746,259)	(504,668)	(1,305,610)	(761,783)

Other income (expenses):
Interest income	3,764	2,692	11,204	14,325
Interest expense	(307,088)	-	(388,042)	-
Other income	124,094	-	124,094	-
Total other income (expenses)	(179,230)	2,692	(252,744)	14,325

Net loss before income tax	(925,489)	(501,976)	(1,558,354)	(747,458)
Provision for income tax	-	-	-	-
Net loss from operations before minority interest	(925,489)	(501,976)	(1,558,354)	(747,458)

Net loss	(925,489)	(501,976)	(1,558,354)	(747,458)
Preferred dividends	(1,310,898)	-	(1,310,898)	-
Net loss applicable to common shareholders	$(2,236,387)	$(501,976)	$(2,869,252)	$(747,458)

Net loss applicable to common shareholders:
Basic	$(0.07)	$(0.02)	$(0.12)	$(0.04)

Weighted average common shares:
Basic	30,743,696	20,129,000	23,710,092	20,125,000

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

(8) Short-term Notes Payable To Banks

	September 30, 2006	December 31, 2005
Note payable to former owner of equity interest in Hammonds payable on July 20, 2005 with accrued interest at prime plus 4%	$173,300	$173,300

Note payable with interest at 10.75%, interest payments due quarterly, with a principal balance due on December 10, 2006	90,000	-

Other notes with various terms	26,258	-
	$289,558	$173,300

(9) Long-term Debt

Long-term debt consisted of the following:

	September 30, 2006	December 31, 2005
Note payable to bank, interest due monthly at prime plus 2%, principal payment due January 31, 2008, secured by assets of the Company's subsidiary	$1,992,189	$1,993,878

Note payable to a bank, due in quarterly installments of interest only at 6.5%, with a principal balance due on 1/1/2008	300,000	-

Note payable to a bank, due in quarterly installments of interest only at 7.5%, with a principal balance due on 1/18/2008	200,000	-

Note payable to a bank, due in monthly installments of interest only at 9.75%, with a principal balance due on 10/26/2007	400,000	-

Note payable to a bank, due in monthly installments of principal and interest of $2,119.65 through 4/3/2011	82,385

Note payable with interest at 10.75%, interest payments due quarterly, with a principal balance due on December 10, 2006	-	89,890

Other notes with various terms	-	47,837
	2,974,574	2,131,605
Less current portion	(157,402)	(2,131,605)
	$2,817,172	$-

Principal repayment provisions of long-term debt are as follows at September 30, 2006:

4th quarter of 2006	$4,117
2007	417,503
2008	2,511,477
2009	21,255
2010	20,222
Total	$2,974,574

(10) Preferred Stock (Restated)

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

Each share of Series A and B Convertible Preferred Stock is convertible into ten shares of the Company's common stock. The Company received net proceeds of approximately $2,710,121 from the sale of Series A and Series B Preferred Stock and will receive gross proceeds of $7,166,666 if all of the warrants are exercised by VOMF. American International Industries’ ownership interest in IMTG will decrease when VOMF converts its Series A and Series B Preferred Stock and/or exercises warrants issued in the VOMF August and September 2006 private financing transactions into shares of IMTG common stock.

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

The proceeds from the preferred share issuances have been allocated based on the relative fair values of the securities issued as follows:

	Exercise Price / Term	Fair Value	Allocation of Proceeds
Preferred A – Aug. 8, 2006	10 to 1	$1,388,888.75	$387,499.34
Warrants A – Aug. 8, 2006	$0.18 / 5 years	$1,139,517.82	$317,924.97
Warrants B – Aug. 8, 2006	$0.18 / 1 year	$709,497.05	$197,949.36
Totals		$3,237,903.62	$903,373.67

	Exercise Price / Term	Fair Value	Allocation of Proceeds
Preferred A – Aug. 23, 2006	10 to 1	$1,222,222.32	$176,643.37
Warrants A – Aug. 23, 2006	$0.18 / 5 years	$1,076,403.58	$155,568.71
Warrants B – Aug. 23, 2006	$0.18 / 1 year	$826,663.96	$119,474.75
Totals		$3,125,289.86	$451,686.83

	Exercise Price / Term	Fair Value	Allocation of Proceeds
Preferred B – Sept. 30, 2006	10 to 1	$3,333,333.20	$726,755.40
Warrants B – Sept. 30, 2006	$0.18 / 1 year	$(2,118,000.19)	$(461,780.44)
Warrants B – Sept. 30, 2006	$0.18 / 2 years	$2,442,305.00	$532,487.52
Warrants C – Sept. 30, 2006	$0.50 / 5 years	$2,557,476.70	$557,598.02
Totals		$6,215,114.71	$1,355,060.50

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

The Company has determined that a beneficial conversion feature exists. Based on our review of the “Emerging Issues Task Force” EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the amount of proceeds allocated to the Series A and Series B Convertible Preferred Stock should be assigned to the embedded conversion feature with a corresponding amount recorded as a “deemed dividend” to the preferred shareholders. This is based on paragraph 6 of EITF 98-5, which states that “the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument.”

We allocated the following amounts to the embedded conversion feature and recorded a deemed dividend to the preferred shareholders:

Preferred A – August 8, 2006	$387,499.34
Preferred A – August 23, 2006	$176,643.37
Preferred B – September 30, 2006	$726,755.40
Total deemed dividend	$1,290,898.11

The material terms of these issuances are disclosed in the following paragraphs.

Series A Convertible Preferred Stock:

The principal terms of the Series A Preferred Stock are as follows:

Voting:  Except with respect to specified transactions that may affect the rights, preferences, privileges or voting power of the Series A Preferred Stock and except as otherwise required by Nevada law, the Series A Preferred Stock has no voting rights. We shall not affect certain specified transactions, which include authorizing or increasing the authorized or issued amount of any stock ranking pari passu or senior to the Series A Preferred Stock with respect to the distribution of assets on liquidation or the dissolution or winding up, without the affirmative vote or consent of the holders, voting as a class, of at least 75% of the shares of the Series A Preferred Stock outstanding at the time. Dividends: The holders of Series A Preferred Stock are entitled to receive out of legally available assets dividends at the rate of 8% per annum, payable semi-annually on June 30 and December 31. Dividends on the Series A Preferred Stock are cumulative and are prior and in preference to payment of any dividend or distribution on any junior stock. So long as any shares of Series A Preferred Stock are outstanding, we will not declare, pay or set apart for payment any dividend or make any distribution on any junior stock (other than dividends or distributions payable in additional shares of junior stock), unless at the time of such dividend or distribution we shall have paid all accrued and unpaid dividends on Series A Preferred Stock. Conversion: The holder of Series A Preferred Stock may, at their option, elect to convert all or any portion of the shares of the Series A Preferred Stock into a number of shares of common stock equal to the quotient of i the liquidation preference amount ($1.80) of the shares of Series A Preferred Stock being converted plus any accrued but unpaid dividends divided by (ii) the conversion price, which initially is $0.18 per share, subject to certain adjustments. If, within 3 business days of our receipt of a conversion notice, our transfer agent shall fail to issue to the holder the proper number of shares of common stock subject to the conversion notice, or fail to issue a new preferred stock certificate representing the number of shares of Series A Preferred Stock to which such holder is entitled, we shall be required to pay additional damages on each business day after such 3rd business day that such conversion is not timely effected equal to 0.5% of the product of: i the number of shares of common stock not timely issued and, in the event we failed to timely deliver a preferred stock certificate, the number of shares of common stock issuable upon conversion of the shares of Series A Preferred Stock represented by such certificate; and (ii) the closing bid price of our common stock on the last possible date which we could have timely issued such common stock and/or such preferred stock certificate. If we fail to pay those additional damages within 5 business days of the date incurred, then such payment shall bear interest at the rate of 2.0% per month (pro rated for partial months) until such payments are made. The conversion price of the Series A Preferred Stock may be adjusted in the event of (i) common stock split or reclassification; (ii) capital reorganization; (iii) distribution of dividends; or (iv) the issuance or sale of additional shares of common stock or equivalents.

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

Series A, B and C Warrants. Each Series A and B Warrant allows holders to purchase one share of common stock for $0.18, subject to adjustment. Series A Warrants expire five (5) years from the August 8 and August 23, 2006 dates of issuance and the Series B Warrants expire two years from the August 2006 dates of issuance. Each Series C Warrant allows its holder to purchase one share of common stock for $0.50, subject to adjustment. The Series C Warrants expire five (5) years from the September 30, 2006 date of issuance. In the event that our registration statement is not effective, as required by the registration rights agreement between the Company and VOMF, holders would also be permitted to exercise the warrants through a cashless exercise using the formula considering the number of shares of Common Stock to be issued to the holder, the number of shares of Common Stock purchasable upon exercise of the Warrant, the exercise price of the Warrant and the closing bid price of our Common Stock. The exercise price of the Warrants and the number of shares of Common Stock purchasable upon exercise of the Warrants are subject to adjustment upon the occurrence of certain events including recapitalization of our Common Stock, dividends payable in our Common Stock, and the issuance of rights to purchase additional shares of our Common Stock or other securities convertible into additional shares of Common Stock. The Warrants provide that the Company shall not effect the exercise of any Series A, B or C Warrants, and Warrant holder shall have the right to exercise Warrants, if, after giving effect to such exercise, such Warrant holder would beneficially own more than 9.99% of the then outstanding shares of our Common Stock. Notwithstanding the foregoing, the Warrant holder may, by a sixty-0ne day notice, request that we waive this 9.9% limitation with regard to any or all shares of Common Stock issuable upon conversion of the Series A and/or Series B Preferred Stock, in which event the 9.9% restriction shall be waived with respect to those shares of Common Stock subject to the waiver notice.

(11) Employee Stock Based Compensation

The Company grants options to non-employees for goods and services and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123R, "Accounting for Stock-Based Compensation" based on the grant date fair values.

(12) Industry Segments

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

(13) Related party transactions

The Company incurred management fees from AMIN of $30,000 and $90,000 for the three-month and nine-month periods ending September 30, 2006, respectively. Additionally, the Company paid interest on notes payable to AMIN of $209,458 during the three-month period ending September 30, 2006.

(14) Restatement

In response to a letter from the SEC in connection with the review of the Company’s Form 10-QSB for Fiscal Quarter Ended September 30, 2006, the Company has reexamined the treatment of the valuation of the preferred stock issued by Hammonds. As a result of our reexamination and the analysis of professional literature related to this very technical and complicated issue as explained in note 10 above, we have restated the financial statements as of September 30, 2006. The differences are summarized below:

	Three Months Ended September 30, 2006
	As previously reported	Restatement adjustments	As restated
Net loss applicable to common shareholders	$(945,489)	$(1,290,898)	$(2,236,387)
Deemed dividend	$-	$(1,290,898)	$(1,290,898)
Net loss per share applicable to common shareholders – Basic and diluted	$(0.03)	$(0.04)	$(0.07)

	Nine Months Ended September 30, 2006
	As previously reported	Restatement adjustments	As restated
Net loss applicable to common shareholders	$(1,578,354)	$(1,290,898)	$(2,869,252)
Deemed dividend	$-	$(1,290,898)	$(1,290,898)
Net loss per share applicable to common shareholders – Basic and diluted	$(0.07)	$(0.05)	$(0.12)

	September 30, 2006
	As previously reported	Restatement adjustments	As restated
Additional paid-in capital - preferred stock	$-	$1,290,731	$1,290,731
Additional paid-in capital - beneficial conversion	$-	$1,290,898	$1,290,898
Additional paid-in capital - warrants	$-	$1,419,222	$1,419,222
Additional paid-in capital	$7,695,359	$(2,709,953)	$4,985,406
Accumulated deficit	$(2,894,523)	$(1,290,898)	$(4,185,421)