Form 10KSB/A
period 2006-12-31
Hammonds Industries, Inc.
filed 2008-03-18
CIK 1300524

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

EXPLANATORY NOTE

In response to a letter from the SEC in connection with the review of the Company’s Form 10-QSB for Fiscal Quarter Ended September 30, 2006, the Company has reexamined the treatment of the valuation of the preferred stock issued by Hammonds.  As a result of our reexamination and the analysis of professional literature related to this very technical and complex issue, we have restated the financial statements for the year ended December 31, 2006.

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

In connection with the August and September 2006 Private Financing Transactions, the Company issued to VOMF, an accredited institutional investor, 833,333 shares of Series A Preferred Stock and 833,333 shares of Series B Preferred Stock both of which are convertible into common stock at a ratio of ten shares of common stock for each share of preferred stock. The Company also issued 8,333,333 Series A, B and C Warrants exercisable to purchase a total of 24,999,999 shares of common stock. The transaction was a privately negotiated transaction not involving any public solicitation and the Company relied upon the exemptions provided in Section 4(2) of the Act and Rule 506 under Regulation D. On March 27, 2007, VOMF exercised 3,970,400 Series C Warrants and was issued 3,970,400 restricted shares of common stock at an exercise price of $0.18 per share or gross proceeds of $714,672 to the Company.

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

Each share of IMTG Series A and Series B Preferred Stock is convertible into ten shares of IMTG common stock. The Company’s ownership percentage in IMTG will decrease when VOMF converts its Series A and Series B Preferred Stock and/or exercises warrants issued in the August and September 2006 private financing transactions into shares of IMTG common stock. The Company's IMTG subsidiary received net proceeds of approximately $2,710,120 from the sale of Series A and Series B Preferred Stock and will receive gross proceeds of $7,166,666 if all of the warrants are exercised by VOMF. In connection with the agreement of VOMF to exercise up to 4,000,000 Series C Warrants the Company agreed to reduce the exercise price of the Series C Warrants for up to 4,000,000 shares from $0.50 to $0.18, the same exercise price applicable to the Series A and B Warrants. On March 27, 2007, VOMF exercised 3,970,400 Series C Warrants at an exercise price of $0.18 per share and was issued 3,970,400 restricted shares of common stock.

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

Net Loss

Our net loss applicable to common shareholders was $3,797,886 in 2006 and $1,194,652 in 2005.

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
In response to a letter from the SEC in connection with the review of the Company’s Form 10-QSB for Fiscal Quarter Ended September 30, 2006, the Company has reexamined the treatment of the valuation of the preferred stock issued by Hammonds.  As a result of our reexamination and the analysis of professional literature related to this very technical and complex issue, we have restated the financial statements for the year ended December 31, 2006.

The Company’s Chief Executive Officer and Chief Financial Officer have reassessed our disclosure controls and procedures for the year ended December 31, 2006. Based on the reassessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were therefore not, as of December 31, 2006, effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
   CEO AND CHAIRMAN
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

As stated in footnote (8) stockholders' equity has been restated to properly reflect accounting for warrants and beneficial conversion features which are included in the issuance of preferred stock and dividends deemded to have been paid in connection with the transaction.

/s/ GLO CPAs LLP
March 23, 2007, except for footnote 8 which is July 13, 2007.
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
April 17, 2006
Houston, Texas

INTERNATIONAL AMERICAN TECHNOLOGIES, INC.
Consolidated Balance Sheets Back to Table of Contents
December 31, 2006

2006
(Restated)

Assets
Current assets:
Cash	$396,505

Accounts receivable, net of allowance of doubtful accounts of $99,387 at December 31, 2006	1,328,215
Current portion of notes receivable	229,418
Inventories	1,309,612
Prepaid expenses	118,543
Total current assets	3,382,293

Long-term notes receivable	160,892
Property and equipment, net	782,032
Intangible assets, net	6,038,870
Other assets	20,310
Total assets	$10,384,397
Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$1,333,831
Short-term note payable	276,410
Current installments of long-term debt	17,493
Total current liabilities	1,627,734

Long-term debt, less current installments	2,464,050
Due to American International Industries, Inc.	1,931,056
Deferred tax liability	503,200
Total liabilities	6,526,040

Stockholders' equity (deficit):
Preferred stock, $0.0001par value, authorized 5,000,000 shares:
1,666,666 issued and outstanding	167
Additional paid-in capital - preferred stock	1,290,731
Additional paid-in capital - beneficial conversion	1,290,898
Additional paid-in capital - warrants	1,419,222
Common stock, $0.0001 par value, authorized 195,000,000 shares:
36,135,000 shares issued and outstanding at December 31, 2006	3,614
Additional paid-in capital	4,967,778
Accumulated deficit	(5,114,053)
Total stockholders' equity (deficit)	3,858,357
Total liabilities and stockholders' equity (deficit)	$10,384,397

See accompanying notes to consolidated financial statements.

INTERNATIONAL AMERICAN TECHNOLOGIES, INC.
Consolidated Statements of Operations Back to Table of Contents
Years ended December 31, 2006 and 2005

	2006	2005
	(Restated)

Revenues	$6,467,393	$3,395,151
Costs and expenses:
Cost of sales	5,336,529	2,396,950
Selling, general and administrative	3,311,656	2,104,473
Total operating expenses	8,648,185	4,501,423

Operating loss	(2,180,792)	(1,106,272)

Other income (expenses):
Gain (loss) on sale of assets	150,000	-
Interest income	76,665	18,237
Interest expense	(461,344)	(106,617)
Other expenses	(1,092)	-
Total other income (expenses)	(265,771)	(88,380)

Net loss	(2,446,563)	(1,194,652)
Preferred dividends	(1,351,323)	-
Net loss before income tax	(3,797,886)	(1,194,652)
Provision for income tax	-	-
Net loss applicable to common shareholders	$(3,797,886)	$(1,194,652)

Net loss per common share - basic and diluted	$(0.14)	$(0.06)

Weighted average common shares - basic and diluted	26,841,849	20,111,000

See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL TECHNOLOGIES, INC.
Consolidated Statements of Stockholders' Equity (Deficit) Back to Table of Contents
For the years ended December 31, 2006 and 2005
(Restated)

			Additional			Additional		Total
	Preferred Stock		paid-in	Common Stock		paid-in	Accumulated	stockholders'
	shares	amount	Capital	shares	amount	capital	deficit	equity

Balance, December 31, 2004	-	$-	$-	20,000,000	$2,000	$951,642	$(121,515)	$832,127
Issuance of common stock for services				135,000	14	17,736	-	17,750
Net loss	-	-	-	-	-	-	(1,194,652)	(1,194,652)
Balance, December 31, 2005	-	$-	$-	20,135,000	$2,014	$969,378	$(1,316,167)	$(344,775)
Issuance of preferred stock	1,666,666	167	4,000,851	-	-	-	-	4,001,018
Issuance of common stock for
49% ownership in Hammonds				16,000,000	1,600	3,998,400	-	4,000,000
Net loss							(2,446,563)	(2,446,563)
Preferred dividends	-	-	-	-	-	-	(1,351,323)	(1,351,323)
Balance, December 31, 2006	1,666,666	$167	$4,000,851	36,135,000	$3,614	$4,967,778	$(5,114,053)	$3,858,357

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
Notes to Consolidated Financial Statements
Back to Table of Contents
December 31, 2006 and 2005

(1) Summary of Significant Accounting Policies (Restated)

Organization, Ownership and Business

International American Technologies, Inc., f/k/a Unlimited Coatings Corporation, (the "Company"), is a 45.1% owned subsidiary of American International Industries, Inc. (AIII).

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

(8) Preferred Stock (Restated)

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

(14) Subsequent Events (Restated)

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

Subsequent to December 31, 2006, and in connection with the agreement of VOMF to exercise up to 4,000,000 Series C Warrants in March 2007, the Company reduced the exercise price from $0.50 per share to $0.18 per share through December 31, 2007, following which the exercise price reverts to $0.50 per share. On March 27, 2007, VOMF exercised 3,970,400 Series C Warrants at a price of $0.18 per share with gross proceeds of $714,672 to the Company. This modification to the initial agreement requires a comparison of the fair values of the warrants immediately before and after the modification. As a result of this comparison, we have calculated a fair value reduction of $193,559.56 for this modification. Since no additional value was given to the holders of these warrants, no expense needs to be recognized for the change in exercise price.

We valued the warrants using the Black-Scholes model, using the following assumptions:

	Stock Price on Date of Reduction	Volatility	Risk-Free Interest Rate
Warrants C – March 19, 2007	$0.35	105.33%	6.25%

The Black-Scholes model yielded the following valuations for the warrants

	Exercise Price / Term	Fair Value
Warrants C – March 19, 2007	$0.50 / 4.53 years		$1,018,320.96
Warrants C – March 19, 2007	$0.18 / .79 year	$	(824,761.40)
Fair value reduction			$193,559.56

(15) Restatement

In response to a letter from the SEC in connection with the review of the Company’s Form 10-QSB for Fiscal Quarter Ended September 30, 2006, the Company has reexamined the treatment of the valuation of the preferred stock issued by Hammonds.  As a result of our reexamination and the analysis of professional literature related to this very technical and complicated issue as explained in note 8 above, we have restated the financial statements as of December 31, 2006. The differences are summarized below:

	Year Ended December 31, 2006
	As previously reported	Restatement adjustments	As restated
Net loss applicable to common shareholders	$(2,506,988)	$(1,290,898)	$(3,797,886)
Deemed dividend	$-	$(1,290,898)	$(1,290,898)
Net loss per share applicable to common shareholders – Basic and diluted	$(0.09)	$(0.05)	$(0.14)

Additional paid-in capital - preferred stock	$-	$1,290,731	$1,290,731
Additional paid-in capital - beneficial conversion	$-	$1,290,898	$1,290,898
Additional paid-in capital - warrants	$-	$1,419,222	$1,419,222
Additional paid-in capital	$7,677,731	$(2,709,953)	$4,967,778
Accumulated deficit	$(3,823,155)	$(1,290,898)	$(5,114,053)