Form 10QSB/A
period 2007-03-31
Hammonds Industries, Inc.
filed 2008-03-18
CIK 1300524

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

EXPLANATORY NOTE

In response to a letter from the SEC in connection with the review of the Company’s Form 10-QSB for Fiscal Quarter Ended September 30, 2006, the Company has reexamined the treatment of the valuation of the preferred stock issued by Hammonds.  As a result of our reexamination and the analysis of professional literature related to this very technical and complex issue, we have restated the financial statements for the year ended December 31, 2006 and for the quarter ended March 31, 2007.

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

In response to a letter from the SEC in connection with the review of the Company’s Form 10-QSB for Fiscal Quarter Ended September 30, 2006, the Company has reexamined the treatment of the valuation of the preferred stock issued by Hammonds.  As a result of our reexamination and the analysis of professional literature related to this very technical and complex issue, we have restated the financial statements for the year ended December 31, 2006 and for the quarter ended March 31, 2007.

The Company’s Chief Executive Officer and Chief Financial Officer have reassessed our disclosure controls and procedures for the quarter ended March 31, 2007.  Based on the reassessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were therefore not, as of March 31, 2007, effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

/s/ Daniel Dror
CEO
Dated: March 18, 2008

/s/ Sherry L. Couturier
CFO
Dated: March 18, 2008

Financial Statements Back to Table of Contents

Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets - March 31, 2007 and December 31, 2006 (Audited)	9
Unaudited Condensed Consolidated Statement of Operations - Three months ended March 31, 2007 and 2006	10
Unaudited Condensed Consolidated Statement of Cash Flows - Three months ended March 31, 2007 and 2006	11
Notes to Unaudited Financial Statements	12

HAMMONDS INDUSTRIES, INC.
Consolidated Balance Sheets Back to Table of Contents
March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006
	(Restated)	(Restated)(Audited)

Assets
Current assets:
Cash	$571,081	$396,505
Trading securities	59,219	-
Accounts receivable, net	1,056,641	1,328,215
Current portion of notes receivable	222,255	229,418
Inventories, net	1,581,956	1,309,612
Prepaid expenses and other assets	71,921	118,543
Total current assets	3,563,073	3,382,293

Long-term notes receivable, less current portions	160,892	160,892
Property and equipment, net	824,452	782,032
Intangible assets, net	5,877,105	6,038,870
Other assets	57,360	20,310
Total assets	$10,482,882	$10,384,397
Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$1,477,027	$1,333,831
Short-term note payable	100,512	276,410
Current installments of long-term debt	33,496	17,493
Total current liabilities	1,611,035	1,627,734

Long-term debt, less current installments	2,685,158	2,464,050
Due to American International Industries, Inc.	2,021,327	1,931,056
Deferred tax liability	503,200	503,200
Total liabilities	6,820,720	6,526,040

Stockholders' equity (deficiency):
Preferred stock, $0.001par value, authorized 5,000,000 shares:
1,666,666 issued and outstanding	167	167
Additional paid-in capital - preferred stock	1,290,731	1,290,731
Additional paid-in capital - beneficial conversion	1,290,898	1,290,898
Additional paid-in capital - warrants	1,153,556	1,419,222
Common stock, $0.0001 par value, authorized 195,000,000 shares:
40,105,400 shares issued and outstanding at March 31, 2007, and
36,135,000 shares issued and outstanding at December 31, 2006	4,011	3,614
Additional paid - in capital	5,927,719	4,967,778
Accumulated deficit	(6,004,920)	(5,114,053)
Total stockholders' equity (deficit)	3,662,162	3,858,357
Total liabilities and stockholders' equity (deficit)	$10,482,882	$10,384,397

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

See accompanying notes to consolidated financial statements

HAMMONDS INDUSTRIES, INC.
Notes to Consolidated Financial Statements
Back to Table of Contents
March 31, 2007

(1) Summary of Significant Accounting Policies (Restated)

Organization, Ownership and Business

Hammonds Industries, Inc., f/k/a International American Technologies, Inc. (the "Company"), is a 40.7% owned subsidiary of American International Industries, Inc.

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

(16) Restatement

In response to a letter from the SEC in connection with the review of the Company’s Form 10-QSB for Fiscal Quarter Ended September 30, 2006, the Company has reexamined the treatment of the valuation of the preferred stock issued by Hammonds. As a result of our reexamination and the analysis of professional literature related to this very technical and complicated issue as explained in note 10 above, we have restated the financial statements as of December 31, 2006 and March 31, 2007. The differences are summarized below:

	December 31, 2006
	As previously reported	Restatement adjustments	As restated
Additional paid-in capital - preferred stock	$-	$1,290,731	$1,290,731
Additional paid-in capital - beneficial conversion	$-	$1,290,898	$1,290,898
Additional paid-in capital - warrants	$-	$1,419,222	$1,419,222
Additional paid-in capital	$7,677,731	$(2,709,953)	$4,967,778
Accumulated deficit	$(3,823,155)	$(1,290,898)	$(5,114,053)

	March 31, 2007
	As previously reported	Restatement adjustments	As restated
Additional paid-in capital - preferred stock	$-	$1,290,731	$1,290,731
Additional paid-in capital - beneficial conversion	$-	$1,290,898	$1,290,898
Additional paid-in capital - warrants	$-	$1,153,556	$1,153,556
Additional paid-in capital	$8,372,006	$(2,444,287)	$5,927,719
Accumulated deficit	$(4,714,022)	$(1,290,898)	$(6,004,920)