Form 10-K
period 2007-12-31
Hammonds Industries, Inc.
filed 2008-03-18
CIK 1300524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________

FORM 10-K
________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

At December 31, 2007, the aggregate market value of the 8,039,120 common stock held by non-affiliates of the Registrant was approximately $4,099,951. At December 31, 2007, the Registrant had 49,748,257 shares of common stock outstanding.

Issuer's revenues for its most recent fiscal year: $10,096,538.

Indicate whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐  No  ☒

Indicate whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Cautionary Statement regarding Forward-Looking Statements

This Annual Report on Form 10-K of Hammonds Industries, Inc. (hereinafter the "Company", the "Registrant" or " Hammonds") includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Registrant that may cause its actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-K and in the Registrant's other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. For a more detailed discussion of the foregoing risks and uncertainties, see "Risk Factors".

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Hammonds Industries, Inc.

Hammonds Industries, Inc., a Nevada corporation, is publicly traded on the OTCBB: Symbol "HMDI". The Company was incorporated on August 18, 1986 and is a 48.2% owned subsidiary of American International Industries, Inc., NasdaqCM: AMIN. AMIN consolidates Hammonds even though its ownership is less than 51%, because the AMIN appoints the members of Hammonds’ board of directors. Since Hammonds is incurring losses and the minority interest has no recorded common stock equity value, AMIN recognizes 100% of Hammonds’ losses. AMIN’s ownership percentage will be diluted in the event of the conversion by Vision Opportunity Fund Limited (VOMF) of their shares of Hammonds' Series A, B and C Convertible Preferred Stock into shares of Hammonds' common stock.  See the discussion below under "2006 Private Financing Transactions" and "2007 Private Financing Transactions".

Description of Hammonds' Organization and Financing Transactions

Some of the statements contained in this current report of Hammonds Industries Inc., (hereinafter the "Company", "Hammonds", "We" or the "Registrant" discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. In 2005, the Company, through its parent company, acquired 51% of the capital stock of Hammonds Technical Services, Inc. See Note 2 “Acquisition” below. Hammonds Technical Services, Inc. and Hammonds Fuel Additives, Inc. were separate privately-owned Texas companies. In connection with the 2005 acquisition by the Company, Hammonds Fuel Additives was merged into Hammonds Technical Services. In April 2005 and January 2006, respectively, Hammonds Fuel Additives and Hammonds Water Treatment Systems, respectively, were reincorporated as separate entities from Hammonds Technical Services, and all three entities are wholly-owned subsidiaries of the Company. On August 1, 2006, the Company acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. in consideration for the issuance of 16,000,000 restricted shares of common stock, valued at a price of $0.25 per share, the price of the Company's common stock at the date of the transaction. As a result of this transaction, the Company owns 100% of each of the Hammonds subsidiaries.

2006 Private Financing Transactions
On August 8, 2006,  the Company entered into a stock purchase agreement with Vision Opportunity Fund Limited ("VOMF"), an institutional investor, pursuant to which the Company sold VOMF 833,333 shares of Series A Convertible Preferred Stock for $1,500,000 and issued a Series A Warrant exercisable for a period of 5 years to purchase 8,333,333 shares of the Company’s common stock at $0.18 per share and a Series B Warrant exercisable for a period of 2 years to purchase an additional 8,333,333 shares of the Company’s common stock at $0.18 per share.

On September 29, 2006, the Company entered into another stock purchase agreement with VOMF pursuant to which the Company sold 833,333 shares of Series B Convertible Preferred Stock for $1,500,000 and issued a Series C Warrant exercisable for a period of 5 years to purchase 8,333,333 shares of the Company’s common stock at $0.50 per share.

The stock purchase agreements in the 2006 Private Financing Transactions provide that each share of Series A and Series B Convertible Preferred Stock is convertible into 10 shares of Hammonds' common stock.

2007 Private Financing Transactions
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

On September 20, 2007, the Company entered into an agreement with VOMF pursuant to which the Series A, B and C Warrants were amended to: (i) adjust the exercise price of all of the Warrants to $0.10; and (ii) provide for the issuance of a total of 2,102,960 shares of the Company's newly authorized Series C Convertible Preferred Stock in lieu of 21,029,599 shares of common stock. On September 21, 2007, VOMF delivered a notice of exercise of all 21,029,599 Series A, B and C Warrants at an exercise price of $0.10 per warrant, from which the Company received net proceeds of $981,162 and VOMF cancelled Hammonds’ short-term promissory note payable in the amount of $1,000,000, representing a loan made by VOMF to the Company on August 17, 2007.

In total, the Company has received approximately $5.4 million from the 2006 and 2007 VOMF Private Financing Transactions.  The material terms of these preferred stock issuances are included in note 10 to the consolidated financial statements.

Revenue and expenses of Hammonds are included in the Company’s consolidated statements of operations from May 1, 2005 through the year ended December 31, 2007.

General Background of Hammonds

Hammonds Technical Services, Inc. and Hammonds Fuel Additives, Inc. were separate privately-owned Texas companies. In connection with the 2005 acquisition by the Company, Hammonds Fuel Additives was merged into Hammonds Technical Services. In April 2005 and January 2006, respectively, Hammonds Fuel Additives and Hammonds Water Treatment Systems, respectively, were reincorporated as separate entities from Hammonds Technical Services, and all three entities are wholly-owned subsidiaries of the Company. Hammonds manufactures engineered products and chemicals that serve multiple segments of the fuels distribution, water treatment and utility vehicle industries. Hammonds' products are marketed by a worldwide network of distributors, manufacturer representatives and original equipment manufacturers. Hammonds was founded in 1982 by Carl Hammonds and provides the following diverse products and services:

Description of Hammonds Products and Services

Omni Directional Vehicles

Hammonds' new line of Omni Directional Vehicles (ODV®), we believe, should establish a new standard for industrial utility vehicles based on vehicle safety and performance.  Hammonds' ODV® is based on a round chassis, driven by two individually powered wheels located at the center axis of the circle and is able to move in any radial direction from a given point.   The unique material handling capabilities of a Hammonds’ ODV® make it possible to position large, heavy objects with exact precision in confined areas with limited maneuvering room.  The Hammonds’ ODV® is a highly versatile vehicle that has been configured to handle aircraft, position large components, and for use as a platform for snow management equipment, among other uses and applications.  Hammonds has been granted multiple United States and foreign patents on the ODV® covering forklifts, high capacity pallet jacks, people movers, security vehicles, highway mowing machines, and terminal freight tractors.   The Hammonds’ ODV® has been selected by both the United States Air Force and Army to position materials and aircraft.

On January 16, 2008, Hammonds received an initial purchase order from The Boeing Company (NYSE: BA) for four G-90 Series Omni Directional Vehicles (ODV®).  Hammonds delivered the first two units during the first week of March 2008.  The vehicles have a 90,000-pound towing capacity and will be utilized to handle materials and fixtures supporting the assembly of Boeing’s new 787 Dreamliner. Boeing has chosen the Hammonds’ ODV® as a preference over other competitors to support this project.  We are working closely with Boeing engineers to provide a production tool ideally suited for the demanding task of commercial aircraft manufacturing and to demonstrate a variety of applications designed around the ODV® that will enhance the efficiency and safety of their material handling operations.

Fuel Handling Equipment

Hammonds manufactures a wide variety of fluid injector systems that are driven and controlled by the flow of product. They utilize a fluid driven motor that furnishes power to the injector. Requiring no external power, these injectors provide accurate, proportionate-to-flow injection of up to eight different additives, separately or simultaneously. With primary applications in fuel distribution, Hammonds' fluid powered injectors are marketed to the general aviation industry and the U.S. military for injection of fuel system icing inhibitors, corrosion inhibitors, conductivity and thermal stability additives. Hammonds' fuel handling equipment provides an advanced means of blending additives and chemicals. New demand for the technology is being experienced for injecting fuel performance and fuel-economy enhancing additives. Businesses which consume large quantities of diesel, such as railroads, ships, long-haul truckers and similar operations, are targeted for programs which can offer immediate savings of about 10% on fuel consumption. Significant performance and maintenance benefits have been demonstrated as well. Hammonds continues to enjoy “best-in-class” distinction in the field of fuel injection technology, having been selected as sole-source provider of fuel blending and injection systems to the U.S. Military, worldwide.

"Smart" Electronic Injectors combine fluid powered technology with electronic process controls for use in data collection analysis and performance verification of Hammonds' fuel handling systems. This enables input into billing systems directly from the truck delivering the product.  Hammonds’ truck-mounted injectors are the technology of choice for custom blending jet fuel and a wide range of products, including diesel, LPGN (propane), home heating oil, and bio-diesel.

Water Treatment for Municipal and Industrial Use

Hammonds manufactures patented systems which provide water disinfection for a wide range of potable and waste water applications. Greater focus is being placed on water disinfection and safety issues associated with disinfection.  Purification and treatment of municipal drinking water and wastewater is a worldwide concern. The water treatment market is highly fragmented, consisting of many companies, including companies that design fully integrated systems for processing millions of gallons of water for municipal, industrial, and commercial applications. Demand for water treatment has continued to grow due to economic expansion, population growth, scarcity of usable potable water, concerns about water quality and regulatory requirements. Hammonds’ technology is used in many municipal water and waste-treatment applications and our equipment is frequently specified as components in systems manufactured by other companies. Rapid growth has been experienced in the installation of our patented systems for dispensing calcium hypochlorite disinfectant in food and poultry processing plants.

Fuel Additives

Hammonds' fuel additive division produces and markets motor and aviation fuel additives, with Biobor® JF as its primary product. Serving the aviation, stand-by power and marine fuel markets, Biobor® JF is one of only two biocides approved for use in aviation fuels. In 1991, Hammonds purchased the exclusive world-wide rights to Biobor® JF, a fuel biocide approved for control of microbial growth in hydrocarbon fuels. Biobor® JF was developed by U.S. Borax in conjunction with major oil companies and the aviation industry as a means of controlling dangerous corrosion and contamination of aviation fuel as a result of hydrocarbon-utilizing micro organisms. Biobor® JF continues to command the majority of the aviation market. Also widely used in diesel and heavy fuels of all grades, Hammonds sells performance additives including detergents, pourpoint depressants, cetane improvers, lubricity agents and fuel system icing inhibitors. These products are purchased in bulk from manufacturers such as GE and Union Carbide and are carefully selected to provide a well-rounded family of products to the commercial and marine, industry, aviation, railroad and off-road equipment markets. All such products have trademarked names owned by Hammonds.

Hammonds offers fuel test kits and materials used in quality control, filter media, water absorption materials and related accessories utilized extensively by aviation, off-road, commercial transportation, marine and railroad industries.

Innovative Pump Design

Hammonds received a United States patent on October 9, 2007 covering a uniquely designed metering pump (“Hammonds PumpTM”) capable of delivering a constant rate of flow of a wide range of fluids, over a wide range of viscosities, at infinitely variable delivery rates. The Hammonds PumpTM is able to provide the continuous delivery of fluid, which is achieved by using two identical pumping chambers, one operating in suction mode as the other is in discharge mode, switching modes with each cycle. Large displacement pumping chambers in the Hammonds PumpTM allow for a slow operating speed, reducing cavitation and other volumetric inefficiencies. Cavitation describes a condition occurring when a void or bubble is created in a pumping system, such as when the pump outruns its supply of product to be pumped. This condition results in inefficient operation and can result in complete destruction of the pump. Operated by ball-screw mechanisms, the Hammonds Pump TM’s pistons can be digitally actuated to dispense precise volumes of fluids ranging from fractions of an ounce to as much as hundreds of gallons of flow per minute, with pharmaceutical accuracy. The Hammonds PumpTM  represents a significant departure from prior art in the design of pumps as a result of the fact that the valves in the Hammonds PumpTM are mechanically operated, providing positive sealing and enabling operation at very low speeds.  Historically, most pumps have relied on the movement of the fluid being pumped to affect closure of the valves. That design feature limits operation of the pump to higher speeds in order to maintain effective closure of valves. Poorly sealing valves can contribute to cavitation and other operating problems. The dramatic difference in the new Hammonds PumpTM design is the use of mechanically operated valves, which permit operation over a much greater range of flow and working pressures.  One of the significant advantages of this design is that the reduced number of pumping cycles results in much less wear and maintenance of the pumping equipment.

Potential applications of the Hammonds PumpTM’ technology include many large industries, such as systems for injection of long-chain polymers into oil and gas transmission pipelines, injection systems for enhanced oil and gas recovery, municipal water and waste treatment, as well as refinery and chemical plant industries, among others. Hammonds revolutionary design is able to dispense with digital accuracy, shear sensitive liquids such as polymers, petroleum products, pharmaceuticals, and food products; serving many industries such as cosmetics, refined products, oilfield exploration and production, water and waste treatment, mining, and food processing.

Hammonds Business Strategy

“Innovation, Pure & Simple”TM is the way Hammonds describes its philosophy and business model. Since its inception, Hammonds has been a leader in providing new technology to several diverse industries. Hammonds continues to expand its scope as a leader in serving the fuels, water treatment and utility vehicle industries. We also believe that Hammonds will experience growth through sales of water treatment products, the addition of new pumping and dispensing technologies, and expansion of fuel additive applications. With Hammonds’ development of the Omni Directional Vehicle (ODV®) in addition to its other products and services, Hammonds continues to experience revenue growth with an expanding presence in multiple markets, sectors and industries.  During the past three fiscal years, Hammonds’ revenues increased by 90% from 2005 to 2006 and by 56% from 2006 to 2007.

Hammonds believes that future growth and profitability are attainable through careful management of corporate assets including:

- Diverse background in design, manufacturing and sales of materials handling equipment;
- Leadership in aviation fuels treatment for both commercial and military uses;
- Strong marketing alliances with major industries and organizations including Arch Chemical, CSX Railroad, Exxon/Mobil, BP, Aviation, Chevron(Texaco), Tomco, KopCoat, U.S. Army, U.S. Air Force, Defense Energy Supply and Lockheed Martin;
- Introduction and continued development of the ODV®, providing significant growth potential;
- Continued development of an extensive network of distributors and original equipment manufacturers;
- Patented, proprietary technology in markets with high growth potential;
- High profile visibility with broad based industries, such as aviation, petroleum distribution, water treatment and utility vehicles; and
- Ability to secure additional debt or equity financing at satisfactory terms and conditions.

Competition

The markets in which Hammonds operates are highly competitive. Several of our products and services compete against several large companies and many companies in fragmented, highly competitive markets. Many of our competitors have greater resources than Hammonds. Our business competes in the areas of water treatment technology, fuel handling equipment, fuel additives and industrial utility vehicles, principally on the basis of the following factors: product quality and specifications (water treatment technology and fuel additives); customized design and technical qualifications (fuel handling equipment and industrial utility vehicles); reputation, technical expertise and reliable service (fuel additives and fuel handling equipment). Competitive pressures and other factors could cause us additional difficulties in acquiring market share or could result in decreases in prices, either of which could have a material adverse effect on our financial position and results of operations.

Hammonds faces competition in the water treatment technology market from competitors offering similar equipment. Hammonds’ technology competes mainly against methodologies that continue to evolve as environmental and economic issues force the water treatment industry to seek new and more effective ways to purify a diminishing supply of usable water. Hammonds holds multiple patents for products used in a variety of current and emerging disinfection methods, including solid tablet, granular and liquid chlorine. Hammonds’ main competitors are PPG Industries and Arch Chemical, both of which companies market a packaged water treatment system and have far greater financial and other resources than the Registrant.

Among our competitors are some of the world's largest chemical and water treatment companies and major integrated companies that have their own raw material resources and far greater financial resources than Hammonds. Hammonds must compete with numerous well-established water treatment providers, fuel additive and chemical products companies, fuel handling equipment companies and industrial vehicle manufacturing and marketing companies, many of which possess substantially greater experience, financial, marketing, personnel and other resources than Hammonds.

Price is a powerful incentive in this industry, however, and performance with low installation costs will continue to drive customer demands. Hammonds believes that Gammon Technical Services and Lubrizol are its main competitors in its fuel handling equipment business. There are a number of small competitors that use non-proprietary technology.  Hammonds' fuel handling products are focused on unique market segments. Hammonds believes that its injectors are most successful in markets where electrical power and or metering equipment are not available. Hammonds has been a sole-source vendor supplying fuel-injection and blending technology for the United States Air Force and Army since 1985.

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

Hammonds' Biobor® JF fuel biocide is approved for control of microbial growth in hydrocarbon fuels. The Biobor® JF product, a fuel additive, is widely recognized as a standard for control of fuel-born microbial growth and has been widely accepted in the aviation, marine and power generation industries. Hammonds has established a very competitive position with the Biobor® JF product, selling to such major customers as Boeing, Dessault, Airbus, Lockheed, Cessna, Gulfstream, Learjet, General Dynamics, Pratt & Whitney, Rolls Royce, GE, Cummins, General Motors, Ford, Caterpillar, DaimlerChrysler and John Deere. Hammonds does not believe that any other product is as accepted in the market as its Biobor® JR. Biobor® JF is one of only two biocides approved for use in aviation fuels and it has also been tested and approved as a preservative for manufactured wood products such as engineered trusses, windows and sheet building materials. Hammonds believes that it enjoys strong market position in the aviation fuel additive market. Several other competitors have entered this market with limited success. There is considerable competition in the field of fuel biocides.

The aviation industry has begun to move from engine driven to electric powered equipment. Rechargeable battery powered vehicles promise more efficiency, less maintenance and cleaner air. A majority of new equipment in the aviation industry is based on electric power. Airlines are eagerly seeking new products and ideas. Competition is significant because much of the competitors' equipment is virtually similar. However, Hammonds believes that its ODV® has better features and can move faster, safer, smoother and with easier use and operation.

Many of our competitors have achieved significant national brand name and product recognition and engage in extensive promotional programs. Moreover, certain of our products and services use technology that is widely available. Accordingly, barriers to entry, apart from capital availability, may be low in certain product segments of our business, and the entrance of new competitors into the industry may reduce our ability to capture improving profit margins in circumstances where capacity utilization in the industry is increasing. Hammonds' ability to compete successfully will depend on our success at penetrating each targeted market with our products and services, market acceptance of our products and services, our ability to license and develop new and improved products, and our ability to develop and maintain distribution networks. There can be no assurance that Hammonds will be able to compete successfully, that its products will continue to meet with customer approval, that competitors will not develop and market products that are similar or superior to our products or that Hammonds will be able to successfully enhance its products or services.

Production Facilities

Hammonds leases a 106,000 square foot manufacturing and office facility on approximately 13 acres of land located in Houston, TX. The Houston, TX facility is leased from an unaffiliated third party at an annual rental of $436,380 and has sufficient production capacity to meet the Company’s anticipated needs for the foreseeable future.

Materials and Principal Suppliers

Hammonds' additive systems are assembled using fabricated parts from Hammonds' facility and machined parts manufactured in our in-house machine shop.  Hammonds’ performance additives, including detergents, pourpoint depressants, cetane improver, lubricity agents and fuel systems icing inhibitors, are produced by Hammonds from products that are purchased in bulk from manufacturers such as GE and Union Carbide.

The ODV® utilizes three main propulsion components: wheel drives, hydrostatic pumps and the engine or electric motor that powers the system.  A broad range of manufacturers offer equipment of this type, which makes sourcing of primary components selective and competitive.

Dependence on Major Customers

Hammonds depends on several major customers including Arch Chemical, CSX Railroad, Exxon/Mobil, BP Aviation, Chevron/Texaco, Tomco, KopCoat, Boeing, Defense Energy Supply and Lockheed Martin. In addition, Hammonds has been a long time supplier to all branches of the United States Military with on-going contracts to supply equipment to the U.S. Army. If any of these major industrial or governmental agencies terminated its relationship with Hammonds, whether as the result of technological advances by competitors, or otherwise, the business operations and financial condition of the Company could be adversely affected.

Patents, Trademarks And Licenses and Other Intellectual Property

Hammonds' products are covered by various United States patents and patents pending. At present, Hammonds owns over 25 patents covering various fuel additive systems, pumping technology, water treating equipment and Omni Directional Vehicles (ODV®). There are an additional 12 patents in pending status.

Employees

As of December 31, 2007, Hammonds had 65 full time employees, including Carl Hammonds, Hammonds’ founder, president and a director. No employees are covered by a collective bargaining agreement. Hammonds’ management considers relations with its employees to be satisfactory.

Environmental Laws and Regulations

Hammonds is required to comply with the rules and regulations promulgated by the U.S. Environmental Protection Agency (EPA), pursuant to the Environmental Protection Act. The original EPA registration for Biobor® JF included extensive testing in order to establish any potential adverse effects on personnel or the environment. The use of certain chemicals and other substances is subject to extensive and frequently changing federal, state, provincial and local laws and substantial regulation under these laws by governmental agencies, including the EPA, the Occupational Health and Safety Administration, various state agencies and county and local authorities acting in conjunction with federal and state authorities. Among other things, these regulatory bodies impose requirements to control air, soil and water pollution, to protect against occupational exposure to chemicals, including health and safety risks, and to require notification or reporting of the storage, use and release of certain hazardous chemicals and substances. Hammonds provides all required label warnings and instructions for the handling of its fuel additive products. Hammonds believes that it is in substantial compliance with all laws and regulations governing its material business operations and has obtained all required licenses and permits for the operation of its business. There can be no assurance in the future that Hammonds will be able to comply with all current or future government regulations in every jurisdiction in which it will conduct its material business operations without substantial cost or interruption of its operations, or that any present or future federal, state, provincial or local environmental protection regulations may not restrict Hammonds' present and possible future operations. In the event that Hammonds is unable to comply with such applicable environmental laws and regulations, Hammonds could be subject to substantial sanctions, including restrictions on its business operations, monetary liability and criminal sanctions, any of which could have a material adverse effect upon Hammonds' business. However, Hammonds' believes that it is in full compliance with all present environmental rules and regulations and that it should be able to remain in compliance in the future.

Risk Factors

Investing in our common stock will provide an investor with an equity ownership interest. Shareholders will be subject to risks inherent in our business. The performance of our shares will reflect the performance of our business relative to, among other things, general economic and industry conditions, market conditions and competition. The value of the investment may increase or decrease and could result in a loss. An investor should carefully consider the following factors as well as other information contained in this annual report on Form 10-K.

This annual report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risk factors described below and the other factors described elsewhere in this Form 10-K.

ITEM 1A. RISK FACTORS RELATED TO OUR BUSINESS

Dependence Upon Parent for Funding

In order to successfully grow Hammonds business and its plan to increase market share for Hammonds' products and services, we have been dependent upon the funding from our parent, American International Industries, Inc. (NasdaqCM: AMIN), which loan at December 31, 2007 was $594,640, and our parent's ability to secure and maintain our existing $2,000,000 revolving credit line from a financial institution.

The Company received approximately $5.4 million from the 2006 and 2007 VOMF Private Financing Transactions (See the discussion under "2006 Private Financing Transactions" and "2007 Private Financing Transactions" in “ITEM 1. DESCRIPTION OF BUSINESS”).  As a result of the fact that VOMF has exercised all of the warrants issued in the Private Financing Transactions, the Company will not receive any additional funding from VOMF unless new funding arrangements are negotiated. At present, the Company is not negotiating with VOMF or other institutional or private investors for additional funding.

If additional debt and/or equity financing is required in 2008, we believe that such financing will be available from our parent and institutional or other private investors at terms and conditions acceptable to the Company.  However, there can be no assurance that unforeseen events, such as the length of time necessary to generate market acceptance of the ODVs®, any unexpected material increased development costs, and the general economy in the markets where Hammonds operates, may result in an inability to secure necessary additional financing at satisfactory terms and conditions, if at all.

We may experience adverse impacts on our results of operations as a result of adopting new accounting standards or interpretations.

Our implementation of and compliance with changes in accounting rules, including new accounting rules and interpretations, could adversely affect our operating results or cause unanticipated fluctuations in our operating results in future periods. For example, we are required by the Sarbanes-Oxley Act of 2002 to file annual reports and quarterly reports disclosing the effectiveness of our internal controls and procedures. Although we believe our internal controls are operating effectively, and we have committed internal resources to ensure compliance, we cannot guarantee that we will not have any material weaknesses as reported by our auditors, or that such deficiencies will not be discovered through our internal reviews, and such determination could materially adversely affect our business or significantly increase our costs in order to establish effective controls and procedures.

Competition

While we believe that we are competitive and have an established presence in our water treatment technology systems, fuel handling equipment systems, additives for general fuels and commercial aviation fuels business sectors, we may face significant competition in our efforts to market and sell our new ODV® line. Further we could face competition from our customers, if they determine to produce and use the products we presently sell in our water treatment technology systems, fuel handling equipment systems, additives for general fuels and commercial aviation fuels business sectors. Many of our customers are well-established entities and possess far greater financial, technical, human and other resources than does the Company.

We must compete against many companies in fragmented, highly competitive markets and we have fewer resources than many of those companies. Our business sectors compete principally on the basis of the following factors: product quality and specifications (water treatment technology and fuel additives); customized design and technical qualifications (fuel handling equipment and industrial utility vehicles); and reputation, technical expertise and reliable service (fuel additives and fuel handling equipment). Competitive pressures, including those described above, and other factors could cause us additional difficulties in acquiring and maintaining market share or could result in decreases in prices, either of which could have a material adverse effect on our financial position and results of operations. From time to time, the intensity of competition results in price discounting in a particular industry or region. Such price discounting puts pressure on margins and can negatively impact our ability to generate an operating profit.

Development efforts for our ODV® product line are dependent upon factors outside of our control, and upon successful completion of development and market acceptance

We have devoted significant financial and other resources to the development of our new Omni Directional Vehicle (ODV®) line. We are dependent upon the ability of the third party manufacturers and subcontractors of the ODV® components necessary for us to successfully complete manufacturing of the units in a timely manner, with the features that are required, in order for us to be able to commercially exploit our development. Hammonds believes that the patented new design can be utilized in connection with forklifts, freight terminal tractors, security vehicles, industrial highway mowers and a full range of aviation ground handling vehicles. Hammonds has produced several prototypes of its ODV® products at its plant in Houston, TX. While Hammonds has been successful in generating initial ODV® stocking orders and has scheduled delivery of at least 2 ODVs® per month for the next 12 months, and has recently received an order for two ODVs® from The Boeing Company, there can be no assurance that Hammonds will be able to successfully manufacture and sell a sufficient number of ODV® units to generate significant revenues and profits.

In each of the target markets for Hammonds' ODV®, we must face competition from older and more established companies and will be dependent on gaining market approval for our patented new ODV® technology. We must compete with providers of traditional forklifts, freight terminal tractors, security vehicles, industrial highway mowers and a full range of aviation ground handling vehicles and gain market acceptance for our uniquely designed ODV®. If we are successful in generating demand for our ODV®, we will be dependent upon third party manufacturers to produce, on a timely basis, necessary ODV® components with the quality and quantity that will be required.

We rely heavily on commodities in the manufacturing of our equipment and price fluctuations can have a material and adverse effect on the cost structure of our business

We are exposed to fluctuations in market prices for various commodities in the production of our fuel additive and water treatment products. The rising price of steel also can have an impact on the cost of production of our ODVs®. At this time, we are unable to predict the potential impact of future increases in commodity costs on the cost of our products, or our ability, if any, to increase the selling price of our products to cover such costs. We have not established arrangements to hedge commodity prices and, where possible, to limit near-term exposure to fluctuations in raw material prices. As a result, the cost to manufacture our products may rise at a time when we are unable to increase the selling price of such products.

Our business is subject to environmental regulations; failure to comply could result in substantial penalties

We are regulated by various U.S., state and local environmental laws governing our use of substances and control of emissions in all our operations. Compliance with these laws could have a material impact on our capital expenditures, earnings, or competitive position. Our failure or inability to comply with the applicable laws and regulations could result in monetary or other penalties, resulting in unanticipated expenditures or restrictions on our ability to operate.

We are dependent on third-party distributors for our ODV® sales, which could reduce our ability to gain marketplace acceptance

We have begun efforts to build the Hammonds’ ODV® brand through direct sales and through distribution networks and major supply agreements with other companies. Several distributors have elected to carry initial stocking inventories of our ODV®. We are dependent upon our distributors' success in generating customer orders for the stocking inventory they have purchased and in continued orders for future shipment.

Any material disruption or termination of our relationships with certain suppliers could have a material adverse effect on our operations

Certain of the components included in our products, including our fuel handling equipment, our fluid injector systems and our new ODV® equipment, are obtained from a limited number of suppliers. Any material disruption or termination of supplier relationships could have a material adverse effect on our operations. We believe that alternative sources could be obtained, if necessary, but the inability in a timely manner to obtain sufficient quantities of necessary components or the need to develop alternative sources, if and as required in the future, could result in delays or reductions in product shipments, which in turn could have an adverse effect on our operating results and customer relationships.

Actual results could differ from the estimates and assumptions that we use to prepare our financial statements

To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions, as of the date of the financial statements, which affects the reported values of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include:

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
    - timing of the introduction of new products and services and market acceptance of the same

We are subject to the risks associated with being a government contractor

We are a provider of products and services to governmental agencies, including municipal water agencies, waste treatment, and our fuel additive and injector services for the U.S. military. We are therefore exposed to risks associated with government contracting, including reductions in government spending, canceled or delayed appropriations specific to our contracts or projects, heightened competition and modified or terminated contracts. Legislatures typically appropriate funds for a given program on a year-by-year basis, even though contract performance may take more than one year and is not always guaranteed. As a result, at the beginning of a contract or project, the related contract or project may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, competing priorities, curtailments in the use of government contracting firms, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures.

Our dependence on major customers could adversely affect us

Hammonds has been dependent upon its ability to market its products and services to major industrial and governmental agencies such as Arch Chemical, CSX Railroad, Exxon/Mobil, BP Aviation, Chevron/Texaco, Tomco, KopCoat, U.S. Army, U.S. Air Force, Boeing, Defense Energy Supply and Lockheed Martin. If any of these major industrial or governmental agencies terminated its relationship with Hammonds, whether as the result of technological advances by competitors, or otherwise, the business operations and financial condition of the Company could be adversely affected.

Our failure to attract and retain qualified personnel, including key officers, could have an adverse effect on us

While we believe that our current personnel of 65 employees is sufficient for the forseeable future, our ability to attract and retain qualified engineers, and other professional personnel to satisfy our needs is an important factor in determining our future success. The market for these skilled professionals is competitive, and there can be no assurance that we will be successful in our efforts to attract and retain additional professionals as our need increases. In addition, our ability to be successful depends in part on our ability to attract and retain skilled laborers in our manufacturing and service business. Demand for these workers can be high at times and the supply can be extremely limited at times. Our success is also highly dependent upon the continued services of our key officer, Carl Hammonds, our president, and the loss of Mr. Hammonds could adversely affect us. The Company has "key" man life insurance on the life of Mr. Hammonds in an amount that it deems sufficient.

Risks inherent in establishing a new market

There can be no assurance that we will be successful in marketing our ODV® line, which uses a new technology aimed at a highly competitive industry for industrial utility vehicles. The market for new products can be very difficult to establish. There are competitors with long-established products, accepted technology and greater financial resources for marketing such products. If the market for our ODV® product line takes longer to develop and grow than anticipated, this would have an adverse effect on revenues and potential profitability. While we believe the ODV® represents an important innovation in industrial utility vehicles, we cannot be assured that our targeted customers will purchase a significant number of units or that we will be able to establish a nationwide and international network of distributors. If the market develops more slowly than anticipated we may require additional financing and will be dependent upon our parent to provide or otherwise secure necessary financing at acceptable terms and conditions.
Our revolutionary pump design incorporated in the Hammonds PumpTM represents a significant departure from the existing standard in the design of pumping technology. The new Hammonds PumpTM has potential application in a number of markets and uses, and the Company is developing plans to introduce the technology in the near future. Introduction of completely new products presents challenges and requires investment of significant financial and personnel resources to establish market presence through, among other means, media advertising and trade show participation, establishing the requisite marketing and sales infrastructure, developing and refining processes for manufacturing and information flow, and establishing appropriate quality assurance processes.

There can be no assurance that the Company will be successful in its ability to continue to obtain the financing necessary to introduce the technology, or that having obtained such financing, will be successful in marketing the line of Hammonds’ products.

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

Changes in technology, competitively imposed process standards and regulatory requirements influence the demand for many of our products and services. In order for us to continue to grow and remain competitive, we must be able to anticipate changes in technological and regulatory standards. We must be able to continue to introduce new and enhanced products on a timely basis. We may not achieve these goals and some of our products may become obsolete. New products often face lack of market acceptance, development delays or operational failure. Stricter governmental regulations also may affect acceptance of new products. Our various patents may not provide substantial protection from competition or be of commercial benefit to us. We may not be able to enforce our rights under trademarks or patents against third parties. Some international jurisdictions may not protect these kinds of rights to the same extent that they are protected under U.S. law. If a third party successfully challenges our trademarks or patents, it may affect our competitive and financial position.

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

The environmental health and safety laws and regulations to which we are subject are subject to change and it is impossible to predict the effect of any future changes to these laws and regulations on us. We do not yet know the full extent, if any, of environmental liabilities associated with many of our contracts or projects. There can be no assurance that our operations in the future will be able to continue to comply with future laws and regulations.

The level of enforcement of these laws and regulations also affects the demand for many of our services. Changes in regulations and the perception that enforcement of current environmental laws has been reduced have decreased the demand for some services, as customers have anticipated and adjusted to the potential changes. Future changes could result in increased or decreased demand for some of our services. The ultimate impact of the proposed changes will depend upon a number of factors, including the overall strength of the economy and customers' views on the cost-effectiveness of remedies available under the changed regulations. If proposed or enacted changes materially reduce demand for our environmental services, our results of operations could be adversely affected.

Dependent upon our ability to manage our growth.

Hammonds anticipates continued rapid growth in the future, especially if marketing efforts for our new ODV® are successful. In such event we will require effective management and additional financial and other resources. This growth, if achieved, will place significant strains on the Company's financial, managerial and other resources. Failure to effectively manage growth could have a materially adverse effect on the Company's business and results of operations.

Limited patent and proprietary information protection

Hammonds believes that its patents for its various products and systems, including the new ODV® and the Hammonds PumpTM, and the proprietary processes used in production of its products and equipment systems, does not infringe on the patents and proprietary rights of others. In the event that Hammonds' products infringe the patent or proprietary rights of others, we may be required to modify our process or obtain a license. There can be no assurance that we would be able to do so in a timely manner, upon acceptable terms and conditions or at all. The failure to do so would have a material adverse effect on the Company's business. In addition, there can be no assurance that the Company will have the financial or other resources necessary to prosecute or defend a patent infringement or proprietary rights action. Moreover, if any of the Company's products infringe patents or proprietary rights of others, the Company could, under certain circumstances, become liable for damages, which could have a material adverse effect on the Company. Hammonds relies on its own patents and proprietary know-how and confidential information and employs various methods to protect the processes, concepts, ideas and documentation associated with its proprietary rights. However, such patents and methods may not afford complete protection and there can be no assurance that others will not independently develop such processes, concepts, ideas and documentation or otherwise challenge the Company's patents. Although the Company requires all of its employees to sign non-disclosure, non-competition and inventions agreements, there can be no assurance that such agreements will be enforceable or will provide meaningful protection to the Company. There can be no assurance that the Company will be able to adequately protect its patents and trade secrets or that other companies will not acquire information that the Company considers proprietary. Moreover, there can be no assurance that other companies will not independently develop know-how comparable to or superior to that of the Company.

RISK FACTORS RELATED TO MARKET OF OUR COMMON STOCK

Market prices of our equity securities can fluctuate significantly

The market prices of our common stock may change significantly in response to various factors and events beyond our control, including the following:

- the other risk factors described in this Form 10-K;
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

There is only a limited trading market for our common stock

Our Common Stock is subject to quotation on the NASD Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. There has only been limited trading activity in our common stock. Quotation of the Company's securities on the NASD Bulletin Board limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The Nasdaq Stock Market or a national exchange. There can be no assurance that a more active trading market will commence in our securities as a result of the increasing operations of Hammonds. Further, in the event that an active trading market commences, there can be no assurance as to the level of any market price of our shares of Common Stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

State blue sky registration; potential limitations on resale of our securities

Our common stock, the class of the Company’s securities that is registered under the Exchange Act, has not been registered for resale under the Securities Act of 1933 or the "blue sky" laws of any state. The holders of such shares and persons who desire to purchase them in any trading market should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

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

Dividends unlikely on our common stock

We do not expect to pay dividends for the foreseeable future. Furthermore, the August and September 2006 Private Financing Transactions with VOMF provide that no cash dividends may be paid on our common stock unless and until all accrued dividends on the Series A and Series B Preferred Stock have been paid. The payment of dividends, if any, will be contingent upon our future revenues and earnings, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our board of directors. It is our intention to retain all earnings for use in the business operations of Hammonds and accordingly, we do not anticipate that the Company will declare any dividends on its common stock for the foreseeable future.

Possible issuance of additional securities

Our Articles of Incorporation authorize the issuance of 195,000,000 shares of common stock, par value $0.0001 and 5,000,000 shares of preferred stock, par value $0.0001. At December 31, 2007, we had 49,748,257 shares of common stock issued and 3,769,626 shares of preferred stock issued. We may issue additional shares of common stock in connection with any future acquisitions of operating businesses or assets or to raise additional funding for our operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

If the 833,333 shares of Series A Preferred Stock, 833,333 shares of Series B Preferred Stock, and 2,102,960 of Series C Preferred Stock issued to VOMF are converted into shares of common, we would be required to issue an additional 37,696,260 shares of common stock.

Compliance with Penny Stock Rules

Our securities are presently considered a "penny stock" as defined in the Exchange Act and the rules thereunder, since the price of our shares of common stock is less than $5. Unless our common stock is otherwise excluded from the definition of "penny stock," the penny stock rules apply with respect to that particular security. The penny stock rules require a broker-dealer prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements, if applicable, could additionally limit the level of trading activity for our common stock and could make it more difficult for investors to sell our common stock.

Shares eligible for future sale

As of December 31, 2007, the Registrant had 49,748,257 shares of common stock issued and outstanding, 46,073,750 shares are "restricted" as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of one year may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one (1%) percent of (a) the Company's issued and outstanding common stock or (b) the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has not been an affiliate of the Company during the three months preceding the sale and who has satisfied a two-year holding period. However, all of the current shareholders of the Company owning 5% or more of the issued and outstanding common stock are subject to Rule 144 limitations on selling.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of the filing of this annual report on Form 10-K, there were no material unresolved comments from the staff of the Securities and Exchange Commission.

ITEM 2. DESCRIPTION OF PROPERTIES

Hammonds' corporate office is located at the offices of American International Industries, Inc., 601 Cien Street, Suite 235, Kemah, TX 77565, which space is provided to us on a rent-free basis. These facilities consist of approximately 1,730 square feet of executive office space and are leased by American International Industries from an unaffiliated third party. Hammonds believes that the office facilities are sufficient for the foreseeable future.

Hammonds' production facilities are located on approximately 13 acres of land in Houston, TX and include a 106,000 square foot industrial manufacturing, production, warehousing and distribution plant that also serves as Hammonds' territorial sales office. The real property and plant are leased to Hammonds by an unaffiliated third party at a monthly rental of $36,365. This facility has sufficient production capacity to meet our anticipated needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDING

Hammonds' officers and directors are not aware of any threatened or pending litigation to which we are a party or which any of our property is the subject and which would have any material, adverse effect on Hammonds.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the year ended December 31, 2007, no matters were submitted to a vote of our security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted under the symbol HMDI on the NASD Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The NASDAQ Stock Market. Quotation of the Company's securities on the NASD Bulletin Board limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The NASDAQ Stock Market or a national exchange. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2008				Fiscal 2007		Fiscal 2006
	High		Low		High	Low	High	Low
First Quarter ended March 31	$	---	$	---	$0.35	$0.20	$0.60	$0.35
Second Quarter ended June 30	$	---	$	---	$0.44	$0.20	$0.45	$0.30
Third Quarter ended September 30	$	---	$	---	$0.75	$0.21	$0.55	$0.25
Fourth Quarter ended December 31	$	---	$	---	$0.60	$0.29	$0.44	$0.20

As of December 31, 2007, our shares of common stock were held by approximately 200 stockholders of record. The transfer agent for our common stock is Colonial Stock Transfer, Salt Lake City, UT.

Dividends

Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore. We have never declared cash dividends on our common stock and our Board of Directors does not anticipate paying cash dividends in the foreseeable future as it intends to retain future earnings to finance the growth of our businesses. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. However, the 2006 Private Financing Transactions with VOMF provide that no cash dividends may be paid on our common stock unless and until all accrued dividends on the Series A and Series B Preferred Stock have been paid.

Securities Authorized for Issuance Under Equity Compensation Plans

On September 1, 2007, we entered into a service agreement with Sherry Couturier, CFO, pursuant to which the Company shall pay Ms. Couturier compensation of $4,000 per month by the issuance of a number of shares of the Company’s common stock registered on Form S-8 in an amount equivalent to $4,000 per month.

On November 1, 2007, the Company entered into an employment agreement with Daniel Dror, Chairman and CEO, pursuant to which Mr. Dror will be issued common stock of 10,000 restricted shares per month commencing on December 1, 2007 and on each consecutive month.

Sale of Unregistered Securities

On March 27, 2007, Vision Opportunity Fund Limited ("VOMF"), an institutional investor, exercised 3,970,400 Series C Warrants at an exercise price of $0.18 per share or gross proceeds of $714,672 to the Company and VOMF was issued 3,970,400 restricted shares of common stock.

On June 1, 2007, the Company issued 100,000 shares of restricted stock valued at $40,000 as a signing bonus to Sherry L. Couturier, for agreeing to serve as our new CFO.

On July 20, 2007, the Company issued 50,000 shares of restricted stock valued at $20,000 as a director’s fee to John W. Stump III.

On August 24, 2007, the Company issued 1,850,000 shares of restricted stock valued at $388,500 in bonuses to the officers and key employees of the Company, and 500,000 shares of restricted stock to American International Industries, Inc. valued at $105,000 as a management fee.

On September 20, 2007, the Company entered into an agreement with VOMF pursuant to which the Series A, B and C Warrants were amended to: (i) adjust the exercise price of all of the Warrants to $0.10; and (ii) provide for the issuance of a total of 2,102,960 shares of the Company's newly authorized Series C Convertible Preferred Stock in lieu of 21,029,599 shares of common stock. On September 21, 2007, VOMF delivered a notice of exercise of all 21,029,599 Series A, B and C Warrants at an exercise price of $0.10 per warrant, from which the Company received net proceeds of $981,162 and VOMF cancelled a short-term promissory note in the amount of $1,000,000, representing a loan made by VOMF to the Company on August 17, 2007.

On October 15, 2007, the Company issued 7,142,857 shares of restricted common stock at $0.14 per share to its parent in connection with the parent's conversion of a $1,000,000 promissory note.

The Company believes that the issuances of these restricted shares were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions.

Issuer purchases of equity securities

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the fourth quarter of 2007.

Maximum
Number of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
	Total Number of	Average Price	as Part of Publicly	the Plans at the
Period	Shares Purchased	Paid Per Share	Announced Plans	End of the Period

October 1, 2007 to October 31, 2007	2,000	$0.54	-	-
November 1, 2007 to November 30, 2007	-	-	-	-
December 1, 2007 to December 31, 2007	-	-	-	-
	2,000	$0.54	-	-

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2007	2006	2005	2004	2003
Operating Results Data:
Revenues	$10,096,538	$6,467,393	$3,395,151	$-	$-
Net income (loss)	$(2,671,904)	$(2,446,563)	$(1,194,652)	$(6,993)	$25,096
Regular preferred dividends	$(29,575)	$(60,425)	$-	$-	$-
Deemed preferred dividends	$(1,981,162)	$(1,290,898)	$-	$-	$-
Net income (loss) applicable to common shareholders	$(4,682,641)	$(3,797,886)	$(1,194,652)	$(6,993)	$25,096
Net income (loss) per basic common share	$(0.11)	$(0.14)	$(0.06)	$-	$-
Net income (loss) per diluted common share	$(0.11)	$(0.14)	$(0.06)	$-	$-
Basic weighted average common shares	41,588,128	26,841,849	20,111,000	20,000,000	20,000,000
Diluted weighted average common shares	41,588,128	26,841,849	20,111,000	20,000,000	20,000,000

Financial Position Data:
Total assets	$10,815,238	$10,384,397	$5,749,767	$832,142	$839,120
Long-term debt, less current installments	$2,665,585	$2,464,050	$-	$-	$-
Stockholders' equity	$5,772,546	$3,858,357	$(344,775)	$832,127	$839,120

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes appearing elsewhere in this annual report. The following discussion contains forward-looking statements reflecting our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this report, particularly in the section entitled "Risk Factors" of this annual report.

General

Hammonds is a 48.2% owned subsidiary of American International Industries, Inc., NasdaqCM: AMIN. AMIN consolidates Hammonds even though its ownership is less than 51%, because AMIN appoints the members of Hammonds’ board of directors. Since Hammonds is incurring losses and the minority interest has no recorded common stock equity value, AMIN recognizes 100% of Hammonds’ losses.  AMIN’s ownership percentage will be diluted in the event of the conversion by Vision Opportunity Fund Limited (VOMF) of their shares of Hammonds' Series A, B and C Convertible Preferred Stock into shares of Hammonds' common stock.  The Company received approximately $5.4 million from the 2006 and 2007 VOMF Private Financing Transactions (See the discussion under "2006 Private Financing Transactions" and "2007 Private Financing Transactions" in “ITEM 1. DESCRIPTION OF BUSINESS”).

In 2005, the Company, through its parent company, acquired 51% of the capital stock of Hammonds Technical Services, Inc. See Note 2 “Acquisition” below. Hammonds Technical Services, Inc. and Hammonds Fuel Additives, Inc. were separate privately-owned Texas companies. In connection with the 2005 acquisition by the Company, Hammonds Fuel Additives was merged into Hammonds Technical Services. In April 2005 and January 2006, respectively, Hammonds Fuel Additives and Hammonds Water Treatment Systems, respectively, were reincorporated as separate entities from Hammonds Technical Services, and all three entities are wholly-owned subsidiaries of the Company. On August 1, 2006, the Company acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. in consideration for the issuance to Carl Hammonds of 16,000,000 restricted shares of common stock, valued at a price of $0.25 per share, the price of the Company's common stock at the date of the transaction. As a result of this transaction, the Company owns 100% of each of the Hammonds subsidiaries.

Revenue and expenses of Hammonds are included in the Company’s consolidated statements of operations from May 1, 2005 through the year ended December 31, 2007.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2007 VERSUS YEAR ENDED DECEMBER 31, 2006

Revenues

Gross revenues for the year ended December 31, 2007 were $10,096,538 compared to $6,467,393 for the year ended December 31, 2006, representing an increase of $3,629,145, or 56%.  The increase was due to higher demand for Hammonds Water Treatment products and increased sales of Hammonds Technical Services’ transport mounted injection systems.  Hammonds Water Treatment revenues increased by $1,113,616, or 54%, and Hammonds Technical Services revenues increased by $2,608,935, or 82%.

Cost of Sales

Cost of sales for the year ended December 31, 2007 was $7,859,639 or 77.8% of revenues compared to $5,336,529 or 82.5% of revenues for the year ended December 31, 2006. Costs of sales are anticipated to continue to decrease during 2008 as a percentage of revenues, as a result of improved absorption of fixed costs over an increasing revenue base and manufacturing efficiencies resulting from new, more efficient equipment and production techniques.

General and administrative expenses

In 2007, selling, general and administrative expenses totaled $4,343,934 or 43.0% of revenues compared to $3,311,656 or 51.2% of revenues in 2006. The selling, general and administrative expenses increased primarily due to stock based compensation issued to officers and key employees of $469,600, increased depreciation and amortization expense of $201,273, increased rent and utilities of $155,574, and other increases for sales and marketing expenses related to our increase in revenues.  To accommodate increased production, Hammonds now occupies the entire Rankin Road warehouse and office facility, of which 24,000 square feet was occupied by another tenant prior to 2007, resulting in increased rent and utilities.

Operating Loss

Our operating loss decreased to $2,107,035 in 2007 compared to $2,180,792 in 2006. Our 2007 and 2006 operating loss was mainly attributable to costs of manufacturing, including manufacturing components and direct and indirect labor costs for the production of Hammonds’ new line of ODVs®, injector systems and water purification systems. We expect that our operating loss will decrease with the anticipated growth in revenues and reduced expenses associated with research and development as a percentage of revenues.

Other Income / Loss

Other income / loss for the Company in 2007 includes interest expense of $436,325 and finance expense associated with the issuance and sale of Series A, B and C Convertible Preferred Stock of $386,334. Other income / loss for the Company in 2006 includes interest expense of $491,344, interest and other income of $75,573, and Hammonds participation in the parent's gain on the sale of the Rankin Road property of $150,000.

Net Loss

Our net loss was $2,671,904 in 2007 and $2,446,563 in 2006.

YEAR ENDED DECEMBER 31, 2006 VERSUS YEAR ENDED DECEMBER 31, 2005

Revenues

Gross revenues for the year ended December 31, 2006 were $6,467,393 compared to $3,395,151 for the year ended December 31, 2005, or an increase of 90.5%. During fiscal 2005, Hammonds’ production facility in Houston, TX was forced to close for approximately two weeks related to Hurricane Katrina. In addition, Hammonds’ production operations were halted for two weeks in connection with Hammonds’ move from a leased facility to a facility owned by the Registrant’s parent. The two stoppages reduced Hammonds revenues from those anticipated. Subsequent to the year ended December 31, 2006, Hammonds received orders for: its new line of ODVs®; water purification products; and fuel additives and injectors.

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

Operating Loss

Our operating loss was $2,180,792 in 2006 compared to $1,106,272 in 2005. Our 2006 operating loss was mainly attributable to increased costs of manufacturing including manufacturing components and direct and indirect labor costs for the production of Hammonds’ new line of ODVs®, injector systems and water purification systems, while the loss in 2005 was in part caused by Hammonds’ two work stoppages and the later than anticipated introduction of the new ODV® line.

Other Income / Loss

Other Income / loss for the Company in 2006 includes interest expense of $491,344, interest and other income of $75,573, and Hammonds’ participation in the parent's gain on the sale of the Rankin Road property of $150,000. Other income / loss in 2005 consisted primarily of interest expense of $106,617.

Net Loss

Our net loss was $2,446,563 in 2006 and $1,194,652 in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our current assets were $4,163,086 at December 31, 2007, consisting mainly of cash, inventories and accounts receivable, compared to $3,382,293 at December 31, 2006, or an increase of 23.1%.  Working capital was $2,660,254 at December 31, 2007 compared to $1,754,559 at December 31, 2006. Our total assets at December 31, 2007 and 2006 were $10,815,238 and $10,384,397, respectively.

We had current liabilities of $1,502,832 at December 31, 2007 compared to $1,627,734 at December 31, 2006, consisting principally of current installments of long-term debt and accounts payable and accrued expenses. At December 31, 2007, we had long-term liabilities of $3,539,860 consisting primarily of notes payable to banks of $2,665,585, and a note payable to our parent, American International Industries, Inc. in the amount of $594,640.  At December 31, 2006, we had long-term liabilities of $4,898,306 consisting of notes payable to banks of $2,464,050, a note payable to our parent, American International Industries, Inc. in the amount of $1,931,056, and a deferred tax liability of $503,200.  During 2007, the note payable to our parent was reduced by $1,336,416.  The company transferred notes receivable of $370,927 as a partial payment toward this note and issued 7,142,857 shares of restricted common stock for the conversion of $1,000,000 of the note.

During 2007, we had a negative cash flow from operations of $1,037,921 mainly due to our net loss of $2,671,904, a decrease in the provision for deferred taxes of $346,665, and an increase in inventories of $347,189, offset by depreciation and amortization of $828,773, stock based compensation of $469,600, and finance expense associated with the issuance and sale of Series A, B and C Convertible Preferred Stock of $386,334.

In  2006, we had a negative cash flow from operations of $3,044,382 mainly due to our net loss of $2,446,563, a gain on disposal of assets of $150,000, an increase in accounts receivable, inventories and prepaid expenses of $908,529, a decrease in accounts payable and accrued expenses of $180,791, offset by depreciation and amortization of $627,500.

During 2005, we had a negative cash flow from operations of $1,419,992 mainly due to our net loss of $1,194,652, an increase in accounts receivable and inventories of $515,747, offset by depreciation and amortization of $304,946.

We funded our cash used in operating activities in 2007 through proceeds from the issuance of preferred stock in the amount of $1,981,162, proceeds from the issuance of common stock in the amount of $694,672, short-term borrowings of $1,000,000, and long-term borrowings in the amount of $284,551. We made payments of $1,186,411 on short-term borrowings and $44,451 on long-term borrowings during 2007.

During 2006, we funded our cash used in operating activities through proceeds from the issuance of preferred stock in the amount of $2,710,120 and long-term borrowings in the amount of $1,012,231. We made payments of $514,984 on long-term borrowings during 2006.

In 2005, we funded our cash used in operating activities through proceeds from our long-term line of credit in the amount of $2,131,605 and through borrowings of $998,300 from our parent. We made payments of $570,223 on short-term borrowings during 2005.

We used cash in investing activities of $487,114 in 2007. Cash was used to purchase property and equipment in the amount of $365,290, secure patents and trademarks in the amount of $75,718, and an option to buy American International Industries, Inc. stock for $100,000 as part of a lawsuit settlement.

We provided cash from investing activities of $186,667 in 2006 compared to using cash for investing activities of $1,077,914 in 2005. Cash was used to purchase property and equipment in the amount of $51,841 in 2006 compared to $119,006 in 2005. The cash provided from investing activities includes $150,000 in proceeds received from our parent for Hammonds’ participation in the sale of the Rankin Road property.

There are no limitations in the Company's articles of incorporation on the Company's ability to borrow funds or raise funds through the issuance of restricted common stock. The Company's resources together with the resources of its corporate parent have facilitated its ability to secure a revolving line of credit and the Company believes that it has the ability to borrow funds and/or raise capital through the sale of restricted stock. To the extent that additional debt financing is utilized, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

Related Party Transactions

The Company has been and continues to be dependent upon the funding from its parent, American International Industries, Inc. At December 31, 2007, the Company owed the parent $594,640 (see note 15).

Off-Balance Sheet Arrangements

As of December 31, 2007 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". SFAS 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141R also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.

In December 2007, the FASB issued SFAS No. 160. “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.

Management has reviewed these new standards and believes that they have no impact on the financial statements of the Company at this time; however, they may apply in the future.

Contractual Obligations and Commitments

As of December 31, 2007, Hammonds leases its 106,000 square foot manufacturing and office facility in Houston, TX from an unrelated third party at annual rental of $436,380 (see note 14 to the consolidated financial statements).

Critical Accounting Estimates

Our significant accounting policies are described in note 1 to our consolidated financial statements for the year ended December 31, 2007. The following supplements the description of our accounting policies as described in the notes to our consolidated financial statements.

Hammonds Technical Services' business involves the manufacturing of several different lines of equipment and product systems. As a result, Hammonds is subject to fluctuations in profitability from period to period due to the types and quantities of equipment and product systems ordered by and delivered to its customers., Hammonds has a backlog of orders and this is expected to permit Hammonds to achieve economic efficiencies in purchasing inventory and in allocation of its workforce. Further, with its improving liquidity. Hammonds has begun to generate improving economies in manufacturing. New manufacturing equipment and manufacturing processes are coming on-line, resulting in significant improvement in efficiency and product quality.

Subsequent to year end December 31, 2005, Hammonds Technical Services, Inc. was separated into three segments: (i) Hammonds Technical Services, Inc., which is the manufacturing segment for all Hammonds product lines (ii) Hammonds Fuel Additives, Inc., which supplies all of the fuel additives; and (iii) Hammonds Water Treatment Solutions, Inc. which provides water and waste treatment, chlorination and pumping technologies and systems.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at December 31, 2007, due to the generally short maturities of these items. December 31, 2007, our investments were primarily in short-term dollar denominated bank deposits with maturities of a few days, or in longer-term deposits where funds can be withdrawn on demand without penalty. We have the ability and expect to hold our investments to maturity.

The Company’s outstanding long-term debt as of December 31, 2007, is at fixed interest rates, prime plus 1%, or prime floating rate. The Company does not believe that a change of 100 basis points in interest rates would have a material effect on the Company’s financial condition.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL
REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined by SEC rules adopted under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It consists of policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we made an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Hammonds Industries, Inc. and Subsidiary
Houston, Texas

We have audited the accompanying consolidated balance sheet of Hammonds Industries, Inc. and Subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Hammonds Industries, Inc. and Subsidiary as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ GLO CPAs LLLP
GLO CPAs LLLP
March 18, 2008
Houston, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Hammonds Industries, Inc. and Subsidiary
Houston, Texas

We have audited the accompanying consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2005 of Hammonds Industries, Inc. and Subsidiary. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ Thomas Leger & Co., L.L.P.
Thomas Leger & Co., L.L.P.
April 17, 2006
Houston, Texas

HAMMONDS INDUSTRIES, INC.
Consolidated Balance Sheets
December 31, 2007 and December 31, 2006

	December 31, 2007	December 31, 2006
		(Restated)

Assets
Current assets:
Cash	$1,597,361	$396,505
Trading securities	28,314	-
Accounts receivable, less allowance for doubtful accounts of
$104,169 at December 31, 2007 and $99,387 at December 31, 2006	791,374	1,328,215
Current portion of notes receivable	-	229,418
Inventories, net	1,656,801	1,309,612
Prepaid expenses and other assets	89,236	118,543
Total current assets	4,163,086	3,382,293

Long-term notes receivable, less current portions	-	160,892
Property and equipment, net	1,132,472	782,032
Intangible assets, net	5,457,365	6,038,870
Other assets	62,315	20,310
Total assets	$10,815,238	$10,384,397
Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$1,326,808	$1,333,831
Short-term note payable	89,999	276,410
Current installments of long-term capital lease obligations	29,967	-
Current installments of long-term debt	56,058	17,493
Total current liabilities	1,502,832	1,627,734

Long-term capital lease obligations, less current installments	123,100	-
Long-term debt, less current installments	2,665,585	2,464,050
Due to American International Industries, Inc.	594,640	1,931,056
Deferred tax liability	156,535	503,200
Total liabilities	5,042,692	6,526,040

Stockholders' equity (deficiency):
Preferred stock, $0.001par value, authorized 5,000,000 shares:
3,769,626 issued and outstanding at December 31, 2007, and
1,666,666 issued and outstanding at December 31, 2006	377	167
Additional paid-in capital - preferred stock	4,811,573	1,290,731
Additional paid-in capital - beneficial conversion	3,272,060	1,290,898
Additional paid-in capital - warrants	-	1,419,222
Common stock, $0.0001 par value, authorized 195,000,000 shares:
49,748,257 shares issued and outstanding at December 31, 2007, and
36,135,000 shares issued and outstanding at December 31, 2006	4,975	3,614
Additional paid - in capital	7,480,255	4,967,778
Accumulated deficit	(9,796,694)	(5,114,053)
Total stockholders' equity	5,772,546	3,858,357
Total liabilities and stockholders' equity	$10,815,238	$10,384,397

The accompanying notes are an integral part of these consolidated financial statements.

HAMMONDS INDUSTRIES, INC.
Consolidated Statements of Operations
Years ended December 31, 2007, 2006, and 2005

	2007	2006	2005
		(restated)

Revenues	$10,096,538	$6,467,393	$3,395,151
Costs and expenses:
Cost of sales	7,859,639	5,336,529	2,396,950
Selling, general and administrative	4,343,934	3,311,656	2,104,473
Total operating expenses	12,203,573	8,648,185	4,501,423

Operating income (loss)	(2,107,035)	(2,180,792)	(1,106,272)

Other income (expenses):
Finance expense for issuance of preferred stock	(386,334)	-	-
Gain (loss) on sale of assets	-	150,000	-
Interest income	25,992	76,665	18,237
Interest expense	(436,325)	(491,344)	(106,617)
Unrealized loss on trading securities	(71,686)	-	-
Other expenses	(2,543)	(1,092)	-
Total other income (expenses)	(870,896)	(265,771)	(88,380)

Net income (loss) before income tax	(2,977,931)	(2,446,563)	(1,194,652)
Income tax expense (benefit)	(306,027)	-	-
Net income (loss)	$(2,671,904)	$(2,446,563)	$(1,194,652)

Preferred dividends of subsidiary
Regular dividends	(29,575)	(60,425)	-
Deemed dividend	(1,981,162)	(1,290,898)	-
Net loss applicable to common shareholders	(4,682,641)	(3,797,886)	(1,194,652)

Net loss applicable to common shareholders:
Basic and diluted	$(0.11)	$(0.14)	$(0.06)

Weighted average common shares:
Basic and diluted	41,588,128	26,841,849	20,111,000

The accompanying notes are an integral part of these consolidated financial statements.

HAMMONDS INDUSTRIES, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
Years ended December 31, 2007, 2006 (restated), and 2005

	Preferred Stock		Additional	Common Stock		Additional	Accumulated	Total
	shares	amount	Paid-in Capital	shares	amount	Paid-in Capital	Deficit	Stockholders’ Equity
Balance, December 31, 2004	-	$-	$-	20,000,000	$2,000	$951,642	$(121,515)	$832,127
Issuance of common stock for services	-	-	-	135,000	14	17,736	-	17,750
Net loss	-	-	-	-	-	-	(1,194,652)	(1,194,652)
Balance, December 31, 2005	-	$-	$-	20,135,000	$2,014	$969,378	$(1,316,167)	$(344,775)
Issuance of preferred stock	1,666,666	167	4,000,851	-	-	-	-	4,001,018
Issuance of common stock for 49% ownership in Hammonds	-	-	-	16,000,000	1,600	3,998,400	-	4,000,000
Net loss	-	-	-	-	-	-	(2,446,563)	(2,446,563)
Regular preferred dividends	-	-	-	-	-	-	(60,425)	(60,425)
Deemed preferred dividends	-	-	-	-	-	-	(1,290,898)	(1,290,898)
Balance, December 31, 2006 (restated)	1,666,666	$167	$4,000,851	36,135,000	$3,614	$4,967,778	$(5,114,053)	$3,858,357
Series C Warrants exercised	-	-	(265,666)	3,970,400	397	959,941	-	694,672
Issuance of common stock for services	-	-	-	2,000,000	200	448,300	-	448,500
Management fee paid to American International Industries, Inc. with common stock	-	-	-	500,000	50	104,950	-	105,000
Issuance of preferred stock	2,102,960	210	4,348,448	-	-	-	-	4,348,658
Issuance of common stock to convert promissory note due to American International Industries, Inc.	-	-	-	7,142,857	714	999,286	-	1,000,000
Net loss	-	-	-	-	-	-	(2,671,904)	(2,671,904)
Regular preferred dividends	-	-	-	-	-	-	(29,575)	(29,575)
Deemed preferred dividends	-	-	-	-	-	-	(1,981,162)	(1,981,162)
Balance, December 31, 2007	3,769,626	$377	$8,083,633	49,748,257	$4,975	$7,480,255	$(9,796,694)	$5,772,546

The accompanying notes are an integral part of these consolidated financial statements.

HAMMONDS INDUSTRIES, INC.
Consolidated Statements of Cash Flows
Years ended December 31, 2007, 2006 and 2005

	2007		2006	2005
			(restated)

Cash flows from operating activities:
Net income (loss)		$(2,671,904)	$(2,446,563)		$(1,194,652)
Adjustments to reconcile net income (loss) to net cash provided (used in) operating activities:
Depreciation and amortization		828,773	627,500		304,946
Provision for deferred income taxes		(346,665)
Unrealized loss on trading securities		71,686	-
(Gain) loss on disposal of assets		-	(150,000)		-
Finance expense for issuance of preferred stock		386,334	-		-
Stock based compensation		469,600	-		17,750
Management fee paid to American International Industries, Inc. with common stock		105,000	-		-
Miscellaneous write-off		-	(22,684)		-
(Increase) decrease of operating assets, net of acquisitions:
Accounts receivable		536,841	(498,920)		(319,928)
Inventories		(347,189)	(304,955)		(195,819)
Prepaid expenses		29,306	(104,654)		-
Other		(42,005)	36,685		(22,538)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses		(57,698)	(180,791)		(9,751)
Net cash used in operating activities		(1,037,921)	(3,044,382)		(1,419,992)

Cash flows from investing activities:
Purchase of property and equipment		(365,290)	(51,841)		(119,006)
Costs of securing patents and trademarks		(75,718)	(26,393)		-
Purchase of option to buy American International Industries, Inc. stock		(100,000)	-		-
Proceeds from the sale of property		-	150,000		-
Proceeds from payments on long-term notes receivable		19,383	27,434		25,586
Redemption of certificate of deposit		-	-		300,000
Purchase of stock in majority-owned subsidiary		-	-		(998,300)
Cash acquired in acquisition of majority-owned subsidiary		-	-		56,506
Amount due from (to) affiliates		34,511	87,467		(342,700)
Net cash provided by (used in) investing activities		(487,114)	186,667		(1,077,914)

Cash flows from financing activities:
Proceeds from issuance of preferred stock		1,981,162	2,710,120		-
Proceeds from issuance of common stock		694,672	-		-
Proceeds from long-term borrowing		284,551	1,012,231		2,131,605
Proceeds from short-term borrowing		1,000,000	-		-
Proceeds from borrowings from related parties		-	-		998,300
Net borrowings under line of credit		-	570		-
Principal payments under capital lease obligations		(3,632)	-		-
Principal payments of short-term borrowing		(1,186,411)	(15,592)		(570,223)
Principal payments of long-term borrowing		(44,451)	(514,984)		-
Net cash provided by (used in) financing activities		2,725,891	3,192,345		2,559,682

Net increase (decrease) in cash and cash equivalents		$1,200,856	$334,630		$61,776
Cash and cash equivalents at beginning of year		396,505	61,875		99
Cash and cash equivalents at end of year		$1,597,361	$396,505		$61,875

Supplemental schedule of cash flow information:
Interest paid		$436,325	$491,344		$106,617
Taxes paid		$11,589	$1,575		$2,367
Non-cash transactions:
Acquisition of fixed assets under capital lease obligations		$156,700	$-	$
Issuance of note payable for equipment	$		$4,855	$
Issuance of note payable and assumption of liabilities for acquisition of subsidiary	$		$-		$1,457,400
Transfer of notes receivable to pay long-term note due to American International Industries, Inc.		$370,927	$-	$
Issuance of common stock to convert promissory note due to American International Industries, Inc.		$1,000,000	$-	$
Non-cash portion of assets and liabilities received in the acquisition of a majority-owned subsidiary (see Note 2):
Current assets		-	-		$1,379,433
Property and equipment		-	-		$826,765
Patents, trademarks and contracts		-	-		$2,724,487
Other non-current assets		-	-		$70,085
Current liabilities		-	-		$(2,098,376)
Deferred tax liability		-	-		$(503,200)

The accompanying notes are an integral part of these consolidated financial statements.

HAMMONDS INDUSTRIES, INC.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

(1) Summary of Significant Accounting Policies

Organization, Ownership and Business
Hammonds Industries, Inc., f/k/a International American Technologies, Inc. (the "Company"), is a 48.2% owned subsidiary of American International Industries, Inc.

In 2005, the Company, through its parent company, acquired 51% of the capital stock of Hammonds Technical Services, Inc. See Note 2 “Acquisition” below. Hammonds Technical Services, Inc. and Hammonds Fuel Additives, Inc. were separate privately-owned Texas companies. In connection with the 2005 acquisition by the Company, Hammonds Fuel Additives was merged into Hammonds Technical Services. In April 2005 and January 2006, respectively, Hammonds Fuel Additives and Hammonds Water Treatment Systems, respectively, were reincorporated as separate entities from Hammonds Technical Services, and all three entities are wholly-owned subsidiaries of the Company. On August 1, 2006, the Company acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. in consideration for the issuance of 16,000,000 restricted shares of common stock, valued at a price of $0.25 per share, the price of the Company's common stock at the date of the transaction. As a result of this transaction, the Company owns 100% of each of the Hammonds subsidiaries.

2006 Private Financing Transactions
On August 8, 2006,  the Company entered into a stock purchase agreement with Vision Opportunity Fund Limited ("VOMF"), an institutional investor, pursuant to which the Company sold VOMF 833,333 shares of Series A Convertible Preferred Stock for $1,500,000 and issued a Series A Warrant exercisable for a period of 5 years to purchase 8,333,333 shares of the Company’s common stock at $0.18 per share and a Series B Warrant exercisable for a period of 2 years to purchase an additional 8,333,333 shares of the Company’s common stock at $0.18 per share.

On September 29, 2006, the Company entered into another stock purchase agreement with VOMF pursuant to which the Company sold 833,333 shares of Series B Convertible Preferred Stock for $1,500,000 and issued a Series C Warrant exercisable for a period of 5 years to purchase 8,333,333 shares of the Company’s common stock at $0.50 per share.

The stock purchase agreements in the 2006 Private Financing Transactions provide that each share of Series A and Series B Convertible Preferred Stock is convertible into 10 shares of Hammonds' common stock.

2007 Private Financing Transactions
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

On September 20, 2007, the Company entered into an agreement with VOMF pursuant to which the Series A, B and C Warrants were amended to: (i) adjust the exercise price of all of the Warrants to $0.10; and (ii) provide for the issuance of a total of 2,102,960 shares of the Company's newly authorized Series C Convertible Preferred Stock in lieu of 21,029,599 shares of common stock. On September 21, 2007, VOMF delivered a notice of exercise of all 21,029,599 Series A, B and C Warrants at an exercise price of $0.10 per warrant, from which the Company received net proceeds of $981,162 and VOMF cancelled Hammonds’ short-term promissory note payable in the amount of $1,000,000, representing a loan made by VOMF to the Company on August 17, 2007.

In total, the Company has received approximately $5.4 million from the 2006 and 2007 VOMF Private Financing Transactions.  The material terms of these preferred stock issuances are included in note 10 to the consolidated financial statements.  If the 833,333 shares of Series A Preferred Stock, 833,333 shares of Series B Preferred Stock, and 2,102,960 of Series C Preferred Stock issued to VOMF are converted into shares of common, we would be required to issue an additional 37,696,260 shares of common stock.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Hammond Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. In accordance with FIN 46(r), American International Industries, Inc., our parent, consolidates Hammonds even though its ownership is less than 51%, because the parent appoints the members of Hammonds’ board of directors. Since the Company is incurring losses and the minority interest has no recorded common stock equity value, the parent recognizes 100% of the Company’s losses. All significant intercompany transactions and balances have been eliminated in consolidation.

Presentation of certain amounts for the years ended December 31, 2005 and 2006 have been reclassified to conform to the presentations for the current year.

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

Property, Plant, Equipment, Depreciation, Amortization and Long Lived Assets

Long-lived assets include:

Property, Plant and equipment – Assets acquired in the normal course of business are recorded at original cost and may be adjusted for any additional significant improvements after purchase. We depreciate the cost evenly over the assets’ estimated useful lives. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resulting gain or loss being recognized as a component of other income or expense. As required by SFAS No. 141, the Company has recorded the acquisition of Hammonds using the purchase method of accounting with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition date. For more information on the acquisition of Hammonds, see note 2.

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

Revenue Recognition

Revenue is recognized when the earning process is completed, the risks and rewards of ownership have transferred to the customer, which is generally the same day as delivery or shipment of the product, the price to the buyer is fixed or determinable, and collection is reasonably assured. Taxes assessed by a governmental authority that are incurred as a result of a revenue transaction are not included in revenues.  The Company has no significant sales returns or allowances.

Income Taxes

The Company is a taxable entity and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the temporary differences reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date of the rate change. A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be realized.  Interest and penalties associated with income taxes are included in selling, general and administrative expense.

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

Investments in the Stock of our Parent

Typically, the Company does not invest in the stock of our parent.  However, in February 2007, the Company paid $100,000 for an option to buy 104,398 shares of American International Industries, Inc. stock for $5.00 per share from a former Hammonds' minority shareholder as part of a lawsuit settlement. The Company estimated the fair value of this stock option at December 31, 2007, by using the Black-Scholes option-pricing model.  This option expires in February 2008.

Stock-Based Compensation

The Company sometimes grants shares of stock for goods and services and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123R, "Accounting for Stock-Based Compensation" based on the grant date fair values.

New Standards Implemented

In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". SFAS 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141R also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.

In December 2007, the FASB issued SFAS No. 160. “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.

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

(3) Trading Securities

In February 2007, the Company paid $100,000 for an option to buy 104,398 shares of American International Industries, Inc. stock for $5.00 per share from a former Hammonds' minority shareholder as part of a lawsuit settlement. The Company estimated the fair value of this stock option at December 31, 2007, by using the Black-Scholes option-pricing model with the following weighted-average assumptions as follows:

December 31, 2007
Dividend yield	0.00%
Expected volatility	39.74%
Risk free interest	6.25%
Expected life	2 months

As a result, this option has been revalued at $28,314, and the unrealized loss of $71,686 has been recorded in other income (expense) through December 31, 2007.

(4) Inventory

Inventory at December 31, 2007 and 2006 consisted of the following:

	December 31, 2007	December 31, 2006
Finished goods	$231,870	$106,000
Work in process	36,045	40,680
Parts and materials	1,420,043	1,332,446
	1,687,958	1,479,126
Less: Obsolescence reserve	(31,157)	(169,514)
	$1,656,801	$1,309,612

(5) Long-term Notes Receivable

Long-term notes receivable at December 31, 2007 and 2006 consisted of the following:

	December 31, 2007	December 31, 2006
Sale of former subsidiary, Marald, Inc., principal and interest due monthly through June 5, 2012	$-	$190,310
Sale of former subsidiary, Marald, Inc., principal due October 5, 2007	-	200,000
Notes receivable	-	390,310
Less current portion	-	229,418
Notes receivable, less current portion	$-	$160,892

During the third quarter of 2007, the Company transferred the above notes receivable as a partial payment for long-term debt due to its parent, American International Industries, Inc.

(6) Property and Equipment

A summary of property and equipment and related accumulated depreciation and amortization are as follows:

	December 31, 2007	December 31, 2006
Machinery and equipment	$1,416,522	$894,533
Leasehold improvements	96,796	96,796
Total property and equipment	1,513,318	991,329
Less: Accumulated depreciation and amortization	(380,846)	(209,297)
Net property and equipment	$1,132,472	$782,032

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $171,549, $103,714, and $104,385, respectively.

During the fourth quarter of 2007, the Company entered into capital lease agreements for machinery and equipment included in the December 31, 2007 balances as follows:

December 31, 2007
Machinery and equipment	$163,174
Less: Accumulated depreciation and amortization	(0)
Net property and equipment	$163,174

Principal repayment provisions of long-term capital leases are as follows at December 31, 2007:

2008	$29,967
2009	32,344
2010	34,339
2011	33,215
2012	23,202
Total	$153,067

(7) Intangible Assets

Intangible assets at December 31, 2007 consisted of the following:

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$4,544,498	$845,022	12 years
Trademarks	1,149,199	220,953	10 years
Sole Source Contract	1,144,039	314,396	7 years
Patents, Trademarks, and Sole Source Contracts	$6,837,736	$1,380,371	11 years

Intangible assets at December 31, 2006 consisted of the following:

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$4,468,780	$466,154	12 years
Trademarks	1,149,199	106,033	10 years
Sole Source Contract	1,144,039	150,961	7 years
Patents, Trademarks, and Sole Source Contracts	$6,762,018	$723,148	11 years

Aggregate Amortization Expense
For year ending December 31, 2008	$646,066
For year ending December 31, 2009	$646,066
For year ending December 31, 2010	$646,066
For year ending December 31, 2011	$646,066
For year ending December 31, 2012	$601,768
For year ending December 31, 2013	$538,851
For year ending December 31, 2014	$481,821
For year ending December 31, 2015	$449,725
For year ending December 31, 2016	$403,105
For year ending December 31, 2017	$269,518
For year ending December 31, 2018	$128,139

The Company’s patents, trademarks, and sole source contract for the additive injection system resulted from the April 28, 2005 acquisition of 51% of Hammonds Technical Services and from the August 1, 2006 acquisition of the 49% minority interest of the Hammonds Companies.

The following table contains a summary of the intangible assets acquired from the acquisition of Hammonds Technical Services on April 28, 2005:

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$1,806,387	$526,629	12 years
Trademarks	465,199	124,053	10 years
Sole Source Contract	464,039	176,777	7 years
Patents, Trademarks, and Sole Source Contracts	$2,735,625	$827,459	11 years

On August 1, 2006, the Company acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. owned by Carl Hammonds, in consideration for the issuance of 16,000,000 restricted shares of common stock at a price of $0.25 a share. The additional cost of $4,000,000 has been allocated to patents, trademarks, and sole source contract for the additive injection system and is being amortized in a manner equivalent to the amortization used on the intangible assets acquired in the initial purchase of 51% of Hammonds. Additionally, the Company incurred costs related to the securing of additional patents totaling $26,393 in 2006 and $75,718 during the year ended December 31, 2007. The following table contains a summary of the intangible assets acquired in 2006 and during the year ended December 31, 2007:

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$2,738,111	$318,393	12 years
Trademarks	684,000	96,900	10 years
Sole Source Contract	680,000	137,619	7 years
Patents, Trademarks, and Sole Source Contracts	$4,102,111	$552,912	11 years

Amortization expense for the years ended December 31, 2007, 2006, and 2005 was $657,224, $523,786 and $200,561, respectively.

(8) Short-term Notes Payable

	December 31, 2007	December 31, 2006
Note payable with interest at 10.50%, interest payments due monthly	$89,999	$90,459
Note payable to former owner of equity interest in Hammonds payable on July 20, 2005 with accrued interest at prime plus 4%	-	173,300
Other notes with various terms	-	12,651
	$89,999	$276,410

At December 31, 2007 and 2006, the average annual interest rates of our short-term borrowings were approximately 10.5% and 11.08%, respectively.

In the first quarter of 2007, the Company settled a claim with the former owner of an equity interest in Hammonds by paying off the $173,300 note plus interest of $26,700.  Since the note payable was in dispute, no interest expense had been recorded in prior years and the entire $26,700 was recognized as expense in 2007.  Interest expense on the other short-term notes was approximately $10,000 for the years ended December 31, 2007 and 2006.

(9) Long-term Debt

	December 31, 2007	December 31, 2006
Note payable to a bank, interest due quarterly at prime plus 1%, principal payment due August 26, 2009, secured by assets of the Company's subsidiary, Hammonds Technical Services, Inc.	$1,992,189	$1,992,189

Note payable to a bank, due in quarterly installments of interest only at prime plus 1%, with a principal balance due on August 26, 2009	400,000	400,000

Note payable to a bank, with interest at 9.25%, due in monthly installments of principal and interest of $4,054.12 through February 26, 2012, secured by assets of the Company’s subsidiary, Hammonds Technical Services, Inc.	220,338	-

Note payable to a bank, with interest at 8.25%, due in monthly installments of principal and interest of $842.44 through April 7, 2012, secured by assets of the Company’s subsidiary, Hammonds Technical Services, Inc.	36,727	-

Note payable to a bank, due in monthly installments of principal and interest of $2,119.65 through April 3, 2011	72,389	89,354
	2,721,643	2,481,543
Less current portion	(56,058)	(17,493)
	$2,665,585	$2,464,050

Principal repayment provisions of long-term debt are as follows at December 31, 2007:

2007	$56,058
2008	2,453,703
2009	67,480
2010	56,968
2011	87,434
2012	-
Total	$2,721,643

(10) Preferred Stock

In August and September 2006, the Company sold to VOMF 833,333 shares of Series A Preferred Stock and 833,333 shares of Series B Preferred Stock, respectively (the “2006 Private Financing Transactions”). In connection with the sale of the Series A Convertible Preferred Stock, the Company issued VOMF: (i) Series A Warrants to purchase 8,333,333 shares of common stock at $0.18 per share, expiring in August 2011; and (ii) Series B Warrants to purchase an additional 8,333,333 shares of common stock at $0.18 per share, expiring in August 2007. In connection with the sale of the Series B Convertible Preferred Stock, the Company issued VOMF: (i) Series C Warrants to purchase an additional 8,333,333 shares of common stock at $0.50 per share, expiring on September 29, 2011; and (ii) the Company agreed to extend the expiration dates on the Series B Warrants issued in the 2006 Private Financing Transactions from August 2007 to August 2008.

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

In connection with the agreement of VOMF to exercise up to 4,000,000 Series C Warrants in March 2007, the Company reduced the exercise price from $0.50 per share to $0.18 per share through December 31, 2007, following which the exercise price reverted to $0.50 per share. On March 27, 2007, VOMF exercised 3,970,400 Series C Warrants at a price of $0.18 per share with gross proceeds of $714,672 to the Company. This modification to the initial agreement requires a comparison of the fair values of the warrants immediately before and after the modification. As a result of this comparison, we have calculated a fair value reduction of $193,559.56 for this modification. Since no additional value was given to the holders of these warrants, no expense has been recognized for the change in exercise price.

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

On July 25, 2007, the Company and VOMF entered into an agreement pursuant to which VOMF waived the cash dividends of $150,425 on the Series A and Series B Convertible Preferred Stock accrued from August and September 2006, respectively, through September 30, 2007. This dividend waiver is recorded in the December 31, 2007 financial statements presented in this report. Additionally, VOMF agreed that future accrued dividends may be paid, at the Company’s option, in cash or in restricted shares of the Company’s common stock. The number of shares of common stock to be issued as payment of accrued and unpaid dividends shall be determined by dividing (i) the total amount of accrued and unpaid dividends to be converted into common stock by (ii) eighty percent (80%) of the average of the VWAP for the twenty (20) Trading Days immediately preceding the dividend payment date. The term "VWAP" means, for any date, (i) the daily volume weighted average price of the common stock for such date on the OTC Bulletin Board as reported by Bloomberg Financial L.P. (based on a trading day from 9:30 a.m. Eastern Time to 4:02 p.m. Eastern Time); (ii) if the common stock is not then listed or quoted on the OTC Bulletin Board and if prices for the common stock are then reported in the "Pink Sheets" published by the Pink Sheets, LLC (or a similar organization or agency succeeding to its functions of reporting prices), the most recent bid price per share of the common stock so reported; or (iii) in all other cases, the fair market value of a share of common stock as determined by an independent appraiser selected in good faith by the Investor and reasonably acceptable to the Company.

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

We valued the warrants using the Black-Scholes model, using the following assumptions:

	Stock Price on Date of Reduction	Volatility	Risk-Free Interest Rate
Warrants A, B, & C – September 20, 2007	$0.60	106.18%	6.25%

The Black-Scholes model yielded the following valuations for the warrants:

	Exercise Price / Term	Fair Value
Warrants A, B, & C – September 20, 2007	$0.10 / 0.03 years	$10,518,678
Warrants A, B, & C – September 20, 2007	Original Terms	10,132,344
Fair value increase		$386,334

(11) Concentration of Credit Risk

Financial instruments that potentially subject the Companies to credit risk are primarily accounts receivable – trade and notes receivable. The Company grants credit to customers throughout the United States. Generally, the Companies do not require collateral or other security to support customer receivables. During the year ended December 31, 2007, Hammonds Water Treatment Systems (HWT) and Hammonds Technical Services (HTS) each had one customer that represented more than 10% of total sales.

Customer A	HWT	24%
Customer B	HTS	24%

(12) Income Taxes

The provision for income taxes as of December 31, 2007 consists of the following:

December 31, 2007

Current taxes	$-
Deferred tax benefit	(1,569,887)
Benefits of operating loss carryforwards	1,223,222
Texas Margin Tax	40,638
$(306,027)

The tax provision differs from amounts that would be calculated by applying federal statutory rates to income before income taxes primarily because:

- no tax benefits have been recorded for nondeductible expenses totaling $57,632;
- the valuation allowance for deferred tax assets increased by $1,360,215; and
- the net affect of uncertain tax positions decreased the tax provision by $2,562.

The following table sets forth a reconciliation of the statutory income tax for the years ended December 31, 2007, 2006, and 2005:

	December 31, 2007	December 31, 2006	December 31, 2005
Net loss before taxes	$(2,977,931)	$(2,446,563)	$(1,194,652)

Income tax benefit computed at statutory rate	$(1,012,497)	$(831,831)	$(406,182)
Permanent differences – non deductible expenses	19,595		84,600
Net effects of temporary differences	(223,818)
Effect of federal graduated rates	(353,167)
Increase in valuation allowance	1,223,222	831,831	321,582
Texas Margin Tax	40,638
	$(306,027)	$-	$-

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets (using accelerated depreciation methods for income tax purposes).  The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	December 31, 2007	December 31, 2006
Deferred tax assets:
Net operating loss carryforwards	$2,103,040	$742,825
Valuation allowance	(2,103,040)	(742,825)
Net deferred tax asset	$-	$-

Deferred tax liabilities:
Fixed asset temporary difference	$149,120	$138,775
Intangible asset temporary difference	7,415	364,425
Net deferred tax liability	$156,535	$503,200

The Company has loss carryforwards totaling $6,185,412 available at December 31, 2007 that may be offset against future taxable income.  If not used, the carryforwards will expire as follows:

Operating Losses
Amount	Expires
$2,587,701	2021
$3,597,711	2022

(13) Segment Information

The Company has three reportable segments: Hammonds Technical Services, Hammonds Fuel Additives, and Hammonds Water Treatment Systems (collectively "Hammonds"). Hammonds manufactures engineered products and chemicals that serve multiple segments of the fuels distribution, water treatment and utility vehicle industries. Hammonds' products are marketed by a worldwide network of distributors, manufacturers' representatives and original equipment manufacturers. The corporate overhead includes the Company's investment holdings, including financing current operations and expansion of its current holdings, as well as evaluating the feasibility of entering into additional businesses.

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

Consolidated revenues from external customers, operating income/(losses), and identifiable assets were as follows:

	Year Ended December 31,
	2007	2006	2005
Revenues:
Hammonds Technical Services	$5,789,098	$3,180,163	$2,583,887
Hammonds Fuel Additives	1,129,100	1,222,506	811,264
Hammonds Water Treatment	3,178,340	2,064,724	-
	$10,096,538	$6,467,393	$3,395,151

Income (loss) from operations:
Hammonds Technical Services	$(1,723,637)	$(2,286,217)	$(1,076,259)
Hammonds Fuel Additives	149,099	31,499	(10,888)
Hammonds Water Treatment	135,324	112,209	-
Corporate	(667,821)	(38,283)	(19,125)
Income (loss) from operations	(2,107,035)	(2,180,792)	(1,106,272)
Other income (expenses)	(870,896)	(265,771)	(88,380)
Net income (loss) before income tax	$(2,977,931)	$(2,446,563)	$(1,194,652)

Identifiable assets:
Hammonds Technical Services	$8,925,595	$8,969,439	$2,193,207
Hammonds Fuel Additives	2,025,761	374,313	3,138,302
Hammonds Water Treatment	772,179	590,861	-
Corporate	(908,297)	449,784	418,258
	$10,815,238	$10,384,397	$5,749,767

(14) Commitments

Hammonds leases its 106,000 square foot manufacturing and office facility from a third party under an operating lease which expires in October 2016. Future minimum lease payments under the operating lease are as follows:

Year December 31,	Amount
2008	$436,380
2009	436,380
2010	436,380
2011	436,380
2012	436,380
Thereafter	1,745,520
$3,927,420

(15) Related Party Transactions and Economic Dependence

The Company has been and continues to be dependent upon the funding from its parent, American International Industries, Inc. At December 31, 2007 and 2006, the Company owed the parent $594,640 and $1,931,056, respectively.  Interest on the balance owed to the parent is payable monthly at a rate of 6% per year.  During the third quarter of 2007, the Company transferred $370,927 in notes receivable as a partial payment for long-term debt due to its parent.  On October 15, 2007, the Company issued 7,142,857 shares of restricted common stock at $0.14 per share to its parent in connection with the parent’s conversion of a $1,000,000 promissory note.  Interest expense associated with the amount due the parent was $153,304 for the year ended December 31, 2007.

During 2007, the Company issued 2,000,000 shares of restricted stock valued at $448,500 in bonuses to the officers, directors and key employees of the Company, and 500,000 shares of restricted stock to American International Industries, Inc. valued at $105,000 as a management fee.

(16) Subsequent Events

None.

(17) Restatement

In response to a letter from the SEC in connection with the review of the Company’s Form 10-QSB for Fiscal Quarter Ended September 30, 2006, the Company has reexamined the treatment of the valuation of the preferred stock issued by Hammonds.  As a result of our reexamination and the analysis of professional literature related to this very technical and complicated issue as explained in note 10 above, we have restated the financial statements as of December 31, 2006. The Company filed an amended 10-KSB for the year ended December 31, 2006 on March 18, 2008.  The differences are summarized below:

	Year Ended December 31, 2006
	As previously reported	Restatement adjustments	As restated
Net loss applicable to common shareholders	$(2,506,988)	$(1,290,898)	$(3,797,886)
Deemed dividend	$-	$(1,290,898)	$(1,290,898)
Net loss per share applicable to common shareholders – Basic and diluted	$(0.09)	$(0.05)	$(0.14)

Additional paid-in capital - preferred stock	$-	$1,290,731	$1,290,731
Additional paid-in capital - beneficial conversion	$-	$1,290,898	$1,290,898
Additional paid-in capital - warrants	$-	$1,419,222	$1,419,222
Additional paid-in capital	$7,677,731	$(2,709,953)	$4,967,778
Accumulated deficit	$(3,823,155)	$(1,290,898)	$(5,114,053)

(18) Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
2007:
Revenues	$1,619,399	$2,417,776	$3,083,286	$2,976,077
Operating income (loss)	$(710,561)	$(418,571)	$(419,244)	$(558,659)
Net income (loss)	$(845,867)	$(593,463)	$(787,081)	$(445,493)
Regular preferred dividends	$(45,000)	$105,425	$(45,000)	$(45,000)
Deemed preferred dividends	$-	$-	$(1,981,162)	$-
Net income (loss) applicable to common shareholders	$(890,867)	$(488,038)	$(2,813,243)	$(490,493)
Net income (loss) per basic common share	$(0.02)	$(0.01)	$(0.07)	$(0.01)
Net income (loss) per diluted common share	$(0.02)	$(0.01)	$(0.07)	$(0.01)
Basic weighted average common shares	36,307,626	40,093,765	41,189,639	48,583,661
Diluted weighted average common shares	36,307,626	40,093,765	41,189,639	48,583,661

2006:
Revenues	$1,325,169	$1,835,659	$1,527,863	$1,778,702
Operating income (loss)	$(369,247)	$(158,205)	$(746,259)	$(907,081)
Net income (loss)	$(447,974)	$(184,892)	$(925,489)	$(888,208)
Regular preferred dividends	$-	$-	$(20,000)	$(40,425)
Deemed preferred dividends	$-	$-	$(1,290,898)	$-
Net income (loss) applicable to common shareholders	$(447,974)	$(184,892)	$(2,236,387)	$(928,633)
Net income (loss) per basic common share	$(0.02)	$(0.01)	$(0.07)	$(0.03)
Net income (loss) per diluted common share	$(0.02)	$(0.01)	$(0.07)	$(0.03)
Basic weighted average common shares	20,135,000	20,135,000	30,743,696	36,135,000
Diluted weighted average common shares	20,135,000	20,135,000	30,743,696	36,135,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9T. CONTROLS AND PROCEDURES

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

Evaluation of disclosure controls and procedures. In connection with the audit of the Company’s financial statements for the year ended December 31, 2005, the Company's CEO and CFO conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures and discussions with our independent accountants, our CEO and CFO concluded that our disclosure controls and procedures were ineffective as of December 31, 2005. The CEO and CFO determined that the Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its financial reporting requirements and the complexity of the company’s operations and transactions, specifically at the Company’s operating subsidiary, Hammonds Technical Services, Inc. The Company did not maintain effective controls to ensure there was adequate analysis, documentation, reconciliation and review of accounting records and supporting data and monitoring and oversight of the work performed by completeness of the consolidated financial statements in accordance with generally accepted accounting principles. Specifically, the Company did not have effective controls designed and in place over the consolidation of the financial statements of the Hammonds subsidiary, including the acquisition, the reconciliation of inter-company accounts,  inventory and reserves, fixed assets and depreciation, accrued liabilities and general and administrative expense. In light of the above, the Company restated its financial statements for the periods ended June 30 and September 30, 2005.

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

In connection with the audit of the Company’s financial statements for the year ended December 31, 2006, the Company's CEO and CFO conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures and discussions with our independent accountants, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2006.

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

Changes in internal controls. Subsequent to December 31, 2005, the Company made changes in our internal control over financial reporting in order to improve such internal controls over financial reporting. Specifically, the Company has taken the following steps to address the specific deficiencies in internal disclosure controls and procedures: (i) the Company’s operating subsidiary hired a full time controller who has been directed to implement procedures to correct the noted deficiencies; (ii) the Company hired a qualified consultant with accounting and auditing experiences to perform an internal audit function; and the Company’s parent hired a full time CFO to oversee financial and accounting transactions to include the financial reporting and disclosure.

Subsequent to December 31, 2006, the Company made changes in our internal control over financial reporting in order to improve such internal controls over financial reporting. Specifically, the Company has taken the following steps to improve internal disclosure controls and procedures: (i) financial statements and account reconciliations are being prepared and reviewed by the CEO, CFO, and Controller on a monthly vs. quarterly basis; (ii) the Company replaced the CFO on June 1, 2007, with a Certified Public Accountant with experience in both public and industry accounting; and (iii) the Company appointed a Certified Public Accountant as a new director of the Company, who is also the chairman of the audit committee.  This new director participates in the review of the Company’s quarterly filings.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

At present, we have three officers and five directors. We may elect one or more additional directors and appoint additional officers in connection with our intent to pursue new business opportunities or entering into a business combination. Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present directors and executive officers:

Name	Age	Positions
Daniel Dror	67	Chairman and CEO
Carl Hammonds	63	Director and President
Sherry L. Couturier	47	Director, VP and CFO
John W. Stump, III	63	Director
Charles R. Zeller	66	Director

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

Carl Hammonds founded the Hammonds Companies in 1982.  In April 2005, Mr. Carl Hammonds entered into a five-year employment agreement with Hammonds Technical Services to serve as Hammonds’ President.  In June 2007, Mr. Hammonds was appointed as a director of the Company.

Sherry L. Couturier has served as Chief Financial Officer of Hammonds Industries, Inc. and American International Industries, Inc. since June 1, 2007, and has been with the company since August 1, 2006.  Sherry graduated with a B.S. in Accounting from the University of Alabama and has been a Certified Public Accountant since 1986.  She has held positions in both public and industry accounting.  Prior to joining the Company, Sherry worked for El Paso Corporation for 14 years as a supervisor for various accounting departments and as a training and development consultant.

John W. Stump, III has served as a director of the Company since July 2007.  From October 2005 through September 2007, Mr. Stump served as the controller for Lifechek, Inc., a large regional pharmacy chain.  He served as Chief Financial Officer of the Company’s parent, American International Industries, Inc., from August 1998 through October 2003.  Mr. Stump also served as Chief Executive Officer of Changes International and as Chief Operating Officer and Chief Financial Officer of Nutrition Resources, Inc.  Mr. Stump is a Certified Public Accountant and has over twenty-five years experience in financial and accounting management in manufacturing and distribution as well as service and retail companies, and SEC compliance and investor relations for public reporting companies.

Charles R. Zeller has served as a director of the Company since August 2007. Mr. Zeller is a developer of residential subdivisions including Cardiff Estates, 800 acres subdivision in Houston, TX and estate of Gulf Crest in downtown Pearland, Texas. He has extensive experience in real estate and finance and has been a real estate investor and developer for over 35 years, including shopping centers, office buildings, and apartment complexes and the financing of such projects. Mr. Zeller is the President of RealAmerica Corporation.

Independent Public Accountants

Our parent company’s Audit Committee has approved the appointment by the Company's Board of Directors of GLO CPAs LLLP as independent public accountants for the fiscal year ending December 31, 2007, and the appointment was ratified by the parent company’s shareholders at the annual meeting held on June 21, 2007.

Audit Committee Pre-Approval Policy

Pursuant to the terms of the parent company’s Audit Committee Charter, the Audit Committee is responsible for the appointment, compensation and oversight of the work performed by the Company’s independent auditor. The Audit Committee, or a designated member of the Audit Committee, must pre-approve all audit (including audit-related) and non-audit services performed by the independent auditor in order to assure that the provisions of such services does not impair the auditor’s independence. The Audit Committee has delegated interim pre-approval authority to the Chairman of the Audit Committee. Any interim pre-approval of permitted non-audit services is required to be reported to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. With respect to each proposed pre-approved service, the independent auditor must provide detailed back-up documentation to the Audit Committee regarding the specific service to be provided pursuant to a given pre-approval of the Audit Committee. Requests or applications to provide services that require separate approval by the Audit Committee will be submitted to the Audit Committee by both the independent auditor and the Company’s Chief Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence. All of the services described in Item 14 Principal Accountant Fees and Services were approved by the parent company's Audit Committee.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal years ended December 31, 2007:

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards
				Other		Securities
				Annual	Stock	Underlying	Total
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($) (1)	($)	($)
Daniel Dror, Chairman and CEO	2007	4,000	-	-	110,100		114,100

Sherry Couturier, Director, VP and CFO	2007	-	-	-	77,000		77,000

Carl Hammonds, Director and President	2007	97,184	-	9,310 (2)	210,000		316,494

(1)	See "Stock-Based Compensation" in note 1 to the financial statements for valuation assumptions.
(2)	Represents total payments for an automobile owned by the Company used by Mr. Hammonds.

In April 2005, Mr. Carl Hammonds entered into a five-year employment agreement with Hammonds Technical Services to serve as Hammonds President. The employment agreement provides for an annual base salary of $90,000. In the event of termination by the Company without "Good Cause," or that Mr. Hammonds resigns from his employment for "Good Reason," Mr. Hammonds is entitled to severance pay in an amount equal to either $90,000, or the present value of the salary and bonus payments due over the remainder of the employment term, whichever is greater. Mr. Hammonds is not entitled to severance pay in the event the agreement is terminated as a result of his death or disability, voluntary resignation without "Good Reason," or his termination for "Good Cause." The agreement contains a covenant not to compete within sixty (60) miles of the Company’s operations for the period covered by the employment agreement and for one year following the termination of the agreement.

On September 1, 2007, we entered into a service agreement with Sherry Couturier, CFO, pursuant to which the Company shall pay Ms. Couturier compensation of $4,000 per month by the issuance of a number of shares of the Company’s common stock registered on Form S-8 in an amount equivalent to $4,000 per month.

On November 1, 2007, the Company entered into a five-year employment agreement with Daniel Dror, Chairman and CEO, pursuant to which the Executive will be paid $2,000 in base compensation per month.  At the election of the Executive, his compensation may be payable in shares of the Company’s common stock, registered on Form S-8 under the Securities Act of 1933 or such other form as may be appropriate, or at the election of the Executive pursuant to an exemption from registration under the Act.  In addition to the Executive’s base compensation, Executive will be entitled to a bonus as determined by the Company’s board of directors from time to time and issued common stock of 10,000 restricted shares per month commencing on December 1, 2007. In the event of a change in control of the Company, resulting in Executive ceasing to serve as the Company’s Chief Executive Officer and Chairman, Executive shall be entitled to receive and the Company shall pay to Executive within ninety (90) days of the change in control a sum equal to five (5) years of the base salary then payable to Executive under this Employment Agreement.

Grants of Plan-Based Awards

Name	Grant date	Stock awards: Number of shares of stock or units (#) (1)	Warrant awards: Number of securities underlying options (#)	Exercise or base price of warrant awards ($/Sh)	Grant date fair value of stock and warrant awards
Daniel Dror, Chairman and CEO	August 24, 2007	500,000	-	-	$105,000
	December 1, 2007	10,000	-	-	$5,100
Sherry Couturier, Director, VP and CFO	June 1, 2007	100,000	-	-	$40,000
	August 24, 2007	100,000	-	-	$21,000
	December 21, 2007 (1)	29,091	-	-	$16,000
Carl Hammonds, Director and President	August 24, 2007	1,000,000	-	-	$210,000

(1)
These shares were issued to Ms. Couturier pursuant to her service agreement with HMDI, pursuant to which she is to receive $4,000 per month in S-8 shares of HMDI, beginning September 1, 2007.   The Form S-8 Registration Statement for these shares was dated December 20, 2007.  The number of shares to be issued was based on $0.55 per share, the closing market price on December 20, 2007.

Director Summary Compensation Table

The directors serve without cash compensation, but may be granted stock as bonus compensation from time to time. The table below summarizes the compensation paid by the Company to non-employee Directors for the fiscal year ended December 31, 2007.

Director Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Change in Pension Value and Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John W. Stump, III	$9,000	$20,000	-	0	-	$29,000

(1) Daniel Dror, Chairman and CEO, Sherry Couturier, VP and CFO, and Carl Hammonds, President, are not included in this table. The compensation received by these officers and directors, as employees of the Company, are shown in the Executive Summary Compensation Table.
(2) See "Stock-Based Compensation" in note 1 to the financial statements for valuation assumptions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2007. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
American International Industries, Inc.	23,954,137	48.20%
601 Cien Street, Suite 235
Kemah, TX 77565

Carl Hammonds, Director and President	17,000,000	34.20%
910 Rankin Road
Houston, TX 77073

Vision Opportunity Management Fund, Ltd.	3,970,400	8.00%
20 West 55th Street, 5th Floor
New York, NY 10019

Daniel Dror, Chairman and CEO	500,000	1.00%
601 Cien Street, 235
Kemah, TX 77565

Sherry Couturier, Director, VP and CFO	205,000	0.40%
601 Cien Street, Suite 235
Kemah, TX 77565

John W. Stump III, Director	50,000	0.10%
601 Cien Street, 235
Kemah, TX 77565

Charles R. Zeller, Director	0	0.00%
601 Cien Street, 235
Kemah, TX 77565

Directors and Officers (4 persons) (2)	41,709,137	83.90%

(1) Applicable percentage ownership is based on 49,748,257 shares of common stock outstanding as of December 31, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2007 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes shares owned by our parent, American International Industries, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2006 and 2007, Hammonds borrowed $87,468 and $34,511, respectively, from its parent, American International Industries, Inc., which funds were used by Hammonds for working capital. During the third quarter of 2007, the Company transferred $370,927 in notes receivable as a partial payment for long-term debt due to its parent. On October 15, 2007, the Company issued 7,142,857 shares of restricted common stock at $0.14 per share to its parent for the conversion of a $1,000,000 promissory note. At December 31, 2007, the Company owed the parent $594,640, compared to $1,931,056 at December 31, 2006.

During 2007, the Company issued 2,000,000 shares of restricted stock valued at $448,500 in bonuses to the officers, directors and key employees of the Company, and 500,000 shares of restricted stock to American International Industries, Inc. valued at $105,000 as a management fee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

The Registrant's Board of Directors has appointed John A. Braden & Co., P.C. On January 1, 2007, John A. Braden & Co., PC merged with GLO CPAs, LLLP, which firm has issued its report on our consolidated financial statements for the years ended December 31, 2007 and 2006. Our financial statements for the fiscal year ended December 31, 2005 were audited by Thomas Leger & Co., L.L.P.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by GLO CPAs, LLLP and Thomas Leger & Co., L.L.P. for the audit of the Registrant's annual financial statements for the years ended December 31, 2007, 2006 and 2005, and fees billed for other services rendered by GLO CPAs, LLLP and Thomas Leger & Co., L.L.P. during those years. All of the services described below were approved by the Audit Committee of our parent company.

	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Audit fees (1)	$35,071	$13,007	$100,000
Audit-related fees (2)	32,196	4,125	--
Tax fees (3)	15,055	--	--
All other fees	448	375	--
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

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

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

(b) Reports on Form 8-K Filed During the Last Quarter of the Fiscal Year Covered by this Report: The Registrant filed a Form 8-K on November 7, 2007 with disclosure under Item 3.02, "Unregistered Sales of Equity Securities."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DANIEL DROR
   CHAIRMAN AND CEO
   Dated: March 18, 2008

/s/ SHERRY L. COUTURIER
  CFO
   Dated: March 18, 2008