Form 10-Q
period 2008-03-31
Hammonds Industries, Inc.
filed 2008-05-15
CIK 1300524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________

FORM 10-Q
_______________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

At March 31, 2008, the Registrant had 49,816,439 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets - March 31, 2008 and December 31, 2007 (Audited)	4
Unaudited Condensed Consolidated Statement of Operations - Three months ended March 31, 2008 and 2007	5
Unaudited Condensed Consolidated Statement of Cash Flows - Three months ended March 31, 2008 and 2007	6
Notes to Unaudited Financial Statements	7

HAMMONDS INDUSTRIES, INC.
Consolidated Balance Sheets
March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)

Assets
Current assets:
Cash	$351,780	$1,597,361
Trading securities	-	28,314
Accounts receivable, less allowance for doubtful accounts of
$102,610 at March 31, 2008 and $104,169 at December 31, 2007	974,643	791,374
Inventories, net	1,810,801	1,656,801
Prepaid expenses and other assets	103,398	89,236
Total current assets	3,240,622	4,163,086

Property and equipment, net	1,337,339	1,132,472
Intangible assets, net	5,305,785	5,457,365
Other assets	130,380	62,315
Total assets	$10,014,126	$10,815,238
Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$1,227,737	$1,326,808
Short-term note payable	89,999	89,999
Current installments of long-term capital lease obligations	26,740	29,967
Current installments of long-term debt	57,601	56,058
Total current liabilities	1,402,077	1,502,832

Long-term capital lease obligations, less current installments	252,124	123,100
Long-term debt, less current installments	2,648,140	2,665,585
Due to American International Industries, Inc.	592,063	594,640
Deferred tax liability	156,535	156,535
Total liabilities	5,050,939	5,042,692

Stockholders' equity (deficiency):
Preferred stock, $0.001par value, authorized 5,000,000 shares:
3,769,626 issued and outstanding at March 31, 2008 and December 31, 2007	377	377
Additional paid-in capital - preferred stock	4,811,573	4,811,573
Additional paid-in capital - beneficial conversion	3,272,060	3,272,060
Additional paid-in capital - warrants	-	-
Common stock, $0.0001 par value, authorized 195,000,000 shares:
49,816,439 shares issued and outstanding at March 31, 2008 , and
49,748,257 shares issued and outstanding at December 31, 2007	4,982	4,975
Additional paid - in capital	7,514,448	7,480,255
Accumulated deficit	(10,640,253)	(9,796,694)
Total stockholders' equity	4,963,187	5,772,546
Total liabilities and stockholders' equity	$10,014,126	$10,815,238

The accompanying notes are an integral part of these consolidated financial statements.

HAMMONDS INDUSTRIES, INC.
Consolidated Statements of Operations
For three three months ended March 31, 2008 and 2007 (Unaudited)

	Three Months	Three Months
	ended	ended
	March 31, 2008	March 31, 2007

Revenues	$2,205,157	$1,619,399
Costs and expenses:
Cost of sales	1,764,652	1,465,241
Selling, general and administrative	1,127,100	864,719
Total operating expenses	2,891,752	2,329,960

Operating loss	(686,595)	(710,561)

Other income (expenses):
Interest income	4,620	6,276
Interest expense	(79,523)	(100,987)
Realized loss on trading securities	(100,000)	-
Unrealized gain (loss) on trading securities	71,686	(40,781)
Other income (expense)	129	186
Total other expenses	(103,088)	(135,306)

Net loss before income tax	(789,683)	(845,867)
Income tax expense (benefit)	8,876	-
Net loss from operations before minority interest	(798,559)	(845,867)
Net loss	(798,559)	(845,867)
Preferred dividends	(45,000)	(45,000)
Net loss applicable to common shareholders	$(843,559)	$(890,867)

Net loss per common share - basic	$(0.02)	$(0.02)

Weighted average common shares - basic	49,784,156	36,307,626

See accompanying notes to consolidated financial statements

HAMMONDS INDUSTRIES, INC.
Consolidated Statements of Cash Flows
Three months ended March 31, 2008 and 2007 (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007

Cash flows from operating activities:
Net loss	$(798,559)	$(845,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	61,818	37,571
Amortization of intangibles	161,557	166,605
Stock-based compensation	34,200	-
Realized loss on trading securities	100,000	-
Unrealized (gain) loss on trading securities	(71,686)	40,781
(Increase) decrease of operating assets:		-
Accounts receivable	(183,269)	271,574
Inventories	(153,999)	(272,344)
Prepaid expenses and other current assets	(14,162)	46,622
Other	(68,065)	(37,050)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(144,071)	98,196
Net cash used in operating activities	(1,076,236)	(493,912)

Cash flows from investing activities:
Patents and trademarks	(9,978)	(4,840)
Purchase of property and equipment	(127,243)	(79,991)
Purchase of option to buy American International Industries, Inc. stock	-	(100,000)
Notes receivable	-	7,164
Amount due to American International Industries, Inc.	(2,577)	90,271
Net cash provided by (used in) investing activities	(139,798)	(87,396)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	694,672
Proceeds from long-term borrowing	-	243,247
Principal payments under capital lease obligations	(13,645)	-
Principal payment of short-term borrowings	-	(175,899)
Principal payments of long-term borrowings	(15,902)	(6,136)
Net cash provided by (used in) financing activities	(29,547)	755,884

Net increase (decrease) in cash	(1,245,581)	174,576
Cash and cash equivalents at beginning of year	1,597,361	396,505
Cash and cash equivalents at end of period	$351,780	$571,081

Supplemental schedule of cash flow information:
Interest paid	$79,523	$100,987
Taxes paid	$-	$-
Non-cash transactions:
Acquisition of fixed assets under capital lease obligations	$139,441	$-

See accompanying notes to consolidated financial statements

HAMMONDS INDUSTRIES, INC.
Notes to Unaudited Consolidated Financial Statements
March 31, 2008

(1) Summary of Significant Accounting Policies

Organization, Ownership and Business

Hammonds Industries, Inc., f/k/a International American Technologies, Inc. (the "Company"), is a 48.1% owned subsidiary of American International Industries, Inc.

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

In total, the Company has received approximately $5.4 million from the 2006 and 2007 VOMF Private Financing Transactions.  The material terms of these preferred stock issuances are included in note 9 to the consolidated financial statements.  If the 833,333 shares of Series A Preferred Stock, 833,333 shares of Series B Preferred Stock, and 2,102,960 of Series C Preferred Stock issued to VOMF are converted into shares of common, we would be required to issue an additional 37,696,260 shares of common stock.

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

Presentation of certain amounts for the three months ended March 31, 2007 have been reclassified to conform to the presentations for the three months ended March 31, 2008.

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

The Company reviews long-lived assets, including property, plant and equipment and amortizable intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. The Company performs undiscounted operating cash flow analyses to determine if impairment exists. For purposes of recognition and measurement of an impairment for assets held for use, the Company groups assets and liabilities at the lowest level for which cash flows are separately identified. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

During April, 2005 the Company acquired Hammonds Technical Services, Inc. for a purchase price of approximately $2,455,700 (See Note 2). The operations of the Hammonds companies are included in the consolidated statements of operations from date of acquisition.

Revenue Recognition

Revenue is recognized when the earning process is completed, the risks and rewards of ownership have transferred to the customer, which is generally the same day as delivery or shipment of the product, the price to the buyer is fixed or determinable, and collection is reasonably assured.  The Hammonds Companies have purchase orders for all sales, of which many of the items are requested to be container shipped and shipped directly to the end users.  All sales are recorded when the inventory items are shipped.  Taxes assessed by a governmental authority that are incurred as a result of a revenue transaction are not included in revenues.  The Company has no significant sales returns or allowances.

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

Investments in the Stock of our Parent

Typically, the Company does not invest in the stock of our parent.  However, in February 2007, the Company paid $100,000 for an option to buy 104,398 shares of American International Industries, Inc. stock for $5.00 per share from a former Hammonds' minority shareholder as part of a lawsuit settlement. The Company estimated the fair value of this stock option at December 31, 2007, by using the Black-Scholes option-pricing model.  This option expired in February 2008.  For more information, see note 3.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

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

As a result, this option was revalued at $28,314, and the unrealized loss of $71,686 had been recorded in other income (expense) through December 31, 2007.  This option expired in February 2008, resulting in a realized loss of $100,000 and a reversal of the previously recorded unrealized loss of $71,686.  The net loss resulting from this transaction for the first quarter of $28,314 is included in other income (expense).

(4) Inventory

Inventory at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
Finished goods	$252,095	$231,870
Work in process	5,521	36,045
Parts and materials	1,584,342	1,420,043
	1,841,958	1,687,958
Less: Obsolescence reserve	(31,157)	(31,157)
	$1,810,801	$1,656,801

(5) Property and Equipment

A summary of property and equipment and related accumulated depreciation and amortization are as follows:

	March 31, 2008	December 31, 2007
Machinery and equipment	$1,683,207	$1,416,522
Leasehold improvements	96,796	96,796
Total property and equipment	1,780,003	1,513,318
Less: Accumulated depreciation and amortization	(442,664)	(380,846)
Net property and equipment	$1,337,339	$1,132,472

Depreciation expense for the three months ended March 31, 2008 and 2007 was $61,818 and $37,571, respectively.

During the fourth quarter of 2007 and first quarter of 2008, the Company entered into capital lease agreements for machinery and equipment included in the March 31, 2008 and December 31, 2007 balances as follows:

	March 31, 2008	December 31, 2007
Machinery and equipment	$308,647	$163,174
Less accumulated depreciation and amortization	(11,817)	-
Net property and equipment	$296,830	$163,174

Principal repayment provisions of long-term capital leases are as follows at March 31, 2008:

2008	$54,358
2009	45,774
2010	64,778
2011	61,654
2012	52,300
Total	$278,864

(6) Intangible Assets

Intangible assets at March 31, 2008 consisted of the following:

	As of March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$4,554,476	$936,991	12 years
Trademarks	1,149,199	249,683	10 years
Sole Source Contract	1,144,039	355,255	7 years
Patents, Trademarks, and Sole Source Contracts	$6,847,714	$1,541,929	11 years

Intangible assets at December 31, 2007 consisted of the following:

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$4,544,498	$845,022	12 years
Trademarks	1,149,199	220,953	10 years
Sole Source Contract	1,144,039	314,396	7 years
Patents, Trademarks, and Sole Source Contracts	$6,837,736	$1,380,371	11 years

Aggregate Amortization Expense
For year ending December 31, 2008	$646,855
For year ending December 31, 2009	$647,064
For year ending December 31, 2010	$647,064
For year ending December 31, 2011	$647,064
For year ending December 31, 2012	$602,766
For year ending December 31, 2013	$539,849
For year ending December 31, 2014	$482,819
For year ending December 31, 2015	$450,722
For year ending December 31, 2016	$404,102
For year ending December 31, 2017	$270,523
For year ending December 31, 2018	$128,341

The Company’s patents, trademarks, and sole source contract for the additive injection system resulted from the April 28, 2005 acquisition of 51% of Hammonds Technical Services and from the August 1, 2006 acquisition of the 49% minority interest of the Hammonds Companies.

The following table contains a summary of the intangible assets acquired from the acquisition of Hammonds Technical Services on April 28, 2005:

	As of March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$1,806,387	$561,087	12 years
Trademarks	465,199	135,683	10 years
Sole Source Contract	464,039	193,350	7 years
Patents, Trademarks, and Sole Source Contracts	$2,735,625	$890,120	11 years

On August 1, 2006, the Company acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. owned by Carl Hammonds, in consideration for the issuance of 16,000,000 restricted shares of common stock at a price of $0.25 a share. The additional cost of $4,000,000 has been allocated to patents, trademarks, and sole source contract for the additive injection system and is being amortized in a manner equivalent to the amortization used on the intangible assets acquired in the initial purchase of 51% of Hammonds. Additionally, the Company incurred costs related to the securing of additional patents totaling $26,393 in 2006, $75,718 during the year ended December 31, 2007 and $9,978 during the three months ended March 31, 2008. The following table contains a summary of the intangible assets acquired in 2006, during the year ended December 31, 2007, and during the three months ended March 31, 2008:

	As of March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$2,748,089	$375,904	12 years
Trademarks	684,000	114,000	10 years
Sole Source Contract	680,000	161,905	7 years
Patents, Trademarks, and Sole Source Contracts	$4,112,089	$651,809	11 years

Amortization expense for the three months ended March 31, 2008 and 2007 was $161,557 and $166,605, respectively.

(7) Short-term Notes Payable

	March 31, 2008	December 31, 2007
Note payable with interest at 10.50%, interest payments due monthly	$89,999	$89,999

At March 31, 2008 and December 31, 2007, the average annual interest rate of our short-term borrowing was approximately 10.5%.

(8) Long-term Debt

	March 31, 2008	December 31, 2007
Note payable to a bank, interest due quarterly at prime plus 1%, principal payment due August 26, 2009, secured by assets of the Company's subsidiary, Hammonds Technical Services, Inc.	$1,992,189	$1,992,189

Note payable to a bank, due in quarterly installments of interest only at prime plus 1%, with a principal balance due on August 26, 2009	400,000	400,000

Note payable to a bank, with interest at 9.25%, due in monthly installments of principal and interest of $4,054.12 through February 26, 2012, secured by assets of the Company’s subsidiary, Hammonds Technical Services, Inc.	212,697	220,338

Note payable to a bank, with interest at 8.25%, due in monthly installments of principal and interest of $842.44 through April 7, 2012, secured by assets of the Company’s subsidiary, Hammonds Technical Services, Inc.	34,906	36,727

Note payable to a bank, due in monthly installments of principal and interest of $2,119.65 through April 3, 2011	65,949	72,389
	2,705,741	2,721,643
Less current portion	(57,601)	(56,058)
	$2,648,140	$2,665,585

Principal repayment provisions of long-term debt are as follows at March 31, 2008:

2008	$57,601
2009	2,438,963
2010	67,753
2011	54,670
2012	86,754
Total	$2,705,741

(9) Preferred Stock

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

On September 20, 2007, the Company entered into an agreement with VOMF pursuant to which the Company and VOMF agreed to the amendment of the Series A, B and C Warrants to: (i) adjust the exercise price of all of the Warrants to $0.10; and (ii) provide for the issuance of a total of 2,102,960 shares of the Company's newly authorized Series C Convertible Preferred Stock in lieu of 21,029,599 shares of common stock. On September 21, 2007, VOMF delivered a notice of exercise of all 21,029,599 Series A, B and C Warrants at an exercise price of $0.10 per warrant from which the Company received net proceeds of $981,162 and VOMF cancelled a short-term promissory note in the amount of $1,000,000, representing a loan made by VOMF to the Company on August 17, 2007.  As a result of this agreement, there are no warrants outstanding related to the Series A, B and C Convertible Preferred Stock.

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

We concluded that all components of these issuances should be classified as equity, because the only way for the value of the conversion feature to be realized is through the issuance of shares. The Company has sufficient authorized and unissued shares available to settle the contracts after considering all other commitments that may require the issuance of stock.

We valued the warrants using the Black-Scholes model and allocated the proceeds from the preferred share issuances based on the relative fair values of the securities issued.

The Company determined that a beneficial conversion feature exists for the Series A, B and C Convertible Preferred Stock issuances. Based on our review of the "Emerging Issues Task Force" EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the amount of proceeds allocated to the Series A and Series B Convertible Preferred Stock should be assigned to the embedded conversion feature with a corresponding amount recorded as a "deemed dividend" to the preferred shareholders. This is based on paragraph 6 of EITF 98-5, which states that "the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument."

We allocated the following amounts to the embedded conversion feature and recorded a deemed dividend to the preferred shareholders:

Preferred A – August 8, 2006	$387,499
Preferred A – August 23, 2006	176,643
Preferred B – September 30, 2006	726,756
Preferred C – September 20, 2007	1,981,162
Total deemed dividend	$3,272,060

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

(10) Concentration of Credit Risk

Financial instruments that potentially subject the Companies to credit risk are primarily accounts receivable – trade and notes receivable. The Company grants credit to customers throughout the United States. Generally, the Companies do not require collateral or other security to support customer receivables. During the year three months ended March 31, 2008, Hammonds Water Treatment Systems (HWT) had one customer that represented 29% of total Hammonds' sales.

(11) Income Taxes

The provision for income taxes as of March 31, 2008 and 2007 consists of the following:

	March 31, 2008	March 31, 2007

Current taxes	$-	$(287,595)
Deferred tax benefit	(175,293)	-
Benefits of operating loss carryforwards	175,293	287,595
Current Federal Taxes	$-	$-
Texas Margin Tax	8,876	-
Total provision for income taxes	$8,876	$-

The tax provision differs from amounts that would be calculated by applying federal statutory rates to income before income taxes primarily because:

- no tax benefits have been recorded for nondeductible expenses totaling $9,380; and
- the valuation allowance for deferred tax assets increased by $268,321.

The following table sets forth a reconciliation of the statutory income tax for the years ended March 31, 2008 and 2007:

	March 31, 2008	March 31, 2007
Net income (loss) before taxes	$(789,683)	$(845,867)

Income tax benefit computed at statutory rate	$(268,492)	$(287,595)
Permanent differences - non deductible expenses	3,189	-
Net effects of temporary differences	-	-
Effect of federal graduated rates	90,010	-
Increase (decrease) in valuation allowance	175,293	287,595
Texas Margin Tax	8,876	-
	$8,876	$-

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

	March 31, 2008	December 31, 2007
Deferred tax assets:
Net operating loss carryforwards	$2,278,333	$2,103,040
Valuation allowance	(2,371,361)	(2,103,040)
Net deferred tax asset	$(93,028)	$-

Deferred tax liabilities:
Fixed asset temporary difference	$1,854	$149,120
Intangible asset temporary difference	37,280	7,415
Unrealized gain on trading securities	24,373	-
Net deferred tax liability	$63,507	$156,535

Net deferred tax liability	$156,535	$156,535

The Company has loss carryforwards totaling $6,700,980 available at March 31, 2008 that may be offset against future taxable income.  If not used, the carryforwards will expire as follows:

Operating Losses
Amount	Expires
$2,587,701	2021
$3,597,711	2022
$515,568	2023

(12) Segment Information

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

Consolidated revenues from external customers, operating income/(losses), and identifiable assets were as follows:

	March 31, 2008	March 31, 2007

Revenues:
Hammonds Technical Services	$1,151,872	$650,483
Hammonds Fuel Additives	272,598	309,008
Hammonds Water Treatment	780,687	659,908
	$2,205,157	$1,619,399

Income (loss) from operations:
Hammonds Technical Services	$(676,328)	$(761,401)
Hammonds Fuel Additives	14,477	40,162
Hammonds Water Treatment	29,266	20,298
Corporate	(54,010)	(9,620)
Income (loss) from operations	(686,595)	(710,561)
Other income (expenses)	(103,088)	(135,306)
Net income (loss) before income tax	$(789,683)	$(845,867)

	March 31, 2008	December 31, 2007
Identifiable assets:
Hammonds Technical Services	$8,840,047	$8,925,595
Hammonds Fuel Additives	2,076,051	2,025,761
Hammonds Water Treatment	758,902	772,179
Corporate	(1,660,874)	(908,297)
	$10,014,126	$10,815,238

(13) Earnings Per Share

Basic earnings per share are calculated on the basis of the weighted average number of common shares outstanding. Diluted earnings per share, in addition to the weighted average determined for basic loss per share, include common stock equivalents, which would arise from the conversion of the preferred stock to common shares.

	Quarter Ended	Quarter Ended
	March 31, 2008	March 31, 2007
Basic income (loss) per share:
Net income (loss)	$(798,559)	$(845,867)
Weighted average common shares outstanding	49,784,156	36,307,626
Weighted average common shares outstanding for diluted net income (loss) per share	49,784,156	36,307,626
Net income (loss) per share - basic	$(0.02)	$(0.02)

Net income (loss) per share - diluted	$(0.02)	$(0.02)

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
$3,927,420

(15) Related Party Transactions and Economic Dependence

The Company has been and continues to be dependent upon the funding from its parent, American International Industries, Inc. At March 31, 2008 and December 31, 2007, the Company owed the parent $592,063 and $594,640, respectively.  Interest on the balance owed to the parent is payable monthly at a rate of 6% per year.

(16) Subsequent Events

On April 16, 2008, the board of directors of American International Industries, Inc. (AMIN), the Company's parent, declared a special dividend of shares of common stock of the Company to AMIN shareholders. AMIN shareholders of record as of the close of business on Monday, May 12, 2008 will be issued one share of the Company's common stock (free-trading to non-affiliates) for each share of AMIN common stock owned and held on the record date. According to the announcement of the special dividend, the shares of the Company's common stock should be issued on or about Tuesday, August 12, 2008.  On May 7, 2008, AMIN announced that the record date for the special dividend had to be postponed and would be rescheduled.  After the distribution of the special dividend of approximately 7.1 million shares, AMIN's ownership will be approximately 34%.  AMIN will continue to consolidate Hammonds although its ownership is less than 51%, because it appoints the members of Hammonds' board of directors.

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

Overview

Hammonds Industries, Inc., a Nevada corporation, is publicly traded on the OTCBB: Symbol "HMDI". The Company was incorporated on August 18, 1986 and is a 48.1% owned subsidiary of American International Industries, Inc., NasdaqCM: AMIN. AMIN consolidates Hammonds even though its ownership is less than 51%, because the AMIN appoints the members of Hammonds’ board of directors. Since Hammonds is incurring losses and the minority interest has no recorded common stock equity value, AMIN recognizes 100% of Hammonds’ losses. AMIN’s ownership percentage will be diluted in the event of the conversion by Vision Opportunity Fund Limited (VOMF) of their shares of Hammonds' Series A, B and C Convertible Preferred Stock into shares of Hammonds' common stock. See the discussion below under "2006 Private Financing Transactions" and "2007 Private Financing Transactions".  Further, AMIN’s equity interest will be reduced to 34% upon the completion of the special dividend by AMIN of the Company’s shares, which is presently scheduled to commence in August 2008.

In 2005, the Company, through its parent company, acquired 51% of the capital stock of Hammonds Technical Services, Inc. See Note 2 “Acquisition”. Hammonds Technical Services, Inc. and Hammonds Fuel Additives, Inc. were separate privately-owned Texas companies. In connection with the 2005 acquisition by the Company, Hammonds Fuel Additives was merged into Hammonds Technical Services. In April 2005 and January 2006, respectively, Hammonds Fuel Additives and Hammonds Water Treatment Systems, respectively, were reincorporated as separate entities from Hammonds Technical Services, and all three entities are wholly-owned subsidiaries of the Company. On August 1, 2006, the Company acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. in consideration for the issuance of 16,000,000 restricted shares of common stock, valued at a price of $0.25 per share, the price of the Company's common stock at the date of the transaction. As a result of this transaction, the Company owns 100% of each of the Hammonds subsidiaries.

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

In total, the Company has received approximately $5.4 million from the 2006 and 2007 VOMF Private Financing Transactions. The material terms of these preferred stock issuances are included in note 9 to the consolidated financial statements.

The condensed consolidated balance sheets, statements of operations and comprehensive income, and cash flow included herein are unaudited, except for the condensed consolidated balance sheet as of December 31, 2007. The unaudited financial statements include, in the opinion of management, all the adjustments, consisting only of the normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The unaudited financial statements included herein have been prepared in accordance with the rules of the Securities and Exchange Commission for Form 10-Q and accordingly do not include all footnote disclosures that would normally be included in financial statements prepared in accordance with generally accepted accounting principles, although the Company believes that the disclosures presented are adequate to make the information presented not misleading.

The nature of the Company’s business is such that the results of interim periods are not necessarily indicative of results that may be expected for any future interim period or for a full year.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The following is derived from, and should be read in conjunction with, our unaudited condensed consolidated financial statements, and related notes, as of and for the three months ended March 31, 2008 and 2007.

Revenues. Hammonds revenues for the three months ended March 31, 2008 were $2,205,157, compared to $1,619,399 for the three months ended March 31, 2007, representing an increase of $585,758, or 36%. The increase in revenues was due to higher demand for Hammonds Water Treatment products and increased sales of Hammonds Technical Services’ transport mounted injection systems and Hammonds’ line of Omni Directional Vehicles (ODVs®).  Hammonds Water Treatment revenues increased by $120,779, or 18%, and Hammonds Technical Services revenues increased by $501,389, or 77%.  In addition, Hammonds projected backlog of orders is $4.2 million as of March 31, 2008.  The backlog is principally comprised of orders for injectors and skids.

Cost of Sales. Cost of sales for the three months ended March 31, 2008 was $1,764,652, or 80% of revenues, compared to $1,465,241, or 90% of revenues, for the same period of the prior year.  Costs of sales are anticipated to continue to decrease during 2008 as a percentage of revenues, as a result of improved absorption of fixed costs over an increasing revenue base and manufacturing efficiencies resulting from new, more efficient equipment and production techniques.

Selling and Administrative. Selling and administrative expenses increased to $1,127,100, or 51% of revenues, for the three months ended March 31, 2008, from $864,719, or 53% of revenues, for the three months ended March 31, 2007. The increase was primarily due to expenses associated with sales promotion for Hammonds' line of ODVs®.

Loss from Operations. Our loss from operations for the three month period ended March 31, 2008, was $686,595 compared to an operating loss of $710,561 for the same period of the prior year.  Operating expenses include non-cash items, such as depreciation, amortization, and stock based compensation.  Our loss from operations excluding these non-cash items was $429,020 for the three months ended March 31, 2008, compared to $506,385 for the same period of the prior year.

Other Income (Expense). Other expense was $103,088 for the three month period ended March 31, 2008, compared to $135,306 for the three month period ended March 31, 2007. The decrease was primarily due to a reduction in interest expense of $21,464.

Net Income (Loss). Our net loss decreased to $798,559 for the three month period ended March 31, 2008, compared to a net loss of $845,867 for the three month period ended March 31, 2007.

Liquidity and Capital Resources

At March 31, 2008 and December 31, 2007, we had total assets of $10,014,126 and $10,815,238, respectively. We had positive working capital of $1,838,545 at March 31, 2008, compared to $2,660,254 at December 31, 2007, representing a reduction of $821,709, due primarily to funding operations and investment in production equipment.

Net cash used in operations was $1,076,236 during the three months ended March 31, 2008, compared to $493,912 for the same period of the prior year. The cash used during the three months ended March 31, 2008 was derived primarily from the net loss of $798,559 and increases in accounts receivable of $183,269, inventories of $153,999, prepaid expenses and other assets of $82,227, and a decrease in accounts payable of $144,071.  Significant non-cash items included in the net loss are depreciation and amortization of $223,375.  The cash used during the three months ended March 31, 2007 was derived primarily from the net loss of $845,867 and an increase in inventories of $272,344, offset by a decrease in accounts receivable of $271,574, an increase in accounts payable of $98,196, depreciation and amortization of $204,176, and an unrealized loss on trading securities of $40,781.

Net cash used in investing activities was $139,798 during the three month period ended March 31, 2008, compared to cash used of $87,396 for the same period of the prior year.  The cash used during the three months ended March 31, 2008 was primarily from the investment in production equipment of $127,243.  The cash used during the three months ended March 31, 2007 was from purchases of an option to buy American International Industries, Inc. stock for $100,000 as part of a lawsuit settlement, property and equipment of $79,991, and patents and trademarks of $4,840, offset by an increase of $90,271 in amounts due to our parent, American International Industries, Inc.

Net cash used in financing activities was $29,547 during the three months ended March 31, 2008, compared to net cash provided in financing activities of $755,884 at March 31, 2007.  The net cash used in financing activities during the three month period ended March 31, 2008 was mainly due to payments on long-term debt and capital lease obligations. The net cash provided by financing activities during the three month period ended March 31, 2007 was mainly due to net proceeds from issuance of 3,970,400 shares of common stock upon the exercise by VOMF of Series C Warrants at an exercise price of $0.18 per share resulting in gross proceeds of $714,672 and net proceeds of $694,672, and proceeds from long-term borrowings of $243,247, offset by payments on debt of $182,035.

In order to successfully grow Hammonds' business and its plan to increase market share for Hammonds' products and services, we have been dependent upon the funding from our parent, which loan at March 31, 2008 was $592,063, and our parent's ability to secure and maintain our existing $2,000,000 revolving credit line from a financial institution.

The Company received approximately $5.4 million from the 2006 and 2007 VOMF Private Financing Transactions (See the discussion under "2006 Private Financing Transactions" and "2007 Private Financing Transactions" in footnote 1). As a result of the fact that VOMF has exercised all of the warrants issued in the Private Financing Transactions, the Company will not receive any additional funding from VOMF unless new funding arrangements are negotiated.

If additional debt and/or equity financing is required in 2008, we believe that such financing will be available from our parent and institutional or other private investors at terms and conditions acceptable to the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at March 31, 2008 and December 31, 2007, due to the generally short maturities of these items. At March 31, 2008 and December 31, 2007, our investments were primarily in short-term dollar denominated bank deposits with maturities of a few days, or in longer-term deposits where funds can be withdrawn on demand without penalty. We have the ability and expect to hold our investments to maturity.

The Company’s outstanding long-term debt as of March 31, 2008 and December 31, 2007, is at fixed interest rates, prime plus 1%, or prime floating rate. The Company does not believe that a change of 100 basis points in interest rates would have a material effect on the Company’s financial condition.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2008, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

In response to a letter from the SEC in connection with the review of the Company’s Form 10-QSB for Fiscal Quarter Ended September 30, 2006, the Company has reexamined the treatment of the valuation of the preferred stock issued by Hammonds.  As a result of our reexamination and the analysis of professional literature related to this very technical and complex issue, we restated the financial statements for the quarter ended March 31, 2007.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For the three months ended March 31, 2008 there were no material changes from risk factors as disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

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

(b) Reports on Form 8-K During the Period Covered by this Report: The Registrant filed a Form 8-K on March 19, 2008 with disclosure under Item 4.02, "Non-reliance on previously issued financial statements or a related audit report or completed interim review."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Daniel Dror
CEO
Dated:  May 14, 2008

/s/ Sherry L. Couturier
CFO
Dated:  May 14, 2008