Form 10-Q
period 2008-06-30
Hammonds Industries, Inc.
filed 2008-08-14
CIK 1300524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
_______________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 0-50912

HAMMONDS INDUSTRIES, INC.

(Exact Name Of Registrant As Specified In Its Charter)

Nevada	88-0225318
(State of Incorporation)	(I.R.S. Employer Identification No.)

601 Cien Street, Suite 235, Kemah, TX	77565-3077
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: (281) 334-9479

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At August 14, 2008 the Registrant had 49,962,745 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

HAMMONDS INDUSTRIES, INC.
Consolidated Balance Sheets
June 30, 2008 and December 31, 2007
(Unaudited)

	June 30, 2008	December 31, 2007

Assets
Current assets:
Cash	$104,821	$1,597,361
Trading securities	-	28,314
Accounts receivable, less allowance for doubtful accounts of
$102,838 and $104,169, respectively	1,386,873	791,374
Inventories, net	1,889,372	1,656,801
Prepaid expenses and other assets	100,464	89,236
Total current assets	3,481,530	4,163,086

Property and equipment, net	1,382,851	1,132,472
Intangible assets, net	5,153,942	5,457,365
Other assets	57,330	62,315
Total assets	$10,075,653	$10,815,238
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$1,966,440	$1,326,808
Short-term note payable	89,999	89,999
Current installments of long-term capital lease obligations	64,842	29,967
Current installments of long-term debt	59,053	56,058
Total current liabilities	2,180,334	1,502,832

Long-term capital lease obligations, less current installments	260,688	123,100
Long-term debt, less current installments	2,631,896	2,665,585
Due to American International Industries, Inc. - related party	592,063	594,640
Deferred tax liability	156,535	156,535
Total liabilities	5,821,516	5,042,692

Stockholders' equity:
Preferred stock, $0.001par value, authorized 5,000,000 shares:
3,769,626 issued and outstanding	377	377
Additional paid-in capital - preferred stock	4,811,573	4,811,573
Additional paid-in capital - beneficial conversion feature	3,272,060	3,272,060
Common stock, $0.0001 par value, authorized 195,000,000 shares:
49,904,695 and 49,748,257 shares issued and outstanding, respectively	4,991	4,975
Additional paid-in capital - common stock	7,543,439	7,480,255
Accumulated deficit	(11,378,303)	(9,796,694)
Total stockholders' equity	4,254,137	5,772,546
Total liabilities and stockholders' equity	$10,075,653	$10,815,238

The accompanying notes are an integral part of these consolidated financial statements.

HAMMONDS INDUSTRIES, INC.
Consolidated Statements of Operations
For three and six months ended June 30, 2008 and 2007
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenues	$2,420,771	$2,417,776	$4,625,928	$4,037,175
Costs and expenses:
Cost of sales	1,790,454	1,867,448	3,555,106	3,332,690
Selling, general and administrative	1,258,272	968,899	2,385,372	1,833,617
Total operating expenses	3,048,726	2,836,347	5,940,478	5,166,307

Operating loss	(627,955)	(418,571)	(1,314,550)	(1,129,132)

Other income (expenses):
Interest income	61	6,175	4,681	12,450
Interest expense	(79,946)	(147,377)	(159,469)	(248,364)
Realized loss on trading securities	-	-	(100,000)
Unrealized gain (loss) on trading securities	-	(33,730)	71,686	(74,510)
Other income	-	40	129	226
Total other expenses	(79,885)	(174,892)	(182,973)	(310,198)

Net loss before income tax	(707,840)	(593,463)	(1,497,523)	(1,439,330)
Income tax benefit	(29,790)	-	(20,914)	-
Net loss	(678,050)	(593,463)	(1,476,609)	(1,439,330)

Preferred dividends
Regular dividend	(60,000)	(45,000)	(105,000)	(90,000)
Forgiveness of dividends	-	150,425	-	150,425
Net loss applicable to common shareholders	$(738,050)	$(488,038)	$(1,581,609)	$(1,378,905)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Weighted average common shares - basic and diluted	49,855,565	40,093,765	49,820,058	38,234,934

The accompanying notes are an integral part of these consolidated financial statements.

HAMMONDS INDUSTRIES, INC.
Consolidated Statements of Cash Flows
Six months ended June 30, 2008 and 2007
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007

Cash flows from operating activities:
Net loss	$(1,476,609)	$(1,439,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	130,879	79,203
Amortization of intangibles	323,357	333,250
Realized loss on trading securities	100,000	-
Unrealized (gain) loss on trading securities	(71,686)	74,510
Stock based compensation	63,200	40,000
Change in operating assets and liabilities:
Accounts receivable	(595,499)	(11,057)
Inventories	(232,571)	(130,958)
Prepaid expenses and other current assets	(11,228)	33,575
Other assets	4,985	(28,295)
Accounts payable and accrued expenses	534,632	192,661
Net cash used in operating activities	(1,230,540)	(856,441)

Cash flows from investing activities:
Costs of securing patents and trademarks	(19,934)	(4,840)
Purchase of property and equipment	(177,742)	(190,984)
Purchase of option to buy American International Industries, Inc. stock	-	(100,000)
Proceeds from notes receivable	-	14,453
Change in amount due to American International Industries, Inc.	(2,576)	168,771
Net cash used in investing activities	(200,252)	(112,600)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	694,672
Proceeds from long-term borrowing	-	284,551
Principal payments under capital lease obligations	(31,054)	-
Principal payments of short-term borrowings	-	(181,096)
Principal payments of long-term borrowings	(30,694)	(19,708)
Net cash (used in) provided by financing activities	(61,748)	778,419

Net decrease in cash	(1,492,540)	(190,622)
Cash and cash equivalents at beginning of period	1,597,361	396,505
Cash and cash equivalents at end of period	$104,821	$205,883

Supplemental cash flow information:
Interest paid	$106,914	$248,364
Income taxes paid	$-	$-
Non-cash transactions:
Acquisition of fixed assets under capital lease obligations	$203,515	$-

The accompanying notes are an integral part of these consolidated financial statements.

HAMMONDS INDUSTRIES, INC.
Notes to Unaudited Consolidated Financial Statements
June 30, 2008

Note 1 - Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements of Hammonds Industries, Inc. (“Hammonds”), f/k/a International American Technologies, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in Hammonds’ latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

Organization, Ownership and Business

Hammonds is a 48% owned subsidiary of American International Industries, Inc.

In 2005, Hammonds, through its parent company, acquired 51% of the capital stock of Hammonds Technical Services, Inc. Hammonds Technical Services, Inc. and Hammonds Fuel Additives, Inc. were separate privately-owned Texas companies. In connection with the 2005 acquisition by Hammonds, Hammonds Fuel Additives was merged into Hammonds Technical Services. In April 2005 and January 2006, respectively, Hammonds Fuel Additives and Hammonds Water Treatment Systems, respectively, were reincorporated as separate entities from Hammonds Technical Services, and all three entities are wholly-owned subsidiaries of Hammonds. On August 1, 2006, Hammonds acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. in consideration for the issuance of 16,000,000 restricted shares of common stock, valued at a price of $0.25 per share, the price of Hammonds' common stock at the date of the transaction. As a result of this transaction, Hammonds owns 100% of each of the Hammonds subsidiaries.

Principles of Consolidation

The consolidated financial statements include the accounts of Hammonds and its wholly-owned subsidiaries: Hammond Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. In accordance with FIN 46(R), American International Industries, Inc., our parent, consolidates Hammonds even though its ownership is less than 51%, because the parent appoints the members of Hammonds’ board of directors. Since Hammonds is incurring losses and the minority interest has no recorded common stock equity value, the parent recognizes 100% of Hammonds’ losses. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

Revenue is recognized when the earning process is completed, the risks and rewards of ownership have transferred to the customer, which is generally the same day as delivery or shipment of the product, the price to the buyer is fixed or determinable, and collection is reasonably assured.  The Hammonds Companies have purchase orders for all sales, of which many of the items are requested to be container shipped and shipped directly to the end users.  All sales are recorded when the inventory items are shipped.  Taxes assessed by a governmental authority that are incurred as a result of a revenue transaction are not included in revenues.  Hammonds has no significant sales returns or allowances.

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

Fair Value of Financial Instruments

Hammonds estimates the fair value of its financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, Hammonds estimates of fair value are not necessarily indicative of the amounts that Hammonds could realize in a current market exchange. The use of different market assumption and/or estimation methodologies may have a material effect on the estimated fair value amounts. The interest rates payable by Hammonds on its notes payable approximate market rates. Hammonds believes that the fair value of its financial instruments comprising accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.

Note 2 - Trading Securities

In February 2007, Hammonds paid $100,000 for an option to buy 104,398 shares of American International Industries, Inc. stock for $5.00 per share from a former Hammonds' minority shareholder as part of a lawsuit settlement. Hammonds estimated the fair value of this stock option at December 31, 2007, by using the Black-Scholes option-pricing model with the following weighted-average assumptions as follows:
December 31, 2007
Dividend yield	0.00%
Expected volatility	39.74%
Risk free interest	6.25%
Expected life	2 months

As a result, this option was revalued to $28,314, and an unrealized loss of $71,686 was recorded in other income (expense) for the year ended December 31, 2007.  This option expired in February 2008, resulting in a realized loss of $100,000 and a reversal of the previously recorded unrealized loss of $71,686.

Note 3 - Inventory

Inventory at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
Finished goods	$358,740	$231,870
Work in process	178,602	36,045
Parts and materials	1,383,187	1,420,043
	1,920,529	1,687,958
Less: Obsolescence reserve	(31,157)	(31,157)
	$1,889,372	$1,656,801

Note 4 - Property and Equipment

A summary of property and equipment and related accumulated depreciation and amortization are as follows:

	June 30, 2008	December 31, 2007
Machinery and equipment	$1,797,780	$1,416,522
Leasehold improvements	96,796	96,796
Total property and equipment	1,894,576	1,513,318
Less: Accumulated depreciation and amortization	(511,725)	(380,846)
Net property and equipment	$1,382,851	$1,132,472

Depreciation expense for the three and six months ended June 30, 2008 and 2007 was $69,061, $41,633, $130,879, and $79,203, respectively.

During the year ended December 31, 2007 and six months ended June 30, 2008, Hammonds entered into capital lease agreements for machinery and equipment included in the June 30, 2008 and December 31, 2007 balances as follows:

	June 30, 2008	December 31, 2007
Machinery and equipment	$372,722	$163,174
Less accumulated depreciation and amortization	(14,571)	-
Net property and equipment	$358,151	$163,174

Principal repayment provisions of long-term capital leases are as follows at June 30, 2008:

2008	$29,761
2009	71,298
2010	76,745
2011	75,043
2012	67,280
2013	5,403
Total	$325,530

Note 5 - Intangible Assets

Intangible assets at June 30, 2008 consisted of the following:
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Patents	$4,564,433	$1,029,204	$3,535,229	12 years
Trademarks	1,149,199	278,413	870,786	10 years
Sole Source Contract	1,144,039	396,112	747,927	7 years
Patents, Trademarks, and Sole Source Contracts	$6,857,671	$1,703,729	$5,153,942	11 years

Intangible assets at December 31, 2007 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Patents	$4,544,498	$845,022	$3,699,476	12 years
Trademarks	1,149,199	220,953	928,246	10 years
Sole Source Contract	1,144,039	314,396	829,643	7 years
Patents, Trademarks, and Sole Source Contracts	$6,837,736	$1,380,371	$5,457,365	11 years

Amortization expense for the three and six months ended June 30, 2008 and 2007 was $161,800, $166,645, $323,357, and $333,250 respectively.

Note 6 - Short-term Notes Payable

	June 30, 2008	December 31, 2007
Note payable with interest at 10.5%, interest payments due monthly, principal due on demand	$89,999	$89,999

At June 30, 2008 and December 31, 2007, the average annual interest rate of our short-term borrowing was approximately 10.5%.

Note 7 - Long-term Debt

	June 30, 2008	December 31, 2007
Note payable to a bank, interest due quarterly at prime plus 1%, principal balance due January 1, 2010, secured by assets of Hammonds' subsidiary, Hammonds Technical Services, Inc.	$1,992,189	$1,992,189

Note payable to a bank, due in quarterly installments of interest only at prime plus 1%, with a principal payment due on January 1, 2010, secured by assets of Hammonds' subsidiary, Hammonds Technical Services, Inc.	400,000	400,000

Note payable to a bank, with interest at 9.25%, due in monthly installments of principal and interest of $4,054.12 through February 26, 2012, secured by assets of Hammonds' subsidiary, Hammonds Technical Services, Inc.	204,932	220,338

Note payable to a bank, with interest at 8.25%, due in monthly installments of principal and interest of $842.44 through April 7, 2012, secured by assets of Hammonds' subsidiary, Hammonds Technical Services, Inc.	33,086	36,727

Note payable to a bank, due in monthly installments of principal and interest of $2,120 through April 3, 2011, secured by assets of Hammonds' subsidiary, Hammonds Technical Services, Inc.	60,742	72,389
	2,690,949	2,721,643
Less current portion	(59,053)	(56,058)
	$2,631,896	$2,665,585

Principal repayment provisions of long-term debt are as follows at June 30, 2008:

2008	$28,809
2009	61,859
2010	2,460,049
2011	54,183
2012	86,049
Total	$2,690,949

Note 8 - Preferred Stock

In August and September 2006, Hammonds sold to Vision Opportunity Fund Limited (“VOMF”) 833,333 shares of Series A Preferred Stock and 833,333 shares of Series B Preferred Stock, respectively (the “2006 Private Financing Transactions”). In connection with the sale of the Series A Convertible Preferred Stock, Hammonds issued VOMF: (i) Series A Warrants to purchase 8,333,333 shares of common stock at $0.18 per share, expiring in August 2011; and (ii) Series B Warrants to purchase an additional 8,333,333 shares of common stock at $0.18 per share, expiring in August 2007. In connection with the sale of the Series B Convertible Preferred Stock, Hammonds issued VOMF: (i) Series C Warrants to purchase an additional 8,333,333 shares of common stock at $0.50 per share, expiring on September 29, 2011; and (ii) Hammonds agreed to extend the expiration dates on the Series B Warrants issued in the 2006 Private Financing Transactions from August 2007 to August 2008.

Each share of Series A and Series B Convertible Preferred Stock is convertible into ten shares of Hammonds' common stock.

On September 20, 2007, Hammonds and VOMF agreed to amend the Series A, B and C Warrants to: (i) adjust the exercise price of all of the Warrants to $0.10; and (ii) provide for the issuance of a total of 2,102,960 shares of Hammonds' newly authorized Series C Convertible Preferred Stock in lieu of 21,029,599 shares of common stock. On September 21, 2007, VOMF delivered a notice of exercise of all 21,029,599 Series A, B and C Warrants at an exercise price of $0.10 per warrant from which Hammonds received net proceeds of $981,162 and VOMF cancelled a short-term promissory note in the amount of $1,000,000, representing a loan made by VOMF to Hammonds on August 17, 2007.  As a result of this agreement, there are no warrants outstanding related to the Series A, B and C Convertible Preferred Stock.

Hammonds reviewed the following accounting standards to determine the appropriate accounting for these issuances:

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

We concluded that all components of these issuances should be classified as equity, because the only way for the value of the conversion feature to be realized is through the issuance of shares. Hammonds has sufficient authorized and unissued shares available to settle the contracts after considering all other commitments that may require the issuance of stock.

We valued the warrants using the Black-Scholes model and allocated the proceeds from the preferred share issuances based on the relative fair values of the securities issued.

We determined that a beneficial conversion feature exists for the Series A, B and C Convertible Preferred Stock issuances. Based on our review of the "Emerging Issues Task Force" EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the amount of proceeds allocated to the Series A and Series B Convertible Preferred Stock should be assigned to the embedded conversion feature with a corresponding amount recorded as a "deemed dividend" to the preferred shareholders. This is based on paragraph 6 of EITF 98-5, which states that "the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument."

We allocated the following amounts to the embedded conversion feature and recorded a deemed dividend to the preferred shareholders:

Preferred A – August 8, 2006	$387,499
Preferred A – August 23, 2006	176,643
Preferred B – September 30, 2006	726,756
Preferred C – September 20, 2007	1,981,162
Total deemed dividend	$3,272,060

On July 25, 2007, Hammonds and VOMF entered into an agreement pursuant to which VOMF waived the cash dividends of $150,425 on the Series A and Series B Convertible Preferred Stock accrued from August and September 2006, respectively, through September 30, 2007. Additionally, VOMF agreed that future accrued dividends may be paid, at Hammonds' option, in cash or in restricted shares of Hammonds' common stock. The number of shares of common stock to be issued as payment of accrued and unpaid dividends shall be determined by dividing (i) the total amount of accrued and unpaid dividends to be converted into common stock by (ii) eighty percent (80%) of the average of the VWAP for the twenty (20) Trading Days immediately preceding the dividend payment date. The term "VWAP" means, for any date, (i) the daily volume weighted average price of the common stock for such date on the OTC Bulletin Board as reported by Bloomberg Financial L.P. (based on a trading day from 9:30 a.m. Eastern Time to 4:02 p.m. Eastern Time); (ii) if the common stock is not then listed or quoted on the OTC Bulletin Board and if prices for the common stock are then reported in the "Pink Sheets" published by the Pink Sheets, LLC (or a similar organization or agency succeeding to its functions of reporting prices), the most recent bid price per share of the common stock so reported; or (iii) in all other cases, the fair market value of a share of common stock as determined by an independent appraiser selected in good faith by the Investor and reasonably acceptable to Hammonds.

Note 9 - Concentration of Credit Risk

Financial instruments that potentially subject Hammonds to credit risk are primarily accounts receivable – trade.  Hammonds grants credit to customers throughout the United States. Generally, Hammonds does not require collateral or other security to support customer receivables. During the six months ended June 30, 2008, Hammonds Water Treatment Systems, Inc. and Hammonds Technical Services, Inc. each had one customer that represented 29% and 10%, respectively, of total Hammonds' sales.

Note 10 - Income Taxes

The provision for income taxes consists of the following:

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008		June 30, 2007
Current taxes	$-	$(201,777)	$		$(489,372)
Deferred tax benefit	(1,008,972)			(1,184,265)
Benefits of operating loss carryforwards	$1,008,972	$201,777		$1,184,265	$489,372
Current Federal Taxes	-	-		-	-
Difference between actual and estimated 2007 Texas Margin Tax	(27,853)	-		(27,853)	-
Texas Margin Tax estimated for 2008	(1,937)	-		6,939	-
Tax benefit	$(29,790)	$-		$(20,914)	$-

The tax provision differs from amounts that would be calculated by applying federal statutory rates to income before income taxes primarily because no tax benefits have been recorded for nondeductible expenses totaling $37,892 and the valuation allowance for deferred tax assets increased by $268,321.

The following table sets forth a reconciliation of statutory income taxes:

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net loss before taxes	$(707,840)	$(593,463)	$(1,497,523)	$(1,439,330)

Income tax benefit computed at statutory rate	$(220,641)	$201,777	$(489,133)	$489,372
Permanent differences - non deductible expenses	9,694	-	12,883	-
Net effects of temporary differences	-	-	-	-
Effect of federal graduated rates	(798,025)	-	(708,015)	-
Increase (decrease) in valuation allowance	1,008,972	(201,777)	1,184,265	(489,372)
Difference between actual and estimated 2007 Texas Margin Tax	(27,853)	-	(27,853)	-
Texas Margin Tax estimated for 2008	(1,937)	-	6,939	-
Income tax benefit	$(29,790)	$-	$(20,914)	$-

Hammonds has loss carryforwards totaling $10,930,451 available at June 30, 2008 that may be offset against future taxable income.  If not used, the carryforwards will expire as follows:

Operating Losses
Amount	Expires
$2,587,701	2021
$4,859,618	2022
$3,483,132	2023

Note 11 - Segment Information

Hammonds has three reportable segments: Hammonds Technical Services, Hammonds Fuel Additives, and Hammonds Water Treatment Systems. Hammonds manufactures engineered products and chemicals that serve multiple segments of the fuels distribution, water treatment and utility vehicle industries. Hammonds' products are marketed by a worldwide network of distributors, manufacturers' representatives and original equipment manufacturers. The corporate overhead includes Hammonds' investment holdings, including financing current operations and expansion of its current holdings, as well as evaluating the feasibility of entering into additional businesses.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Hammonds evaluates performances based on profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses.

Hammonds' reportable segments are strategic business units that offer different technology and marketing strategies.

Hammonds' areas of operations are principally in the United States. No single foreign country or geographic area is significant to the consolidated financial statements.

Consolidated revenues from external customers, operating income / (losses), and identifiable assets were as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Hammonds Technical Services	$1,291,104	$1,325,929	$2,442,976	$1,976,412
Hammonds Fuel Additives	235,806	234,414	508,403	543,422
Hammonds Water Treatment	893,861	857,433	1,674,549	1,517,341
Total revenue	$2,420,771	$2,417,776	$4,625,928	$4,037,175

Income (loss) from operations:
Hammonds Technical Services	$(570,060)	$(350,128)	$(1,246,388)	$(1,111,529)
Hammonds Fuel Additives	(31,439)	23,786	(16,962)	63,948
Hammonds Water Treatment	28,363	29,123	57,629	49,421
Corporate	(54,819)	(121,352)	(108,829)	(130,972)
Total loss from operations	$(627,955)	$(418,571)	$(1,314,550)	$(1,129,132)
Other income (expense)	(79,885)	(174,892)	(182,973)	(310,198)
Total net loss before income taxes	(707,840)	(593,463)	(1,497,523)	(1,439,330)

			June 30, 2008	December 31, 2007
Identifiable assets:
Hammonds Technical Services			$9,078,951	$8,925,595
Hammonds Fuel Additives			1,993,412	2,025,761
Hammonds Water Treatment			915,450	772,179
Corporate			(1,912,160)	(908,297)
Total identifiable assets			$10,075,653	$10,815,238

Note 12 - Earnings Per Share

Basic earnings per share are calculated on the basis of the weighted average number of common shares outstanding. Diluted earnings per share, in addition to the weighted average determined for basic loss per share, include common stock equivalents, which would arise from the conversion of the preferred stock to common shares.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Basic loss per share:
Net loss	$(678,050)	$(593,463)	$(1,476,609)	$(1,439,330)
Weighted average common shares outstanding	49,855,565	40,093,765	49,820,058	38,234,934
Weighted average common shares outstanding for diluted net loss per share	49,855,565	40,093,765	49,820,058	38,234,934
Net loss per share - basic	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Net loss per share - diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Note 13 - Commitments

Hammonds leases its 106,000 square foot manufacturing and office facility from a third party under an operating lease which expires in October 2016. Future minimum lease payments under the operating lease are as follows:

Year December 31,	Amount
2008	$436,380
2009	436,380
2010	436,380
2011	436,380
2012	436,380
Thereafter	1,745,520
$3,927,420

Note 14 - Related Party Transactions and Economic Dependence

Hammonds has been and continues to be dependent upon funding from its parent, American International Industries, Inc. At June 30, 2008 and December 31, 2007, Hammonds owed the parent $592,063 and $594,640, respectively.  Interest on the balance owed to the parent is payable monthly at a rate of 6% per year.

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

Overview

Hammonds Industries, Inc., a Nevada corporation, is publicly traded on the OTCBB: Symbol "HMDI". The Company was incorporated on August 18, 1986 and is a 48% owned subsidiary of American International Industries, Inc., NasdaqCM: AMIN. AMIN consolidates Hammonds even though its ownership is less than 51%, because the AMIN appoints the members of Hammonds’ board of directors. Since Hammonds is incurring losses and the minority interest has no recorded common stock equity value, AMIN recognizes 100% of Hammonds’ losses. AMIN’s ownership percentage will be diluted in the event of the conversion by Vision Opportunity Fund Limited (VOMF) of their shares of Hammonds' Series A, B and C Convertible Preferred Stock into shares of Hammonds' common stock. See the discussion below under "2007 Private Financing Transactions".  Further, AMIN’s equity interest will be reduced to 34% upon the completion of the special dividend by AMIN of the Company’s shares, which is presently scheduled to commence in August 2008.

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

Results of Operations

Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007.

The following is derived from, and should be read in conjunction with, our unaudited condensed consolidated financial statements, and related notes for the three and six months ended June 30, 2008 and 2007.

Revenues. Hammonds generated revenues for the three months ended June 30, 2008 of $2,420,771, compared to $2,417,776 for the three months ended June 30, 2007, representing an increase of $2,995. Revenues for the six months ended June 30, 2008 were $4,625,928, compared to $4,037,175 for the same period in 2007, representing an increase of $588,753, or 15%. The increase was due to higher demand for Hammonds Water Treatment products and increased sales of Hammonds Technical Services’ transport mounted injection systems and Hammonds’ line of Omni Directional Vehicles (ODVs®). For the six months ended June 30, 2008 compared to 2007, Hammonds Water Treatment revenues increased by $157,208, or 10%, and Hammonds Technical Services revenues increased by $466,564, or 24%. Hammonds' projected backlog of orders at June 30, 2008 is $3.1 million, compared to a backlog of orders of $5.0 million at June 30, 2007.  The backlog is principally comprised of orders for injectors and skids.  All of the projected backlog at June 30, 2008 is expected to be delivered over the next twelve months.

Cost of Sales. Cost of sales for the three months ended June 30, 2008 was $1,790,454, or 74% of revenues, compared to $1,867,448, or 77% of revenues for the same period of the prior year. Cost of sales for the six months ended June 30, 2008 was $3,555,106, or 77% of revenues, compared to $3,332,690, or 83% of revenues for the same period of the prior year.  Costs of sales are anticipated to continue to decrease during 2008 as a percentage of revenues, as a result of improved absorption of fixed costs over an increasing revenue base and manufacturing efficiencies resulting from new, more efficient equipment and production techniques.

Selling and Administrative. Selling and administrative expenses increased to $1,258,272, or 52% of revenues, for the three months ended June 30, 2008, from $968,899, or 40% of revenues for the three months ended June 30, 2007. Selling and administrative expenses were $2,385,372, or 52% of revenues, for the six months ended June 30, 2008, compared to $1,833,617, or 45% of revenues, for the six months ended June 30, 2007. The increase was primarily due to expenses associated with sales promotion for Hammonds' line of ODVs®.

Loss from Operations. Our loss from operations for the three month period ended June 30, 2008, was $627,955, compared to 2007 of $418,571.  Loss from operations for the six months ended June 30, 2008, was $1,314,550 compared to $1,129,132 for the six months ended June 30, 2007 due to the increase in selling, general and administrative costs.

Other Income (Expense). Other expense decreased to $79,885 for the three months ended June 30, 2008, from $174,892 for the three months ended June 30, 2007. Other expense decreased to $182,973 for the six months ended June 30, 2008, from $310,198 for the six months ended June 30, 2007. Interest expense for the three and six months ended June 30, 2008 compared to 2007 decreased by $67,431 and $88,895, respectively, due to a decrease in the amount owed to the parent of $1.5 million.  Net unrealized and realized loss on trading securities for the three and six months ended June 30, 2008 compared to 2007 decreased by $33,730 and $46,196, respectively.

Net Income (Loss). Net loss increased to $678,050 for the three months ended June 30, 2008, compared to a net loss of $593,463 for the three months ended June 30, 2007. Net loss increased to $1,476,609 for the six months ended June 30, 2008, compared to a net loss of $1,439,330 for the six months ended June 30, 2007.

Liquidity and Capital Resources

At June 30, 2008 and December 31, 2007, we had total assets of $10,075,653 and $10,815,238, respectively. We had positive working capital of $1,301,196 at June 30, 2008, compared to $2,660,254 at December 31, 2007, representing a reduction of $1,359,058, due primarily to funding operations and investment in production equipment.

Net cash used in operations was $1,230,540 during the six months ended June 30, 2008, compared to $856,441 for 2007. The cash used during the six months ended June 30, 2008 was derived primarily from the net loss of $1,476,609 and increases in accounts receivable of $595,499, inventories of $232,571, prepaid expenses and other assets of $6,243, offset by an increase in accounts payable of $534,632. Significant non-cash items included in the net loss are depreciation and amortization of $454,236 and stock based compensation of $63,200. The cash used during the six months ended June 30, 2007 was derived primarily from the net loss of $1,439,330 and an increase in inventories of $130,958, offset by an increase in accounts payable of $192,661, depreciation and amortization of $412,453, an unrealized loss on trading securities of $74,510, and stock based compensation of $40,000.

Net cash used in investing activities was $200,252 during the six months ended June 30, 2008, compared to cash used of $112,600 for 2007. The cash used during the six months ended June 30, 2008 was primarily from the investment in production equipment of $177,742 and the cost of securing patents and trademarks of $19,934. The cash used during the six months ended June 30, 2007 was from purchases of an option to buy American International Industries, Inc. stock for $100,000 as part of a lawsuit settlement, property and equipment of $190,984, and the cost of securing patents and trademarks of $4,840, offset by an increase of $168,771 in amounts due to our parent, American International Industries, Inc.

Net cash used in financing activities was $61,748 during the six months ended June 30, 2008, compared to net cash provided in financing activities of $778,419 for the six months ended June 30, 2007. The net cash used in financing activities during the six month period ended June 30, 2008 was due to payments on long-term debt and capital lease obligations. The net cash provided by financing activities during the six month period ended June 30, 2007 was due to net proceeds from issuance of 3,970,400 shares of common stock upon the exercise by VOMF of Series C Warrants at an exercise price of $0.18 per share resulting in net proceeds of $694,672, and proceeds from long-term borrowings of $284,551, offset by payments on debt of $181,096.

In order to successfully grow Hammonds' business and its plan to increase market share for Hammonds' products and services, we have been dependent upon funding from our parent, which loan at June 30, 2008 was $592,063, and our parent's ability to secure and maintain our existing $2,000,000 revolving credit line from a financial institution.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at June 30, 2008 and December 31, 2007, due to the generally short maturities of these items. At June 30, 2008 and December 31, 2007, our investments were primarily in short-term dollar denominated bank deposits with maturities of a few days, or in longer-term deposits where funds can be withdrawn on demand without penalty. We have the ability and expect to hold our investments to maturity.

The Company’s outstanding long-term debt as of June 30, 2008 and December 31, 2007, is at fixed interest rates, prime plus 1%, or prime floating rate. The Company does not believe that a change of 100 basis points in interest rates would have a material effect on the Company’s financial condition.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2008, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For the six months ended June 30, 2008 there were no material changes from risk factors as disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

(b) Reports on Form 8-K During the Period Covered by this Report: The Registrant filed a Form 8-K on June 6, 2008 with disclosure under Item 4.01, "Changes in Registrant's Certifying Accountants."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Daniel Dror
CEO
Dated:  August 14, 2008

/s/ Sherry L. Couturier
CFO
Dated:  August 14, 2008