Form 10-Q
period 2008-09-30
Hammonds Industries, Inc.
filed 2008-11-14
CIK 1300524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
_______________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

At November 14, 2008 the Registrant had 50,223,664 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

HAMMONDS INDUSTRIES, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2008	December 31, 2007

Assets
Current assets:
Cash	$103,657	$1,597,361
Trading securities	-	28,314
Accounts receivable, less allowance for doubtful accounts of
$102,838 and $104,169 at September 30, 2008 and December 31, 2007, respectively	1,010,809	791,374
Inventories, net	2,090,270	1,656,801
Prepaid expenses and other assets	85,637	89,236
Total current assets	3,290,373	4,163,086

Property and equipment, net	1,362,979	1,132,472
Intangible assets, net	5,014,719	5,457,365
Other assets	100,330	62,315
Total assets	$9,768,401	$10,815,238
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$2,243,796	$1,326,808
Short-term note payable	310,999	89,999
Current installments of long-term capital lease obligations	67,762	29,967
Current installments of long-term debt	60,530	56,058
Due to American International Industries, Inc. - related party	773,063	-
Total current liabilities	3,456,150	1,502,832

Long-term capital lease obligations, less current installments	242,748	123,100
Long-term debt, less current installments	2,615,379	2,665,585
Due to American International Industries, Inc. - related party	-	594,640
Deferred tax liability	156,535	156,535
Total liabilities	6,470,812	5,042,692

Stockholders' equity:
Preferred stock, $0.001par value, authorized 5,000,000 shares:
3,769,626 issued and outstanding	377	377
Additional paid-in capital - preferred stock	4,811,573	4,811,573
Additional paid-in capital - beneficial conversion feature	3,272,060	3,272,060
Common stock, $0.0001 par value, authorized 195,000,000 shares:
50,023,664 and 49,748,257 shares issued and outstanding, respectively	5,003	4,975
Common stock issuance obligation, 200,000 shares	58,000	-
Additional paid-in capital - common stock	7,584,227	7,480,255
Accumulated deficit	(12,433,651)	(9,796,694)
Total stockholders' equity	3,297,589	5,772,546
Total liabilities and stockholders' equity	$9,768,401	$10,815,238

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HAMMONDS INDUSTRIES, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Revenues	$1,802,229	$3,083,286	$6,428,157	$7,120,461
Costs and expenses:
Cost of sales	1,594,421	2,075,445	5,149,527	5,402,135
Selling, general and administrative	1,102,374	1,427,085	3,487,746	3,266,702
Total operating expenses	2,696,795	3,502,530	8,637,273	8,668,837

Operating loss	(894,566)	(419,244)	(2,209,116)	(1,548,376)

Other income (expenses):
Finance expense for issuance of preferred stock	-	(386,334)	-	(386,334)
Interest income	-	4,001	4,681	16,452
Interest expense	(70,155)	(103,904)	(229,624)	(352,267)
Realized loss on trading securities	-	-	(100,000)	-
Unrealized gain on trading securities	-	118,427	71,686	43,916
Other income (expense)	(29,700)	(27)	(29,571)	198
Total other expenses	(99,855)	(367,837)	(282,828)	(678,035)

Net loss before income tax	(994,421)	(787,081)	(2,491,944)	(2,226,411)
Income tax expense (benefit)	927	-	(19,987)	-
Net loss	(995,348)	(787,081)	(2,471,957)	(2,226,411)

Preferred dividends
Regular dividend	(60,000)	(45,000)	(165,000)	(135,000)
Deemed dividend	-	(1,981,162)	-	(1,981,162)
Forgiveness of dividends	-	-	-	150,425
Net loss applicable to common shareholders	$(1,055,348)	$(2,813,243)	$(2,636,957)	$(4,192,148)

Net loss per common share - basic and diluted	$(0.02)	$(0.07)	$(0.05)	$(0.11)

Weighted average common shares - basic and diluted	49,962,114	41,189,639	49,867,756	39,230,659

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HAMMONDS INDUSTRIES, INC.
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net loss	$(2,471,957)	$(2,226,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	202,259	123,821
Amortization of intangibles	485,615	495,369
Realized loss on trading securities	100,000	-
Unrealized gain on trading securities	(71,686)	(43,916)
Stock based compensation	104,000	448,500
Finance expense for issuance of preferred stock	-	386,334
Management fee paid to American International Industries, Inc. with common stock	-	105,000
Change in operating assets and liabilities:
Accounts receivable	(219,435)	(371,093)
Inventories	(433,469)	(427,764)
Prepaid expenses and other current assets	3,600	21,344
Other assets	(38,015)	(35,087)
Accounts payable and accrued expenses	751,987	113,602
Net cash used in operating activities	(1,587,101)	(1,410,301)

Cash flows from investing activities:
Costs of securing patents and trademarks	(42,970)	(40,718)
Purchase of property and equipment	(229,250)	(303,198)
Purchase of option to buy American International Industries, Inc. stock	-	(100,000)
Proceeds from notes receivable	-	19,383
Net cash used in investing activities	(272,220)	(424,533)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	694,672
Proceeds from issuance of preferred stock	-	1,981,162
Proceeds from short-term borrowing	250,000	1,000,000
Proceeds from long-term borrowing	-	284,551
Principal payments under capital lease obligations	(46,073)	-
Principal payments of short-term borrowings	-	(1,183,523)
Principal payments of long-term borrowings	(45,734)	(30,921)
Change in amount due to American International Industries, Inc.	207,424	31,435
Net cash provided by financing activities	365,617	2,777,376

Net increase (decrease) in cash	(1,493,704)	942,542
Cash at beginning of period	1,597,361	396,505
Cash at end of period	$103,657	$1,339,047

Supplemental cash flow information:
Interest paid	$213,079	$352,267
Income taxes paid	$12,785	$-
Non-cash transactions:
Acquisition of fixed assets under capital lease obligations	$203,515	$-
Transfer of notes receivable to pay long-term note due to American International Industries, Inc. - related party	$-	$370,927
Accrued debt discount for common shares to be issued	$29,000	$-
Accrued debt discount for common shares to be issued - related party	$29,000	$-
The accompanying notes are an integral part of these unaudited consolidated financial statements.

HAMMONDS INDUSTRIES, INC.
Notes to Unaudited Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of Hammonds Industries, Inc. (“Hammonds”), f/k/a International American Technologies, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Hammonds’ latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

Certain reclassifications have been made to amounts in prior periods to conform with the current period presentation.

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

Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

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

Note 2 - Financial Condition

Hammonds requires additional financing to grow its business and fund its operations.  Hammonds unaudited interim consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Hammonds has incurred cumulative operating losses through September 30, 2008 of $12,433,651 and had a working capital deficit of $165,777 at September 30, 2008.  Revenues during the nine months ended September 30, 2008 were not sufficient to cover our operating costs and we continue to generate negative cash flows from operations.  There can be no assurance that Hammonds can or will be able to generate revenue or complete any debt or equity financing that might be needed to support operations in the future.  Hammonds’ consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Hammonds has hired an investment banking advisor to assist in securing additional financing.

Note 3 - Trading Securities

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

Note 4 - Inventory

Inventory consists of the following:

	September 30, 2008	December 31, 2007
Finished goods	$337,603	$231,870
Work in process	383,316	36,045
Parts and materials	1,488,161	1,420,043
	2,209,080	1,687,958
Less: Obsolescence reserve	(118,810)	(31,157)
	$2,090,270	$1,656,801

Note 5 - Property and Equipment

A summary of property and equipment and related accumulated depreciation and amortization is as follows:

	September 30, 2008	December 31, 2007
Machinery and equipment	$1,849,288	$1,416,522
Leasehold improvements	96,796	96,796
Total property and equipment	1,946,084	1,513,318
Less: Accumulated depreciation and amortization	(583,105)	(380,846)
Net property and equipment	$1,362,979	$1,132,472

Depreciation expense for the three and nine months ended September 30, 2008 and 2007 was $71,379, $44,618, $202,259, and $123,821, respectively.

Hammonds has entered into various capital lease agreements for the acquisition of machinery and equipment.  Assets acquired under such financing arrangements included in property and equipment are as follows:

	September 30, 2008	December 31, 2007
Machinery and equipment	$372,722	$163,174
Less accumulated depreciation and amortization	(43,247)	-
Net property and equipment	$329,475	$163,174

Principal repayment provisions of long-term capital leases are as follows at September 30, 2008:

2008	$14,741
2009	71,298
2010	76,745
2011	75,043
2012	67,280
2013	5,403
Total	$310,510

Note 6 - Intangible Assets

Intangible assets at September 30, 2008 consisted of the following:
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Patents	$4,587,467	$1,121,871	$3,465,596	12 years
Trademarks	1,149,199	307,143	842,056	10 years
Sole Source Contract	1,144,039	436,972	707,067	7 years
Patents, Trademarks, and Sole Source Contracts	$6,880,705	$1,865,986	$5,014,719	11 years

Intangible assets at December 31, 2007 consisted of the following:
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Patents	$4,544,498	$845,022	$3,699,476	12 years
Trademarks	1,149,199	220,953	928,246	10 years
Sole Source Contract	1,144,039	314,396	829,643	7 years
Patents, Trademarks, and Sole Source Contracts	$6,837,736	$1,380,371	$5,457,365	11 years

Amortization expense for the three and nine months ended September 30, 2008 and 2007 was $162,259, $162,119, $485,615, and $495,369, respectively.

Note 7 - Short-term Notes Payable

	September 30, 2008	December 31, 2007
Note payable with interest at 10.5%, interest payments due monthly, principal due on demand	$89,999	$89,999

Note payable for $250,000 with interest at 10%, principal due December 31, 2008, discounted by $29,000 and $0 for stock consideration, respectively	221,000	-
	$310,999	$89,999

At September 30, 2008 and December 31, 2007, the average annual interest rate of our short-term borrowing was approximately 10.1% and 10.5%, respectively.  During the three months ended September 30, 2008, our parent (see note 15) and VOMF provided bridge loans of $250,000 each.  These loans have a 10% interest rate and are due December 31, 2008, or upon Hammonds receiving significant equity financing.  As additional consideration, Hammonds will issue 100,000 shares of restricted common stock to both VOMF and our parent, resulting in a discount on the notes of $29,000 each.

Note 8 - Long-term Debt

	September 30, 2008	December 31, 2007
Note payable to a bank, interest due quarterly at prime plus 1%, principal balance due January 1, 2010, secured by assets of Hammonds' subsidiary, Hammonds Technical Services, Inc.	$1,992,189	$1,992,189

Note payable to a bank, due in quarterly installments of interest only at prime plus 1%, with a principal payment due on January 1, 2010, secured by assets of Hammonds' subsidiary, Hammonds Technical Services, Inc.	400,000	400,000

Note payable to a bank, with interest at 9.25%, due in monthly installments of principal and interest of $4,054 through February 26, 2012, secured by assets of Hammonds' subsidiary, Hammonds Technical Services, Inc.	197,046	220,338

Note payable to a bank, with interest at 8.25%, due in monthly installments of principal and interest of $842 through April 7, 2012, secured by assets of Hammonds' subsidiary, Hammonds Technical Services, Inc.	31,230	36,727

Note payable to a bank, due in monthly installments of principal and interest of $2,120 through April 3, 2011, secured by assets of Hammonds' subsidiary, Hammonds Technical Services, Inc.	55,444	72,389
	2,675,909	2,721,643
Less current portion	(60,530)	(56,058)
	$2,615,379	$2,665,585

Principal repayment provisions of long-term debt are as follows at September 30, 2008:

2008	$14,626
2009	61,944
2010	2,460,143
2011	53,750
2012	85,446
Total	$2,675,909

Note 9 - Preferred Stock

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

On September 20, 2007, Hammonds and VOMF agreed to amend the Series A, B and C Warrants to: (i) adjust the exercise price of all of the Warrants to $0.10; and (ii) provide for the issuance of a total of 2,102,960 shares of Hammonds' newly authorized Series C Convertible Preferred Stock in lieu of 21,029,599 shares of common stock. On September 21, 2007, VOMF delivered a notice of exercise of all 21,029,599 Series A, B and C Warrants at an exercise price of $0.10 per warrant from which Hammonds received net proceeds of $1,981,162.  As a result of this agreement, there are no warrants outstanding related to the Series A, B and C Convertible Preferred Stock.

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

The modification of the exercise price to $0.10 per share for the Warrants requires a comparison of the fair values of the warrants immediately before and after the modification. As a result of this comparison, we calculated a fair value increase of $386,334 for this modification. Since additional value was given to the holders of these warrants, $386,334 was recognized and recorded as finance expense in September 2007, in accordance with SFAS No. 123R, Share-Based Payment.

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

Note 10 - Concentration of Credit Risk

Financial instruments that potentially subject Hammonds to credit risk are primarily accounts receivable – trade.  Hammonds grants credit to customers throughout the United States. Generally, Hammonds does not require collateral or other security to support customer receivables. During the nine months ended September 30, 2008, Hammonds Water Treatment Systems, Inc. had one customer that represented 31% of total Hammonds' sales.

Note 11 - Income Taxes

The provision for income taxes consists of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008		September 30, 2007
Current taxes	$-	$(267,608)	$		$(756,980)
Deferred tax benefit	(354,833)	-		(1,539,098)	-
Benefits of operating loss carryforwards	354,833	267,608		1,539,098	756,980
Current Federal Taxes	-	-		-	-
Difference between actual and estimated 2007 Texas Margin Tax	(1,776)	-		(29,629)	-
Texas Margin Tax estimated for 2008	2,703	-		9,642	-
Tax expense (benefit)	$927	$-		$(19,987)	$-

The tax provision differs from amounts that would be calculated by applying federal statutory rates to income before income taxes primarily because no tax benefits have been recorded for nondeductible expenses totaling $50,286 and the valuation allowance for deferred tax assets increased by $268,321.

The following table sets forth a reconciliation of statutory income taxes:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net loss before taxes	$(994,421)	$(787,081)	$(2,491,944)	$(2,226,411)

Income tax benefit computed at statutory rate	$(358,128)	$(267,608)	$(847,261)	$(756,980)
Permanent differences - non deductible expenses	4,214	-	17,097	-
Net effects of temporary differences	-	-	-	-
Effect of federal graduated rates	(919)	-	(708,934)	-
Increase (decrease) in valuation allowance	354,833	267,608	1,539,098	756,980
Difference between actual and estimated 2007 Texas Margin Tax	(1,776)	-	(29,629)	-
Texas Margin Tax estimated for 2008	2,703	-	9,642	-
Income tax expense (benefit)	$927	$-	$(19,987)	$-

Hammonds has loss carryforwards totaling $11,974,078 available at September 30, 2008 that may be offset against future taxable income.  If not used, the carryforwards will expire as follows:

Operating Losses
Amount	Expires
$2,587,701	2021
$4,859,618	2022
$4,526,759	2023

Note 12 - Segment Information

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

Consolidated revenues from external customers, operating income / (losses), and identifiable assets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Hammonds Technical Services	$618,581	$1,962,312	$3,061,558	$3,938,724
Hammonds Fuel Additives	294,643	281,292	803,046	824,714
Hammonds Water Treatment	889,005	839,682	2,563,553	2,357,023
Total revenue	$1,802,229	$3,083,286	$6,428,157	$7,120,461

Income (loss) from operations:
Hammonds Technical Services	$(952,046)	$8,275	$(2,198,434)	$(1,103,253)
Hammonds Fuel Additives	62,924	43,229	45,962	107,177
Hammonds Water Treatment	18,990	38,807	76,619	88,228
Corporate	(24,434)	(509,555)	(133,263)	(640,528)
Total loss from operations	(894,566)	(419,244)	(2,209,116)	(1,548,376)
Other expense	(99,855)	(367,837)	(282,828)	(678,035)
Total net loss before income taxes	$(994,421)	$(787,081)	$(2,491,944)	$(2,226,411)

			September 30, 2008	December 31, 2007
Identifiable assets:
Hammonds Technical Services			$8,839,442	$8,925,595
Hammonds Fuel Additives			2,076,974	2,025,761
Hammonds Water Treatment			1,029,121	772,179
Corporate			(2,177,136)	(908,297)
Total identifiable assets			$9,768,401	$10,815,238

Note 13 - Loss Per Share

Basic losses per share are calculated on the basis of the weighted average number of common shares outstanding. Diluted losses per share, in addition to the weighted average determined for basic loss per share, include common stock equivalents, which would arise from the conversion of the preferred stock to common shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic loss per share:
Net loss	$(995,348)	$(787,081)	$(2,471,957)	$(2,226,411)
Weighted average common shares outstanding	49,962,114	41,189,639	49,867,756	39,230,659
Weighted average common shares outstanding for diluted net loss per share	49,962,114	41,189,639	49,867,756	39,230,659
Net loss per share - basic	$(0.02)	$(0.02)	$(0.05)	$(0.06)

Net loss per share - diluted	$(0.02)	$(0.02)	$(0.05)	$(0.06)

Note 14 - Commitments

Hammonds leases its 106,000 square foot manufacturing and office facility from a third party under an operating lease which expires in October 2016. Future minimum lease payments under the operating lease are as follows:

Year December 31,	Amount
2008	$436,380
2009	436,380
2010	436,380
2011	436,380
2012	436,380
Thereafter	1,745,520
$3,927,420

Note 15 - Related Party Transactions and Economic Dependence

Hammonds has been and continues to be dependent upon funding from its parent, American International Industries, Inc. ("AMIN"). At September 30, 2008 and December 31, 2007, Hammonds owed the parent $773,063 and $594,640, respectively.  During the three months ended September 30, 2008, AMIN provided a bridge loan of $250,000.  This loan has a 10% interest rate and is due December 31, 2008, or upon Hammonds receiving significant equity financing. As additional consideration, Hammonds will issue 100,000 shares of restricted common stock to AMIN.  These shares have been recorded as a debt discount of $29,000 on the note.

Note 16 - Subsequent Events

On November 7, 2008, AMIN set new record and issue dates of December 31, 2008 and February 25, 2009, respectively, for the special dividend of its shares of common stock of HMDI to AMIN shareholders.  Additionally, AMIN increased the special dividend from one to two shares of HMDI common stock for each share of AMIN common stock.  After these transactions, AMIN's ownership interest in Hammonds will be approximately 13% of the issued and outstanding common stock.

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

Overview

Hammonds Industries, Inc., a Nevada corporation, is publicly traded on the OTCBB: Symbol "HMDI". The Company was incorporated on August 18, 1986 and is a 48% owned subsidiary of American International Industries, Inc., ("AMIN") NasdaqCM: AMIN.  AMIN consolidates Hammonds even though its ownership is less than 51%, because the AMIN appoints the members of Hammonds’ board of directors. Since Hammonds is incurring losses and the minority interest has no recorded common stock equity value, AMIN recognizes 100% of Hammonds’ losses. AMIN’s ownership percentage will be diluted in the event of the conversion by Vision Opportunity Fund Limited (VOMF) of their shares of Hammonds' Series A, B and C Convertible Preferred Stock into shares of Hammonds' common stock. See the discussion below under "2007 Private Financing Transactions".  Further, AMIN’s equity interest will be reduced to 13% upon the completion of the special dividend by AMIN of the Company’s shares, which is presently scheduled to commence in February 2009.

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

On September 20, 2007, the Company entered into an agreement with VOMF pursuant to which the Series A, B and C Warrants were amended to: (i) adjust the exercise price of all of the Warrants to $0.10; and (ii) provide for the issuance of a total of 2,102,960 shares of the Company's newly authorized Series C Convertible Preferred Stock in lieu of 21,029,599 shares of common stock. On September 21, 2007, VOMF delivered a notice of exercise of all 21,029,599 Series A, B and C Warrants at an exercise price of $0.10 per warrant, from which the Company received net proceeds of $1,981,162.

In total, the Company has received approximately $5.4 million from the 2006 and 2007 VOMF Private Financing Transactions. The material terms of these preferred stock issuances are included in note 8 to the consolidated financial statements.

Results of Operations

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007.

The following is derived from, and should be read in conjunction with, our unaudited consolidated financial statements, and related notes for the three and nine months ended September 30, 2008 and 2007.

Revenues. Hammonds generated revenues for the three months ended September 30, 2008 of $1,802,229, compared to $3,083,286 for the three months ended September 30, 2007, representing a decrease of $1,281,057, or 42%. Revenues for the nine months ended September 30, 2008 were $6,428,157, compared to $7,120,461 for the same period in 2007, representing a decrease of $692,304, or 10%. For the nine month period, Hammonds Water Treatment revenues increased by $206,530, or 9%, and Hammonds Technical Services revenues decreased by $877,166, or 22%.  The decrease was due to delays in certain materials required for specific job completion and the influence of an overall worldwide economic slowdown.  Extensive roof damage caused by Hurricane Ike destroyed the entire office and sales showroom complex.   Relocation of all personnel within the complex into temporary facilities has impacted both production and marketing efforts.  While all computers and accounting network were saved, virtually all furniture and fixtures within the affected area were destroyed. The Company is pursuing claims under its insurance policies for lost income and additional expenses. No estimate of potential recovery can be made at this time since the costs and losses are continuing.  Hammonds' projected backlog of orders at September 30, 2008 is $3.2 million, compared to a backlog of orders of $4.8 million at September 30, 2007.  The backlog is principally comprised of orders for injectors and skids.  Subject to releases by customers, the entire projected backlog at September 30, 2008 is expected to be delivered over the next twelve months.  Some shipments originally scheduled for September were shifted to October as a result of delays in components.  Shipping delays caused by the storm damage result in shifting some sales from the third quarter to the fourth quarter, while some sales have been lost due to our limited showroom and marketing presence.

Cost of Sales. Cost of sales for the three months ended September 30, 2008 was $1,594,421, or 88% of revenues, compared to $2,075,445, or 67% of revenues for the same period of the prior year. Cost of sales for the nine months ended September 30, 2008 was $5,149,527, or 80% of revenues, compared to $5,402,135, or 76% of revenues for the same period of the prior year.  Cost of sales as a percentage of revenue have increased due to the current decrease in revenue.

Selling and Administrative. Selling and administrative expenses decreased to $1,102,374, or 61% of revenues, for the three months ended September 30, 2008, from $1,427,085, or 46% of revenues for the three months ended September 30, 2007. The current quarter increase in selling and administrative expenses as a percentage of revenues was primarily due to the decrease in revenue for the quarter ended September 30, 2008.  Selling and administrative expenses were $3,487,746, or 54% of revenues, for the nine months ended September 30, 2008, compared to $3,266,702, or 46% of revenues, for the nine months ended September 30, 2007.  The increase in expenses was primarily due to an overall increase in expenses in engineering, production and marketing of Hammonds' line of ODVs®.  The nine month increase in selling and administrative expenses as a percentage of revenues was primarily due to the decrease in revenue for the nine months ended September 30, 2008.  Increased expenses related to the mitigation of damages, relocation to new office space within the existing facility, and restoration of services are reflected in the September expenses and will continue into the next quarter.

Loss from Operations. Our loss from operations for the three month period ended September 30, 2008, was $894,566, compared to 2007 of $419,244.  Loss from operations for the nine months ended September 30, 2008, was $2,209,116 compared to $1,548,376 for the nine months ended September 30, 2007.  The increase in the loss from operations for both periods is due to the decrease in revenues.

Total Other Expenses. Other expenses decreased to $99,855 for the three months ended September 30, 2008, from $367,837 for the three months ended September 30, 2007. Other expenses decreased to $282,828 for the nine months ended September 30, 2008, from $678,035 for the nine months ended September 30, 2007. Other expenses for the three and nine months ended September 30, 2007 included $386,334 in finance expense for the issuance of preferred stock. Interest expense for the three and nine months ended September 30, 2008 compared to 2007 decreased by $33,749 and $122,643, respectively, due to the decrease in the amount owed to the parent of $818,500 from September 30, 2007 to September 30, 2008.

Net Loss. The net loss increased to $995,348 for the three months ended September 30, 2008, compared to a net loss of $787,081 for the three months ended September 30, 2007. The net loss increased to $2,471,957 for the nine months ended September 30, 2008, compared to a net loss of $2,226,411 for the nine months ended September 30, 2007.  The increase in the net losses for the three and nine month periods was primarily due to our decrease in revenues.

Liquidity and Capital Resources

At September 30, 2008 and December 31, 2007, we had total assets of $9,768,401 and $10,815,238, respectively. We had negative working capital of $165,777 at September 30, 2008, compared to positive working capital of $2,660,254 at December 31, 2007, representing a reduction of $2,826,031, due primarily to funding operations and investment in production equipment and amounts owed to our parent company of $773,063 coming due.

During the three months ended September 30, 2008, our parent and VOMF provided bridge loans of $250,000 each.  These loans have a 10% interest rate and are due December 31, 2008, or upon Hammonds receiving significant equity financing.  Hammonds also agreed to issue 100,000 shares to each, our parent and VOMF, as additional consideration for entering into the loans.  The Company is in discussions with several groups regarding the possible investment of additional equity financing to support the continuing implementation of our business plan.  It is possible that new investment into the Company might result in dilution to existing shareholders.

Net cash used in operations was $1,587,101 during the nine months ended September 30, 2008, compared to $1,410,301 for 2007. The cash used during the nine months ended September 30, 2008 was derived primarily from the net loss of $2,471,957, offset by significant non-cash items included in the net loss of depreciation and amortization of $687,874 and stock based compensation of $104,000. The cash used during the nine months ended September 30, 2007 was derived primarily from the net loss of $2,226,411 and increases in accounts receivable of $371,093 and inventories of $427,764, offset by an increase in accounts payable of $113,602, depreciation and amortization of $619,190, stock based compensation of $448,500, finance expense for the issuance of preferred stock of $386,334, and a management fee paid in restricted shares of common stock to Hammonds' parent of $105,000.

Net cash used in investing activities was $272,220 during the nine months ended September 30, 2008, compared to cash used of $424,533 for 2007. The cash used during the nine months ended September 30, 2008 was primarily from the investment in production equipment of $229,250 and the cost of securing patents and trademarks of $42,970. The cash used during the nine months ended September 30, 2007 was primarily from purchases of an option to buy American International Industries, Inc. stock for $100,000 as part of a lawsuit settlement and the investment in property and equipment of $303,198.

Net cash provided in financing activities was $365,617 during the nine months ended September 30, 2008, compared to net cash provided in financing activities of $2,777,376 for the nine months ended September 30, 2007. The net cash provided in financing activities during the nine month period ended September 30, 2008 was due to bridge loans in the amount of $500,000 provided by our parent and VOMF, offset by payments on long-term debt and capital lease obligations of $91,807. The net cash provided by financing activities during the nine month period ended September 30, 2007 was due to net proceeds of $1,981,162 from the issuance of 2,102,960 shares of Series C Convertible Preferred Stock in connection with the exercise by VOMF of all outstanding Series A, B and C Warrants in September 2007, net proceeds from issuance of 3,970,400 shares of common stock upon the exercise by VOMF of Series C Warrants at an exercise price of $0.18 per share resulting in net proceeds of $694,672, and proceeds from borrowings of $1,284,551, offset by payments on debt of $1,214,444.

In order to successfully grow Hammonds' business and its plan to increase market share for Hammonds' products and services, we have been dependent upon funding from our parent, which loan at September 30, 2008 was $773,063, and our parent's ability to secure and maintain our existing $2,000,000 revolving credit line from a financial institution.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at September 30, 2008 and December 31, 2007, due to the generally short maturities of these items. At September 30, 2008 and December 31, 2007, our investments were primarily in short-term dollar denominated bank deposits with maturities of a few days, or in longer-term deposits where funds can be withdrawn on demand without penalty. We have the ability and expect to hold our investments to maturity.

The Company’s outstanding long-term debt as of September 30, 2008 and December 31, 2007, is at fixed interest rates, prime plus 1%, or prime floating rate. The Company does not believe that a change of 100 basis points in interest rates would have a material effect on the Company’s financial condition.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2008, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For the nine months ended September 30, 2008 there were no material changes from risk factors as disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

(b) Reports on Form 8-K During the Period Covered by this Report: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Daniel Dror
CEO
Dated:  November 14, 2008

/s/ Sherry L. Couturier
CFO
Dated:  November 14,  2008