Form 10-K
period 2008-12-31
Hammonds Industries, Inc.
filed 2010-02-23
CIK 1300524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☐  No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $22,167 based on the closing sale price of $0.001 on such date as reported on the OTCBB.

The number of shares outstanding of each of the issuer’s classes of equity as of  February 23, 2010 is 5,031,326 shares of common stock and 3,769,626 shares of preferred stock.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Hammonds Industries, Inc.

Hammonds Industries, Inc., a Nevada corporation, is publicly traded on the pink sheets under the symbol "HMDI". The Company was incorporated on August 18, 1986.

Description of Hammonds' Organization and Financing Transactions

Some of the statements contained in this current report of Hammonds Industries Inc., (hereinafter the "Company", "Hammonds", "We" or the "Registrant" discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. In 2005, the Company, through its parent company, acquired 51% of the capital stock of Hammonds Technical Services, Inc. Hammonds Technical Services, Inc. and Hammonds Fuel Additives, Inc. were separate privately-owned Texas companies. In connection with the 2005 acquisition by the Company, Hammonds Fuel Additives was merged into Hammonds Technical Services. In April 2005 and January 2006, respectively, Hammonds Fuel Additives and Hammonds Water Treatment Systems, respectively, were reincorporated as separate entities from Hammonds Technical Services, and all three entities are wholly-owned subsidiaries of the Company. On August 1, 2006, the Company acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. in consideration for the issuance of 1,600,000 restricted shares of common stock, valued at a price of $2.50 per share, the price of the Company's common stock at the date of the transaction.

Prior to the year ended December 31, 2008, in accordance with FIN 46(R), American International Industries, Inc. (American), consolidated Hammonds, even though its ownership was less than 51%, because American appointed the members of Hammonds’ board of directors. Since Hammonds was incurring losses and the minority interest had no recorded common stock equity value, American recognized 100% of Hammonds’ losses.

On December 31, 2008, the board of directors of American approved the deconsolidation of Hammonds from American. To effect the deconsolidation of Hammonds, American was required to reduce its ownership percentage, board membership, and guarantee of Hammonds’ debt. After the distribution of the special dividend of approximately 1.74 million shares of Hammonds’ common stock to American's shareholders of record on December 31, 2008, American's ownership is approximately 13% of Hammonds' issued and outstanding common stock. Effective December 31, 2008, Carl Hammonds was appointed Chairman and CEO and John Stump, III was appointed CFO. Hammonds accepted the resignations of Daniel Dror, as Chairman of the Board and CEO, Sherry L. Couturier, as Director, CFO and Vice President, and Charles R. Zeller, as Director, and appointed Richard C. Richardson as a new board member unrelated to American. As a result, the majority of Hammonds’ board of directors is no longer controlled by American. Additionally, a reduction of American's guarantee of Hammonds’ debt to $1,000,000 was obtained from Texas Community Bank.

On April 16, 2009, Hammonds entered into an Asset Purchase Agreement with FabCorp, Inc., a Houston-based manufacturing company, pursuant to which Hammonds sold all of its assets, including all of the shares of its operating  wholly-owned subsidiaries, Hammonds Fuel Additives, Inc., Hammonds Technical Services, Inc., Hammonds Water Treatment Systems, Inc. and Hammonds ODV, Inc. (collectively, the “Operating Subsidiaries”) to a newly formed Texas company, Hammonds Technologies, LLC., a wholly owned subsidiary of FabCorp, Inc.

The transaction was authorized and approved pursuant to the provisions of the Nevada Revised Statutes by the Joint Written Consent of the Board of Directors and the Majority Stockholders of Hammonds.

The Board of Directors decision to enter into the Asset Purchase Agreement was based upon the following reasons, among others: the poor business outlook for the Operating Subsidiaries because of Hammonds’ inability to raise sufficient capital, either through equity or debt financing to continue its operations and grow the businesses of the Operating Subsidiaries; the weak financial viability of the Operating Subsidiaries without a substantial infusion of capital; that at December 31, 2008, Hammonds total current liabilities were about $6.9 million compared to current assets of about $2.8 million and total liabilities were about $7.3 million or about $460,000 more than  total assets (all amounts unaudited); for more than the past year, Hammonds’ management had been actively seeking financing, either through equity or debt, necessary to support ongoing operations and to that end had retained investment banking consultants pursuing several possible financing opportunities, but none of these efforts were successful and no additional financing was raised; the ongoing  upheaval in the credit and investment environment; and the determination by Hammonds management that it would be unable to continue as a “going concern.”

Pursuant to the Asset Purchase Agreement, FabCorp purchased all of the assets,  free and clear of all liens and other encumbrances, in consideration for the payment of liabilities of Hammonds to Texas Community Bank in the amount of $2.6 million, payment of the senior promissory bridge note of $250,000 to Hammonds’ institutional investor, Vision Opportunity Master Fund, Ltd., the assumption of all payables and liabilities of the Operating Subsidiaries of approximately $2.6 million and the commitment to provide continuing financial support for the Operating Subsidiaries.

Based upon the foregoing, Hammonds’ Board of Directors determined that is was in the best interests of Hammonds and its shareholders that Hammonds enter into the Asset Purchase Agreement, so that Hammonds could pursue other business opportunities through a merger, acquisition or other business combination with an operating entity.  On August 13, 2009, Hammonds, American, Delta Seaboard Well Service, Inc. (Delta), American's 51% owned subsidiary, and the minority interest owners of Delta entered into an agreement to commence a reverse merger of Delta into Hammonds.

On August 13, 2009, Hammonds, American, Delta Seaboard Well Service, Inc. (Delta), American's 51% owned subsidiary, and the minority interest owners of Delta entered into an agreement to commence a reverse merger of Delta into Hammonds.

2006 Private Financing Transactions
On August 8, 2006,  the Company entered into a stock purchase agreement with Vision Opportunity Fund Limited ("VOMF"), an institutional investor, pursuant to which the Company sold VOMF 833,333 shares of Series A Convertible Preferred Stock for $1,500,000 and issued a Series A Warrant exercisable for a period of 5 years to purchase 833,333 shares of the Company’s common stock at $1.80 per share and a Series B Warrant exercisable for a period of 2 years to purchase an additional 833,333 shares of the Company’s common stock at $1.80 per share.

On September 29, 2006, the Company entered into another stock purchase agreement with VOMF pursuant to which the Company sold 833,333 shares of Series B Convertible Preferred Stock for $1,500,000 and issued a Series C Warrant exercisable for a period of 5 years to purchase 833,333 shares of the Company’s common stock at $5.00 per share.

The stock purchase agreements in the 2006 Private Financing Transactions provide that each share of Series A and Series B Convertible Preferred Stock is convertible into 1 share of Hammonds' common stock.

2007 Private Financing Transactions
In connection with the agreement of VOMF to exercise up to 400,000 Series C Warrants in March 2007, the Company reduced the exercise price of the Series C Warrants from $5.00 per share to $1.80 per share through December 31, 2007, following which the exercise price reverts to $5.00 per share. On March 27, 2007, VOMF exercised 397,040 Series C Warrants at a price of $1.80 per share with net proceeds of $694,672 to the Company.

On September 20, 2007, the Company entered into an agreement with VOMF pursuant to which the Series A, B and C Warrants were amended to: (i) adjust the exercise price of all of the Warrants to $1.00; and (ii) provide for the issuance of a total of 2,102,960 shares of the Company's newly authorized Series C Convertible Preferred Stock in lieu of 2,102,960 shares of common stock. On September 21, 2007, VOMF delivered a notice of exercise of all 2,102,960 Series A, B and C Warrants at an exercise price of $1.00 per warrant, from which the Company received net proceeds of $981,162 and VOMF cancelled Hammonds’ short-term promissory note payable in the amount of $1,000,000, representing a loan made by VOMF to the Company on August 17, 2007.

In total, the Company has received approximately $5.4 million from the 2006 and 2007 VOMF Private Financing Transactions.  The material terms of these preferred stock issuances are included in Note 9 to the consolidated financial statements.

Revenue and expenses of Hammonds are included in the Company’s consolidated statements of operations from May 1, 2005 through the year ended December 31, 2008.

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

Description of Hammonds' Products and Services

Omni Directional Vehicles

Hammonds' line of Omni Directional Vehicles (ODV®), we believe, should establish a standard for industrial utility vehicles based on vehicle safety and performance.  Hammonds' ODV® is based on a round chassis, driven by two individually powered wheels located at the center axis of the circle and is able to move in any radial direction from a given point.   The unique material handling capabilities of a Hammonds’ ODV® make it possible to position large, heavy objects with exact precision in confined areas with limited maneuvering room.  The Hammonds’ ODV® is a highly versatile vehicle that has been configured to handle aircraft, position large components, and for use as a platform for snow management equipment, among other uses and applications.  Hammonds has been granted multiple United States and foreign patents on the ODV® covering forklifts, high capacity pallet jacks, people movers, security vehicles, highway mowing machines, and terminal freight tractors.

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

Employees

As of December 31, 2008, Hammonds had 47 full time employees, including Carl Hammonds, Hammonds’ founder, president and a director. No employees are covered by a collective bargaining agreement. Hammonds’ management considers relations with its employees to be satisfactory.

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

Development efforts for our ODV® product line are dependent upon factors outside of our control, and upon successful completion of development and market acceptance

We have devoted significant financial and other resources to the development of our new Omni Directional Vehicle (ODV®) line. We are dependent upon the ability of the third party manufacturers and subcontractors of the ODV® components necessary for us to successfully complete manufacturing of the units in a timely manner, with the features that are required, in order for us to be able to commercially exploit our development. Hammonds believes that the patented new design can be utilized in connection with forklifts, freight terminal tractors, security vehicles, industrial highway mowers and a full range of aviation ground handling vehicles. Hammonds has produced several prototypes of its ODV® products at its plant in Houston, TX. While Hammonds has been successful in generating initial ODV® stocking orders, there can be no assurance that Hammonds will be able to successfully manufacture and sell a sufficient number of ODV® units to generate significant revenues and profits.

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

Our failure to attract and retain qualified personnel, including key officers, could have an adverse effect on us

While we believe that our current personnel of 47 employees is sufficient for the forseeable future, our ability to attract and retain qualified engineers, and other professional personnel to satisfy our needs is an important factor in determining our future success. The market for these skilled professionals is competitive, and there can be no assurance that we will be successful in our efforts to attract and retain additional professionals as our need increases. In addition, our ability to be successful depends in part on our ability to attract and retain skilled laborers in our manufacturing and service business. Demand for these workers can be high at times and the supply can be extremely limited at times. Our success is also highly dependent upon the continued services of our key officer, Carl Hammonds, our president, and the loss of Mr. Hammonds could adversely affect us. The Company has "key" man life insurance on the life of Mr. Hammonds in an amount that it deems sufficient.

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

Limited patent and proprietary information protection

Hammonds believes that its patents for its various products and systems, including the ODV®, and the proprietary processes used in production of its products and equipment systems, does not infringe on the patents and proprietary rights of others. In the event that Hammonds' products infringe the patent or proprietary rights of others, we may be required to modify our process or obtain a license. There can be no assurance that we would be able to do so in a timely manner, upon acceptable terms and conditions or at all. The failure to do so would have a material adverse effect on the Company's business. In addition, there can be no assurance that the Company will have the financial or other resources necessary to prosecute or defend a patent infringement or proprietary rights action. Moreover, if any of the Company's products infringe patents or proprietary rights of others, the Company could, under certain circumstances, become liable for damages, which could have a material adverse effect on the Company. Hammonds relies on its own patents and proprietary know-how and confidential information and employs various methods to protect the processes, concepts, ideas and documentation associated with its proprietary rights. However, such patents and methods may not afford complete protection and there can be no assurance that others will not independently develop such processes, concepts, ideas and documentation or otherwise challenge the Company's patents. Although the Company requires all of its employees to sign non-disclosure, non-competition and inventions agreements, there can be no assurance that such agreements will be enforceable or will provide meaningful protection to the Company. There can be no assurance that the Company will be able to adequately protect its patents and trade secrets or that other companies will not acquire information that the Company considers proprietary. Moreover, there can be no assurance that other companies will not independently develop know-how comparable to or superior to that of the Company.

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

Possible issuance of additional securities

Our Articles of Incorporation authorize the issuance of 195,000,000 shares of common stock, par value $0.0001 and 5,000,000 shares of preferred stock, par value $0.0001. At December 31, 2008, we had 5,031,326 shares of common stock issued and 3,769,626 shares of preferred stock issued. We may issue additional shares of common stock in connection with any future acquisitions of operating businesses or assets or to raise additional funding for our operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

If the 833,333 shares of Series A Preferred Stock, 833,333 shares of Series B Preferred Stock, and 2,102,960 of Series C Preferred Stock issued to VOMF are converted into shares of common, we would be required to issue an additional 3,769,626 shares of common stock.

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

Shares eligible for future sale

As of December 31, 2008, the Registrant had 5,031,326 shares of common stock issued and outstanding, 2,814,656 shares are "restricted" as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of one year may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one (1%) percent of (a) the Company's issued and outstanding common stock or (b) the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has not been an affiliate of the Company during the three months preceding the sale and who has satisfied a two-year holding period. However, all of the current shareholders of the Company owning 5% or more of the issued and outstanding common stock are subject to Rule 144 limitations on selling.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of the filing of this annual report on Form 10-K, there were no material unresolved comments from the staff of the Securities and Exchange Commission.

ITEM 2. DESCRIPTION OF PROPERTIES

Hammonds' corporate office and production facilities are located on approximately 13 acres of land in Houston, TX and include a 106,000 square foot industrial manufacturing, production, warehousing and distribution plant that also serves as Hammonds' territorial sales office. The real property and plant are leased to Hammonds by an unaffiliated third party at a monthly rental of $36,365. This facility has sufficient production capacity to meet our anticipated needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDING

Hammonds' officers and directors are not aware of any threatened or pending litigation to which we are a party or which any of our property is the subject and which would have any material, adverse effect on Hammonds.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the year ended December 31, 2008, no matters were submitted to a vote of our security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is subject to quotation on the pink sheets. There has only been limited trading activity in our common stock.  Quotation of the Company's securities on the pink sheets limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The Nasdaq Stock Market or a national exchange.  For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.  The below prices have not been adjusted to reflect the 1 for 10 reverse stock split, resulting from the reverse merger of Delta into Hammonds.

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low
First Quarter ended March 31	$0.51	$0.30	$0.35	$0.20
Second Quarter ended June 30	$0.50	$0.22	$0.44	$0.20
Third Quarter ended September 30	$0.43	$0.15	$0.75	$0.21
Fourth Quarter ended December 31	$0.30	$0.15	$0.60	$0.29

As of December 31, 2008, our shares of common stock were held by approximately 400 stockholders of record. The transfer agent for our common stock is Colonial Stock Transfer, Salt Lake City, UT.

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

On November 1, 2007, the Company entered into an employment agreement with Daniel Dror, Chairman and CEO, pursuant to which Mr. Dror will be issued common stock of 1,000 restricted shares per month commencing on December 1, 2007 and on each consecutive month through December 31, 2008.

Sale of Unregistered Securities

During 2008, the Company issued 14,000 shares of restricted stock valued at $51,283 as stock based compensation to Daniel Dror for his services as Chairman and CEO.

On June 20, 2008, the Company issued 5,000 shares of restricted stock valued at $11,000 as a director’s fee to John W. Stump III.

On November 10, 2008, the Company issued 10,000 shares of restricted stock to both American International Industries, Inc. and Vision Opportunity Fund Limited valued at $58,000 as additional consideration for bridge loans provided to the Company.

The Company believes that the issuances of these restricted shares were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions.

 Issuer purchases of equity securities

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the fourth quarter of 2008.

				Maximum
				Number of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
	Total Number of	Average Price	as Part of Publicly	the Plans at the
Period	Shares Purchased	Paid Per Share	Announced Plans	End of the Period

October 1, 2008 to October 31, 2008	100	$3.00	-	-
November 1, 2008 to November 30, 2008	-	-	-	-
December 1, 2008 to December 31, 2008	100	2.20	-	-
	200	$2.60	-	-

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

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

General

In 2005, the Company, through its parent company, acquired 51% of the capital stock of Hammonds Technical Services, Inc. Hammonds Technical Services, Inc. and Hammonds Fuel Additives, Inc. were separate privately-owned Texas companies. In connection with the 2005 acquisition by the Company, Hammonds Fuel Additives was merged into Hammonds Technical Services. In April 2005 and January 2006, respectively, Hammonds Fuel Additives and Hammonds Water Treatment Systems, respectively, were reincorporated as separate entities from Hammonds Technical Services, and all three entities are wholly-owned subsidiaries of the Company. On August 1, 2006, the Company acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. in consideration for the issuance to Carl Hammonds of 1,600,000 restricted shares of common stock, valued at a price of $2.50 per share, the price of the Company's common stock at the date of the transaction.

Prior to the year ended December 31, 2008, in accordance with FIN 46(R), American International Industries, Inc. (American), consolidated Hammonds, even though its ownership was less than 51%, because American appointed the members of Hammonds’ board of directors. Since Hammonds was incurring losses and the minority interest had no recorded common stock equity value, American recognized 100% of Hammonds’ losses.

On December 31, 2008, the board of directors of American approved the deconsolidation of Hammonds from American. To effect the deconsolidation of Hammonds, American was required to reduce its ownership percentage, board membership, and guarantee of Hammonds’ debt. After the distribution of the special dividend of approximately 1.74 million shares of Hammonds’ common stock to American's shareholders of record on December 31, 2008, American's ownership is approximately 13% of Hammonds' issued and outstanding common stock. Effective December 31, 2008, Carl Hammonds was appointed Chairman and CEO and John Stump, III was appointed CFO. Hammonds accepted the resignations of Daniel Dror, as Chairman of the Board and CEO, Sherry L. Couturier, as Director, CFO and Vice President, and Charles R. Zeller, as Director, and appointed Richard C. Richardson as a new board member unrelated to American. As a result, the majority of Hammonds’ board of directors is no longer controlled by American. Additionally, a reduction of American's guarantee of Hammonds’ debt to $1,000,000 was obtained from Texas Community Bank.

On April 16, 2009, Hammonds entered into an Asset Purchase Agreement with FabCorp, Inc., a Houston-based manufacturing company, pursuant to which Hammonds sold all of its assets, including all of the shares of its operating  wholly-owned subsidiaries, Hammonds Fuel Additives, Inc., Hammonds Technical Services, Inc., Hammonds Water Treatment Systems, Inc. and Hammonds ODV, Inc. (collectively, the “Operating Subsidiaries”) to a newly formed Texas company, Hammonds Technologies, LLC., a wholly owned subsidiary of FabCorp, Inc.

The transaction was authorized and approved pursuant to the provisions of the Nevada Revised Statutes by the Joint Written Consent of the Board of Directors and the Majority Stockholders of Hammonds.

The Board of Directors decision to enter into the Asset Purchase Agreement was based upon the following reasons, among others: the poor business outlook for the Operating Subsidiaries because of Hammonds’ inability to raise sufficient capital, either through equity or debt financing to continue its operations and grow the businesses of the Operating Subsidiaries; the weak financial viability of the Operating Subsidiaries without a substantial infusion of capital; that at December 31, 2008, Hammonds total current liabilities were about $6.9 million compared to current assets of about $2.8 million and total liabilities were about $7.3 million or about $460,000 more than  total assets (all amounts unaudited); for more than the past year, Hammonds’ management had been actively seeking financing, either through equity or debt, necessary to support ongoing operations and to that end had retained investment banking consultants pursuing several possible financing opportunities, but none of these efforts were successful and no additional financing was raised; the ongoing  upheaval in the credit and investment environment; and the determination by Hammonds management that it would be unable to continue as a “going concern.”

Pursuant to the Asset Purchase Agreement, FabCorp purchased all of the assets,  free and clear of all liens and other encumbrances, in consideration for the payment of liabilities of Hammonds to Texas Community Bank in the amount of $2.6 million, payment of the senior promissory bridge note of $250,000 to Hammonds’ institutional investor, Vision Opportunity Master Fund, Ltd., the assumption of all payables and liabilities of the Operating Subsidiaries of approximately $2.6 million and the commitment to provide continuing financial support for the Operating Subsidiaries.

 Based upon the foregoing, Hammonds’ Board of Directors determined that is was in the best interests of Hammonds and its shareholders that Hammonds enter into the Asset Purchase Agreement, so that Hammonds could pursue other business opportunities through a merger, acquisition or other business combination with an operating entity.  On August 13, 2009, Hammonds, American, Delta Seaboard Well Service, Inc. (Delta), American's 51% owned subsidiary, and the minority interest owners of Delta entered into an agreement to commence a reverse merger of Delta into Hammonds.

On August 13, 2009, Hammonds, American, Delta Seaboard Well Service, Inc. (Delta), American's 51% owned subsidiary, and the minority interest owners of Delta entered into an agreement to commence a reverse merger of Delta into Hammonds.  The Company received approximately $5.4 million from the 2006 and 2007 VOMF Private Financing Transactions (See the discussion under "2006 Private Financing Transactions" and "2007 Private Financing Transactions" in “ITEM 1. DESCRIPTION OF BUSINESS”).

Revenue and expenses of Hammonds' subsidiaries are included in the Company’s consolidated statements of operations from May 1, 2005 through the year ended December 31, 2008.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2008 VERSUS YEAR ENDED DECEMBER 31, 2007

Revenues

Gross revenues for the year ended December 31, 2008 were $8,126,800 compared to $10,096,538 for the year ended December 31, 2007, representing a decrease of $1,969,738, or 19.5%.  Hammonds Technical Services revenues decreased by $2,081,882, or 36%, due to delays caused by Hurricane Ike, the influence of an overall worldwide economic slowdown, and sales lost due to our limited showroom and marketing presence.  Extensive roof damage caused by Hurricane Ike destroyed the entire office and sales showroom complex.

Cost of Sales

Cost of sales for the year ended December 31, 2008 was $6,769,140, or 83.3% of revenues, compared to $7,859,639, or 77.8% of revenues, for the year ended December 31, 2007. Costs of sales as a percentage of revenues was higher due to lower revenue volume and the impact of Hurricane Ike on production.

Impairment of intangible assets

At December 31, 2008, we reviewed Hammonds’ intangible assets for impairment. We determined that the present value of future cash flows was less than the carrying value of certain patents, based on the expected future revenues to be derived from these patented products.  As a result of this review, we reduced the carrying value of intangible assets, net of amortization, and recognized an impairment of $2,180,179.

General and administrative expenses

For the year ended December 31, 2008, selling, general and administrative expenses totaled $4,856,982, or 59.8% of revenues, compared to $4,343,934, or 43.0% of revenues, for the year ended December 31, 2007. The selling, general and administrative expenses increased primarily due to increased expenses related to the mitigation of damages, relocation to new office space within the existing facility, and restoration of services.

Operating Loss

Our operating loss increased to $5,679,501 for the year ended December 31, 2008 compared to $2,107,035 for the year ended December 31, 2007.

Other Expenses

Other expenses were $497,896 for the year ended December 31, 2008, compared to $870,896 for the year ended December 31, 2007.  Other expenses for the year ended December 31, 2008 includes interest expense of $450,467.  Other expenses for the year ended December 31, 2007 includes interest expense of $822,659.  The decrease in interest expense of $372,192 is primarily attributable to $386,334 of interest expense associated with the issuance and sale of Series A, B and C Convertible Preferred Stock during the year ended December 31, 2007.  There were not any Preferred Stock sales during the year ended December 31, 2008.

Net Loss

Our net loss was $6,159,958 for the year ended December 31, 2008 and $2,671,904 for the year ended December 31, 2007.

 LIQUIDITY AND CAPITAL RESOURCES

Our current assets were $2,895,395 at December 31, 2008, consisting mainly of cash, inventories and accounts receivable, compared to $4,163,086 at December 31, 2007, or a decrease of 30.5%.  We had a working capital deficit of $3,912,371 at December 31, 2008 compared to a working capital surplus of $2,660,254 at December 31, 2007. The decrease in working capital is due primarily to a decrease in cash of $1,293,586, an increase in accounts payable and accrued expenses of $1,837,786, the issuance of $500,000 in debt, and the reclassification of debt from long-term to current of $2,377,764.  Our total assets at December 31, 2008 and 2007 were $6,966,017 and $10,815,238, respectively.  The decrease in total assets is due primarily to a decrease in cash of $1,293,586 and the intangible asset impairment loss of $2,180,179.

We had current liabilities of $6,807,766 at December 31, 2008 compared to $2,097,472 at December 31, 2007, consisting principally of debt and accounts payable and accrued expenses. At December 31, 2008, we had long-term liabilities of $587,365 consisting primarily of notes payable to financial institutions of $206,359 and capital lease obligations of $224,471.  At December 31, 2007, we had long-term liabilities of $2,945,220 consisting primarily of notes payable to banks of $2,665,585.

During 2008, we had a negative cash flow from operations of $1,275,592 mainly due to our net loss of $6,159,958, partially offset by depreciation and amortization of $921,584, impairment of intangible assets of $2,180,179, and an increase in accounts payable of $1,612,786.

During 2007, we had a negative cash flow from operations of $1,037,921 mainly due to our net loss of $2,671,904, a decrease in the provision for deferred taxes of $346,665, and an increase in inventories of $347,189, partially offset by depreciation and amortization of $828,773, stock based compensation of $469,600, and finance expense associated with the issuance and sale of Series A, B and C Convertible Preferred Stock of $386,334.

We funded our operating cash requirements in 2008 through proceeds from the issuance of debt in the amount of $500,000. We made payments of $194,893 on debt and capital lease obligations during 2008.

We funded our operating cash requirements in 2007 through proceeds from the issuance of preferred stock in the amount of $1,981,162, proceeds from the issuance of common stock in the amount of $694,672, and from the issuance of debt in the amount of $1,284,551. We made payments of $1,230,862 on borrowings during 2007.

We used cash in investing activities of $323,101 in 2008. Cash was used to purchase property and equipment in the amount of $262,344 and to secure patents and trademarks in the amount of $60,757.

We used cash in investing activities of $521,625 in 2007. Cash was used to purchase property and equipment in the amount of $365,290, secure patents and trademarks in the amount of $75,718, and an option to buy American International Industries, Inc. stock for $100,000 as part of a lawsuit settlement.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168” or ASC 105-10). SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009, and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact American’s results of operations or financial condition. The Codification did not change GAAP; however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. American implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

 Contractual Obligations and Commitments

As of December 31, 2008, Hammonds leased its 106,000 square foot manufacturing and office facility in Houston, Texas from an unrelated third party at annual rental of $436,380 (see note 13 to the consolidated financial statements).

Critical Accounting Estimates

Our significant accounting policies are described in Note 1 to our consolidated financial statements for the year ended December 31, 2008. The following supplements the description of our accounting policies as described in the notes to our consolidated financial statements.

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

Not applicable.

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

Under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we made an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, in connection with the audit of the Company's financial statements. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Hammonds Industries, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Hammonds Industries, Inc. and Subsidiaries as of December 31, 2008 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Hammonds Industries, Inc. and Subsidiaries as of December 31, 2008, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
January 27, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Hammonds Industries, Inc. and Subsidiary
Houston, Texas

We have audited the accompanying consolidated balance sheet of Hammonds Industries, Inc. and subsidiaries as of December 31, 2007 and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Hammonds Industries, Inc. and subsidiaries as of December 31, 2007, and the consolidated results of their operations and their cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ GLO CPAs LLLP
GLO CPAs LLLP
March 18, 2008
Houston, Texas

HAMMONDS INDUSTRIES, INC.
Consolidated Balance Sheets

	December 31, 2008	December 31, 2007

Assets
Current assets:
Cash	$303,775	$1,597,361
Trading securities	-	28,314
Accounts receivable, less allowance for doubtful accounts of
$76,280 and $104,169, respectively	745,190	791,374
Inventories, net	1,844,944	1,656,801
Prepaid expenses and other assets	1,486	89,236
Total current assets	2,895,395	4,163,086

Property and equipment, net of accumulated depreciation and amortization	1,331,084	1,132,472
Intangible assets, net of accumulated amortization and impairment	2,689,638	5,457,365
Other assets	49,900	62,315
Total assets	$6,966,017	$10,815,238
Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$3,164,594	$1,326,808
Short-term notes payable	339,999	89,999
Short-term notes payable - related parties	802,063	594,640
Current installments of long-term capital lease obligations	67,288	29,967
Current installments of long-term debt	2,433,822	56,058
Total current liabilities	6,807,766	2,097,472

Long-term capital lease obligations, less current installments	224,471	123,100
Long-term debt, less current installments	206,359	2,665,585
Deferred tax liability	156,535	156,535
Total liabilities	7,395,131	5,042,692

Commitments and contingencies	-	-

Stockholders' Equity (Deficit):
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
3,769,626 issued and outstanding	377	377
Additional paid-in capital - preferred stock	4,811,573	4,811,573
Additional paid-in capital - beneficial conversion feature	3,272,060	3,272,060
Common stock, $0.0001 par value, authorized 195,000,000 shares:
5,031,326 and 4,974,826 shares issued and outstanding, respectively	503	497
Additional paid-in capital - common stock	7,668,025	7,484,733
Accumulated deficit	(16,181,652)	(9,796,694)
Total stockholders' equity (deficit)	(429,114)	5,772,546
Total liabilities and stockholders' equity (deficit)	$6,966,017	$10,815,238

The accompanying notes are an integral part of these consolidated financial statements.

HAMMONDS INDUSTRIES, INC.
Consolidated Statements of Operations
	Years Ended December 31,
	2008	2007

Revenues	$8,126,800	$10,096,538
Costs and expenses:
Cost of sales	6,769,140	7,859,639
Selling, general and administrative	4,856,982	4,343,934
Impairment of intangible assets	2,180,179	-
Total operating expenses	13,806,301	12,203,573

Operating loss	(5,679,501)	(2,107,035)

Other income (expenses):
Interest income	5,267	25,992
Interest expense	(450,467)	(822,659)
Realized loss on trading securities	(100,000)	-
Unrealized gain (loss) on trading securities	71,686	(71,686)
Other expenses	(24,382)	(2,543)
Total other expenses	(497,896)	(870,896)

Net loss before income tax	(6,177,397)	(2,977,931)
Income tax benefit	(17,439)	(306,027)
Net loss	$(6,159,958)	$(2,671,904)

Preferred dividends:
Regular dividends	(225,000)	(180,000)
Deemed dividend	-	(1,981,162)
Forgiveness of dividends	-	150,425
Net loss applicable to common shareholders	$(6,384,958)	$(4,682,641)

Net loss per common share - basic and diluted	$(1.28)	$(1.13)

Weighted average common shares - basic and diluted	4,996,304	4,158,813

The accompanying notes are an integral part of these consolidated financial statements.

HAMMONDS INDUSTRIES, INC.
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
Years Ended December 31, 2008 and 2007
	Preferred Stock			Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2006	1,666,666	$167	$4,000,851	3,613,500	$361	$4,971,031	$(5,114,053)	$3,858,357
Series C Warrants exercised	-	-	(265,666)	397,040	40	960,298	-	694,672
Issuance of common stock for services	-	-	-	200,000	20	448,480	-	448,500
Management fee paid to American International Industries, Inc. with common stock	-	-	-	50,000	5	104,995	-	105,000
Issuance of preferred stock	2,102,960	210	4,348,448	-	-	-	-	4,348,658
Issuance of common stock to convert promissory note due to American International Industries, Inc.	-	-	-	714,286	71	999,929	-	1,000,000
Net loss	-	-	-	-	-	-	(2,671,904)	(2,671,904)
Regular preferred dividends	-	-	-	-	-	-	(180,000)	(180,000)
Deemed preferred dividends	-	-	-	-	-	-	(1,981,162)	(1,981,162)
Forgiveness of dividends							150,425	150,425
Balance, December 31, 2007	3,769,626	$377	$8,083,633	4,974,826	$497	$7,484,733	$(9,796,694)	$5,772,546
Issuance of common stock for services	-	-	-	36,500	4	125,294	-	125,298
Issuance of common stock for payment of debt	-	-	-	20,000	2	57,998	-	58,000
Regular preferred dividends	-	-	-	-	-	-	(225,000)	(225,000)
Net loss	-	-	-	-	-	-	(6,159,958)	(6,159,958)
Balance, December 31, 2008	3,769,626	$377	$8,083,633	5,031,326	$503	$7,668,025	$(16,181,652)	$(429,114)
The accompanying notes are an integral part of these consolidated financial statements.

HAMMONDS INDUSTRIES, INC.
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(6,159,958)	$(2,671,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	921,584	828,773
Deferred income tax benefit	-	(346,665)
Realized loss on trading securities	100,000	-
Unrealized (gain) loss on trading securities	(71,686)	71,686
Impairment of intangible assets	2,180,179	-
Amortization of debt discount	58,000	386,334
Share-based compensation	125,298	469,600
Management fee paid to American International Industries, Inc. with common stock	-	105,000
Change in operating assets and liabilities:
Accounts receivable	46,184	536,841
Inventories	(188,142)	(347,189)
Prepaid expenses	87,750	29,306
Other	12,413	(42,005)
Accounts payable and accrued expenses	1,612,786	(57,698)
Net cash used in operating activities	(1,275,592)	(1,037,921)

Cash flows from investing activities:
Purchase of property and equipment	(262,344)	(365,290)
Costs of securing patents and trademarks	(60,757)	(75,718)
Purchase of option to buy American International Industries, Inc. stock	-	(100,000)
Proceeds from notes receivable	-	19,383
Net cash used in investing activities	(323,101)	(521,625)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	-	1,981,162
Proceeds from issuance of common stock	-	694,672
Proceeds from issuance of debt	250,000	1,319,062
Proceeds from issuance of debt - related parties	250,000	-
Principal payments under capital lease obligations	(70,854)	(3,632)
Principal payments on debt	(81,462)	(1,230,862)
Principal payments on debt - related parties	(42,577)	-
Net cash provided by financing activities	305,107	2,760,402

Net increase (decrease) in cash and cash equivalents	$(1,293,586)	$1,200,856
Cash and cash equivalents at beginning of year	1,597,361	396,505
Cash and cash equivalents at end of year	$303,775	$1,597,361

Supplemental schedule of cash flow information:
Interest paid	$298,383	$436,325
Taxes paid	$12,785	$11,589
Non-cash transactions:
Acquisition of fixed assets under capital lease obligations	$209,547	$156,700
Common stock issued as discount on debt	$58,000	$-
Transfer of notes receivable to pay long-term note due to American International Industries, Inc.	$-	$370,927
Issuance of common stock to convert promissory note due to American International Industries, Inc.	$-	$1,000,000
The accompanying notes are an integral part of these consolidated financial statements.

HAMMONDS INDUSTRIES, INC.
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Organization, Ownership and Business

In 2005, Hammonds Industries, Inc. ("Hammonds"), through its parent company, acquired 51% of the capital stock of Hammonds Technical Services, Inc. Hammonds Technical Services, Inc. and Hammonds Fuel Additives, Inc. were separate privately-owned Texas companies. In connection with the 2005 acquisition by Hammonds, Hammonds Fuel Additives was merged into Hammonds Technical Services. In April 2005 and January 2006, respectively, Hammonds Fuel Additives and Hammonds Water Treatment Systems, respectively, were reincorporated as separate entities from Hammonds Technical Services, and all three entities are wholly-owned subsidiaries of Hammonds. On August 1, 2006, Hammonds acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. in consideration for the issuance of 1,600,000 restricted shares of common stock, valued at a price of $2.50 per share, the price of Hammonds' common stock at the date of the transaction. As a result of this transaction, Hammonds owns 100% of each of the Hammonds subsidiaries.

Prior to the year ended December 31, 2008, in accordance with FIN 46(R) (ASC 810-10), American International Industries, Inc. (American), consolidated Hammonds, even though its ownership was less than 51%, because American appointed the members of Hammonds’ board of directors. Since Hammonds was incurring losses and the minority interest had no recorded common stock equity value, American recognized 100% of Hammonds’ losses.

On December 31, 2008, the board of directors of American approved the deconsolidation of Hammonds from American. To effect the deconsolidation of Hammonds, American was required to reduce its ownership percentage, board membership, and guarantee of Hammonds’ debt. After the distribution of the special dividend of approximately 1.74 million shares of Hammonds’ common stock to American's shareholders of record on December 31, 2008, American's ownership is approximately 13% of Hammonds' issued and outstanding common stock. Effective December 31, 2008, Carl Hammonds was appointed Chairman and CEO and John Stump, III was appointed CFO. Hammonds accepted the resignations of Daniel Dror, as Chairman of the Board and CEO, Sherry L. Couturier, as Director, CFO and Vice President, and Charles R. Zeller, as Director, and appointed Richard C. Richardson as a new board member unrelated to American. As a result, the majority of Hammonds’ board of directors is no longer controlled by American. Additionally, a reduction of American's guarantee of Hammonds’ debt to $1,000,000 was obtained from Texas Community Bank.

On April 16, 2009, Hammonds entered into an Asset Purchase Agreement with FabCorp, Inc., a Houston-based manufacturing company, pursuant to which Hammonds sold all of its assets, including all of the shares of its operating  wholly-owned subsidiaries, Hammonds Fuel Additives, Inc., Hammonds Technical Services, Inc., Hammonds Water Treatment Systems, Inc. and Hammonds ODV, Inc. (collectively, the “Operating Subsidiaries”) to a newly formed Texas company, Hammonds Technologies, LLC., a wholly owned subsidiary of FabCorp, Inc.  For additional information, see Note 15.

On August 13, 2009, Hammonds, American, Delta Seaboard Well Service, Inc. (Delta), American's 51% owned subsidiary, and the noncontrolling interest owners of Delta entered into an agreement to commence a reverse merger of Delta into Hammonds.  See further discussion of the merger in Note 15.  As part of the merger, Hammonds effected a 1 for 10 reverse stock split for its common stock.  All common share amounts have been retroactively adjusted to reflect the reverse stock split.

2006 Private Financing Transactions
On August 8, 2006,  Hammonds entered into a stock purchase agreement with Vision Opportunity Fund Limited ("VOMF"), an institutional investor, pursuant to which Hammonds sold VOMF 833,333 shares of Series A Convertible Preferred Stock for $1,500,000 and issued a Series A Warrant exercisable for a period of 5 years to purchase 833,333 shares of Hammonds’s common stock at $1.80 per share and a Series B Warrant exercisable for a period of 2 years to purchase an additional 833,333 shares of Hammonds’s common stock at $1.80 per share.

On September 29, 2006, Hammonds entered into another stock purchase agreement with VOMF pursuant to which Hammonds sold 833,333 shares of Series B Convertible Preferred Stock for $1,500,000 and issued a Series C Warrant exercisable for a period of 5 years to purchase 833,333 shares of Hammonds’s common stock at $5.00 per share.

The stock purchase agreements in the 2006 Private Financing Transactions provide that each share of Series A and Series B Convertible Preferred Stock is convertible into 1 share of Hammonds' common stock.

2007 Private Financing Transactions
In connection with the agreement of VOMF to exercise up to 400,000 Series C Warrants in March 2007, Hammonds reduced the exercise price of the Series C Warrants from $5.00 per share to $1.80 per share through December 31, 2007, following which the exercise price reverts to $5.00 per share. On March 27, 2007, VOMF exercised 397,040 Series C Warrants at a price of $1.80 per share with net proceeds of $694,672 to Hammonds.

 On September 20, 2007, Hammonds entered into an agreement with VOMF pursuant to which the Series A, B and C Warrants were amended to: (i) adjust the exercise price of all of the Warrants to $1.00; and (ii) provide for the issuance of a total of 2,102,960 shares of Hammonds' newly authorized Series C Convertible Preferred Stock in lieu of 2,102,960 shares of common stock. On September 21, 2007, VOMF delivered a notice of exercise of all 2,102,960 Series A, B and C Warrants at an exercise price of $1.00 per warrant, from which Hammonds received net proceeds of $981,162 and VOMF cancelled Hammonds’ short-term promissory note payable in the amount of $1,000,000, representing a loan made by VOMF to Hammonds on August 17, 2007.

In total, Hammonds has received approximately $5.4 million from the 2006 and 2007 VOMF Private Financing Transactions.  The material terms of these preferred stock issuances are included in note 9 to the consolidated financial statements.  If the 833,333 shares of Series A Preferred Stock, 833,333 shares of Series B Preferred Stock, and 2,102,960 of Series C Preferred Stock issued to VOMF are converted into shares of common, we would be required to issue an additional 3,769,626 shares of common stock.

Principles of Consolidation

The consolidated financial statements include the accounts of Hammonds and its wholly-owned subsidiaries: Hammond Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc.  All significant intercompany transactions and balances have been eliminated in consolidation.

Certain reclassifications have been made to amounts in prior periods to conform with the current period presentation. All reclassifications have been applied consistently to the periods presented.

Cash and Cash-Equivalents

Hammonds considers cash and cash-equivalents to include cash on hand and demand deposits with banks with an original maturity of three months or less, that Hammonds intends to convert.

Accounts Receivable

Accounts receivable consist primarily of trade receivables, net of a valuation allowance for doubtful accounts.

Allowance for Doubtful Accounts

Hammonds extends credit to customers and other parties in the normal course of business. Hammonds regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, Hammonds makes judgments regarding its customers' ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. When Hammonds determines that a customer may not be able to make required payments, American increases the allowance through a charge to income in the period in which that determination is made.

Inventories

Inventories are valued at the lower-of-cost or market on a first-in, first-out basis. Hammonds assesses the realizability of its inventories based upon specific usage and future utility. A charge to income is taken when factors that would result in a need for a reduction in the valuation, such as excess or obsolete inventory, are noted.

Freight and Shipment Policy

Hammonds' policy is to expense all freight and shipment expenses as incurred.

Property, Plant, Equipment, Depreciation, Amortization and Long Lived Assets

Long-lived assets include:

Property, Plant and equipment – Assets acquired in the normal course of business are recorded at original cost and may be adjusted for any additional significant improvements after purchase. We depreciate the cost evenly over the assets’ estimated useful lives. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resulting gain or loss being recognized as a component of other income or expense. As required by SFAS No. 141(R) (ASC 805-10), Hammonds has recorded the acquisition of Hammonds using the purchase method of accounting with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition date.

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

Income Taxes

Hammonds is a taxable entity and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the temporary differences reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date of the rate change. A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be realized.  Interest and penalties associated with income taxes are included in selling, general and administrative expense.

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

Stock-Based Compensation

Hammonds sometimes grants shares of stock for goods and services and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123R, "Accounting for Stock-Based Compensation" (ASC 718-10) based on the grant date fair values.

Fair Value of Financial Instruments

Effective January 1, 2008, Hammonds adopted the framework for measuring fair value that establishing a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

 Basis of Fair Value Measurement

Level 1	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2
Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or the liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3
Unobservable inputs reflecting Hammonds' own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

Hammonds believes that the fair value of its financial instruments comprising cash, accounts receivable, accounts payable, and notes payable approximate their carrying amounts. The interest rates payable by Hammonds on its notes payable approximate market rates.  As of December 31, 2008, Hammonds did not have any significant Level 1, 2 or 3 financial assets or liabilities.

New Accounting Standards

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168” or ASC 105-10). SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009, and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact American’s results of operations or financial condition. The Codification did not change GAAP; however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. American implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

In addition to the pronouncements noted above, there were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

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

Note 3 - Inventory

Inventory consists of the following:

	December 31, 2008	December 31, 2007
Finished goods	$561,576	$231,870
Work in process	123,491	36,045
Parts and materials	1,168,048	1,420,043
	1,853,115	1,687,958
Less: Obsolescence reserve	(8,171)	(31,157)
	$1,844,944	$1,656,801

Note 4 - Property and Equipment

A summary of property and equipment and related accumulated depreciation and amortization are as follows:

	Useful Lives	December 31, 2008	December 31, 2007
Machinery and equipment	5-7 yrs	$1,888,412	$1,416,522
Leasehold improvements	31 yrs	96,796	96,796
Total property and equipment		1,985,208	1,513,318
Less: Accumulated depreciation and amortization		(654,124)	(380,846)
Net property and equipment		$1,331,084	$1,132,472

Depreciation expense for the years ended December 31, 2008 and 2007 was $273,278 and $171,549, respectively.

Hammonds entered into various capital lease agreements for the acquisition of machinery and equipment.  Assets acquired under such financing arrangements included in property and equipment are as follows:

	Useful Lives	December 31, 2008	December 31, 2007
Machinery and equipment	5-7 yrs	$372,722	$163,174
Less accumulated depreciation and amortization		(60,106)	-
Net property and equipment		$312,616	$163,174

Principal repayment provisions of long-term capital leases are as follows at December 31, 2008:

2009	$67,288
2010	76,745
2011	75,043
2012	67,280
2013	5,403
Total	$291,759

 Note 5 - Intangible Assets

Intangible assets at December 31, 2008 consisted of the following:
	Gross Carrying Amount	Accumulated Amortization and Impairment	Intangibles, net	Average Weighted Lives
Patents	$4,605,255	$3,395,152	$1,210,103	12 years
Trademarks	1,149,199	335,873	813,326	10 years
Sole Source Contract	1,144,039	477,830	666,209	7 years
Patents, Trademarks, and Sole Source Contracts	$6,898,493	$4,208,855	$2,689,638	11 years

Intangible assets at December 31, 2007 consisted of the following:
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Patents	$4,544,498	$845,022	$3,699,476	12 years
Trademarks	1,149,199	220,953	928,246	10 years
Sole Source Contract	1,144,039	314,396	829,643	7 years
Patents, Trademarks, and Sole Source Contracts	$6,837,736	$1,380,371	$5,457,365	11 years

Amortization expense for the years ended December 31, 2008 and 2007 was $648,305 and $657,224, respectively.

At December 31, 2008, we reviewed Hammonds’ intangible assets for impairment. We determined that the present value of future cash flows was less than the carrying value of certain patents, based on the expected future revenues to be derived from these patented products.  As a result of this review, we reduced the carrying value of intangible assets, net of amortization, and recognized a loss for impairment of $2,180,179.

Note 6 - Short-term Notes Payable
	December 31, 2008	December 31, 2007
Note payable with interest at 10.5%, interest payments due monthly, principal due on demand	$89,999	$89,999
Note payable for $250,000, principal due December 31, 2008, with interest at 10% through maturity and at 15% thereafter	250,000	-
	$339,999	$89,999

At December 31, 2008 and December 31, 2007, the average annual interest rate of our short-term borrowing was approximately 10.1% and 10.5%, respectively.  During September 2008, VOMF provided a bridge loan of $250,000.  This loan has a 10% interest rate and was due December 31, 2008, or upon Hammonds receiving significant equity financing.  As additional consideration, Hammonds issued 100,000 shares of restricted common stock to VOMF, resulting in finance expense of $29,000.

Note 7 - Notes Payable - Related Parties
	December 31, 2008	December 31, 2007
Note payable, principal balance due on December 31, 2008, interest at 10% through maturity and at 15% thereafter	$552,063	$594,640
Note payable for $250,000, principal due December 31, 2008, with interest at 10% through maturity and at 15% thereafter	250,000	-
	$802,063	$594,640

During September 2008, American provided a bridge loan of $250,000.  This loan has a 10% interest rate and was due December 31, 2008, or upon Hammonds receiving significant equity financing.  As additional consideration, Hammonds issued 100,000 shares of restricted common stock to American, resulting in finance expense of $29,000.

On August 13, 2009, Hammonds, American, Delta Seaboard Well Service, Inc. (Delta), American's 51% owned subsidiary, and the noncontrolling interest owners of Delta entered into an agreement to commence a reverse merger of Delta into Hammonds.  As part of this agreement, these notes payable will be converted into Hammonds' common shares.

 Note 8 - Long-term Debt

	December 31, 2008	December 31, 2007
Note payable to a bank, interest due quarterly at prime plus 1%, principal balance due January 1, 2010, secured by assets of Hammonds' subsidiary, Hammonds Technical Services, Inc.	$1,975,214	$1,992,189
Note payable to a bank, due in quarterly installments of interest only at prime plus 1%, with a principal balance due on January 1, 2010, secured by assets of Hammonds' subsidiary, Hammonds Technical Services, Inc.	396,592	400,000
Note payable to a bank, with interest at 9.25%, due in monthly installments of principal and interest of $4,054 through February 26, 2012, secured by assets of Hammonds' subsidiary, Hammonds Technical Services, Inc.	189,016	220,338
Note payable to a bank, with interest at 8.25%, due in monthly installments of principal and interest of $842 through April 7, 2012, secured by assets of Hammonds' subsidiary, Hammonds Technical Services, Inc.	29,339	36,727
Note payable to a bank, due in monthly installments of principal and interest of $2,120 through April 3, 2011, secured by assets of Hammonds' subsidiary, Hammonds Technical Services, Inc.	50,020	72,389
	2,640,181	2,721,643
Less current portion	(2,433,822)	(56,058)
	$206,359	$2,665,585

On April 16, 2009, Hammonds entered into an Asset Purchase Agreement with FabCorp.  Pursuant to this agreement, FabCorp paid the above long-term debt owed to Texas Community Bank on April 16, 2009 (see note 15), with the exception of $350,000, which was paid by American.

Note 9 - Preferred Stock

In August and September 2006, Hammonds sold to Vision Opportunity Fund Limited (“VOMF”) 833,333 shares of Series A Preferred Stock and 833,333 shares of Series B Preferred Stock, respectively (the “2006 Private Financing Transactions”). In connection with the sale of the Series A Convertible Preferred Stock, Hammonds issued VOMF: (i) Series A Warrants to purchase 833,333 shares of common stock at $1.80 per share, expiring in August 2011; and (ii) Series B Warrants to purchase an additional 833,333 shares of common stock at $1.80 per share, expiring in August 2007. In connection with the sale of the Series B Convertible Preferred Stock, Hammonds issued VOMF: (i) Series C Warrants to purchase an additional 833,333 shares of common stock at $5.00 per share, expiring on September 29, 2011; and (ii) Hammonds agreed to extend the expiration dates on the Series B Warrants issued in the 2006 Private Financing Transactions from August 2007 to August 2008.

Each share of Series A and Series B Convertible Preferred Stock is convertible into one share of Hammonds' common stock.

On September 20, 2007, Hammonds and VOMF agreed to amend the Series A, B and C Warrants to: (i) adjust the exercise price of all of the Warrants to $0.10; and (ii) provide for the issuance of a total of 2,102,960 shares of Hammonds' newly authorized Series C Convertible Preferred Stock in lieu of 2,102,960 shares of common stock. On September 21, 2007, VOMF delivered a notice of exercise of all 2,102,960 Series A, B and C Warrants at an exercise price of $1.00 per warrant from which Hammonds received net proceeds of $1,981,162.  As a result of this agreement, there are no warrants outstanding related to the Series A, B and C Convertible Preferred Stock.

 Hammonds reviewed the following accounting standards to determine the appropriate accounting for these issuances:

- SFAS No. 133: Accounting for Derivative Instruments and Hedging Activities (ASC 815-10)
- SFAS No. 150: Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (ASC 480-10)
- EITF 00-19: Accounting for Derivative Financial Instruments Indexed to (ASC 815-10), and Potentially Settled in, a Company’s Own Stock (ASC 815-40)
- EITF 98-5: Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (ASC 505-10)
- EITF 00-27: Application of Issue No. 98-5 to Certain Convertible Instruments (ASC 505-10)
- EITF Topic D-98: Classification and Measurement of Redeemable Securities (ASC 505-10)
- ASR No. 268: Redeemable Preferred Stocks (ASC 505-10)

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

We determined that a beneficial conversion feature exists for the Series A, B and C Convertible Preferred Stock issuances. Based on authoritative guidance above, the amount of proceeds allocated to the Series A and Series B Convertible Preferred Stock should be assigned to the embedded conversion feature with a corresponding amount recorded as a "deemed dividend" to the preferred shareholders. This is based on ASC 505-10, which states that "the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument."

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

The modification of the exercise price to $1.00 per share for the Warrants requires a comparison of the fair values of the warrants immediately before and after the modification. As a result of this comparison, we calculated a fair value increase of $386,334 for this modification. Since additional value was given to the holders of these warrants, $386,334 was recognized and recorded as finance expense in September 2007, in accordance with SFAS No. 123R, Share-Based Payment.

We valued the warrants using the Black-Scholes model, using the following assumptions:

	Stock Price on Date of Reduction	Volatility	Risk-Free Interest Rate
Warrants A, B, & C – September 20, 2007	$6.00	106.18%	6.25%

 The Black-Scholes model yielded the following valuations for the warrants:

	Exercise Price / Term	Fair Value
Warrants A, B, & C – September 20, 2007	$1.00/ 0.03 years	$10,518,678
Warrants A, B, & C – September 20, 2007	Original Terms	10,132,344
Fair value increase		$386,334

Note 10 - Concentration of Credit Risk

Financial instruments that potentially subject Hammonds to credit risk are primarily accounts receivable – trade.  Hammonds grants credit to customers throughout the United States. Generally, Hammonds does not require collateral or other security to support customer receivables. As of, and during, the year ended December 31, 2008, Hammonds Water Treatment Systems, Inc. had one customer that accounted for 38% of trade accounts receivable and 41% of revenues on a consolidated basis.

Note 11 - Income Taxes

The provision for income taxes consists of the following:

	December 31, 2008	December 31, 2007
Current taxes	$-	$-
Deferred tax benefit	(2,783,282)	(1,569,887)
Benefits of operating loss carryforwards	2,783,282	1,223,222
Current Federal Taxes	-	(346,665)
Difference between actual and estimated 2007 Texas Margin Tax	(29,629)	-
Texas Margin Tax	12,190	40,638
Income tax benefit	$(17,439)	$(306,027)

The tax provision differs from amounts that would be calculated by applying federal statutory rates to income before income taxes primarily because no tax benefits have been recorded for nondeductible expenses totaling $61,484 and the valuation allowance for deferred tax assets increased by $268,321.

The following table sets forth a reconciliation of statutory income taxes:

	December 31, 2008	December 31, 2007
Net loss before taxes	$(6,177,397)	$(2,977,931)

Income tax benefit computed at statutory rate	$(2,094,386)	$(1,012,497)
Permanent differences - non deductible expenses	20,905	19,595
Net effects of temporary differences	-	(223,818)
Effect of federal graduated rates	(709,801)	(353,167)
Increase in valuation allowance	2,783,282	1,223,222
Difference between actual and estimated 2007 Texas Margin Tax	(29,629)	-
Texas Margin Tax	12,190	40,638
Income tax benefit	$(17,439)	$(306,027)

Hammonds has loss carryforwards totaling $15,633,442 available at December 31, 2008 that may be offset against future taxable income.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.  If not used, the carryforwards will expire as follows:

Operating Losses
Amount	Expires
$2,587,701	2021
$4,859,618	2022
$8,186,123	2023

Note 12 - Loss Per Share

Basic losses per share are calculated on the basis of the weighted average number of common shares outstanding. Diluted losses per share, in addition to the weighted average determined for basic loss per share, include common stock equivalents, which would arise from the conversion of the preferred stock to common shares.  In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation as the effect would be anti-dilutive.

	December 31, 2008	December 31, 2007
Basic loss per share:
Net loss	$(6,159,958)	$(2,671,904)
Preferred dividends:
Regular dividends	(225,000)	(180,000)
Deemed dividends	-	(1,981,162)
Forgiveness of dividends	-	150,425
Net loss applicable to common shareholders	$(6,384,958)	$(4,682,641)
Weighted average common shares outstanding	4,996,304	4,158,813
Weighted average common shares outstanding for diluted net loss per share	4,996,304	4,158,123
Net loss per share - basic	$(1.28)	$(1.13)

Net loss per share - diluted	$(1.28)	$(1.13)

Note 13 - Commitments

Hammonds leases its 106,000 square foot manufacturing and office facility from a third party under an operating lease which expires in October 2016. Future minimum lease payments under the operating lease are as follows:

Year December 31,	Amount
2009	$436,380
2010	436,380
2011	436,380
2012	436,380
2013	436,380
Thereafter	1,236,410
$3,418,310

Note 14 - Segment Information

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

Consolidated revenues from external customers, operating income / (losses), and identifiable assets were as follows:

	Year Ended December 31,
	2008	2007
Revenues:
Hammonds Technical Services	$3,707,216	$5,789,098
Hammonds Fuel Additives	1,108,274	1,129,100
Hammonds Water Treatment	3,311,310	3,178,340
	$8,126,800	$10,096,538

Income (loss) from operations:
Hammonds Technical Services	$(3,464,340)	$(1,723,637)
Hammonds Fuel Additives	95,159	149,099
Hammonds Water Treatment	28,893	135,324
Impairment of intangible assets	(2,180,179)	-
Corporate	(159,034)	(667,821)
Loss from operations	(5,679,501)	(2,107,035)
Other expenses	(497,896)	(870,896)
Net loss before income tax	$(6,177,397)	$(2,977,931)

Identifiable assets:
Hammonds Technical Services	$6,264,997	$8,925,595
Hammonds Fuel Additives	2,124,419	2,025,761
Hammonds Water Treatment	1,109,333	772,179
Intercompany	(2,532,732)	(908,297)
Total identifiable assets	$6,966,017	$10,815,238

Depreciation and amortization:
Hammonds Technical Services	$915,739	$804,927
Hammonds Fuel Additives	5,845	23,846
Total depreciation and amortization	$921,584	$828,773

Capital expenditures:
Hammonds Technical Services	$259,148	$354,187
Hammonds Fuel Additives	3,196	11,103
Total capital expenditures	$262,344	$365,290

Note 15 - Subsequent Events

On April 16, 2009, Hammonds entered into an Asset Purchase Agreement with FabCorp, Inc., a Houston-based manufacturing company, pursuant to which Hammonds sold all of its assets, including all of the shares of its operating  wholly-owned subsidiaries, Hammonds Fuel Additives, Inc., Hammonds Technical Services, Inc., Hammonds Water Treatment Systems, Inc. and Hammonds ODV, Inc. (collectively, the “Operating Subsidiaries”) to a newly formed Texas company, Hammonds Technologies, LLC., a wholly owned subsidiary of FabCorp, Inc.

The transaction was authorized and approved pursuant to the provisions of the Nevada Revised Statutes by the Joint Written Consent of the Board of Directors and the Majority Stockholders of Hammonds.

The Board of Directors decision to enter into the Asset Purchase Agreement was based upon the following reasons, among others: the poor business outlook for the Operating Subsidiaries because of Hammonds’ inability to raise sufficient capital, either through equity or debt financing to continue its operations and grow the businesses of the Operating Subsidiaries; the weak financial viability of the Operating Subsidiaries without a substantial infusion of capital; that at December 31, 2008, Hammonds total current liabilities were about $6.9 million compared to current assets of about $2.8 million and total liabilities were about $7.3 million or about $460,000 more than  total assets (all amounts unaudited); for more than the past year, Hammonds’ management had been actively seeking financing, either through equity or debt, necessary to support ongoing operations and to that end had retained investment banking consultants pursuing several possible financing opportunities, but none of these efforts were successful and no additional financing was raised; the ongoing  upheaval in the credit and investment environment; and the determination by Hammonds management that it would be unable to continue as a “going concern.”

Pursuant to the Asset Purchase Agreement, FabCorp purchased all of the assets,  free and clear of all liens and other encumbrances, in consideration for the payment of liabilities of Hammonds to Texas Community Bank in the amount of $2.6 million, payment of the senior promissory bridge note of $250,000 to Hammonds’ institutional investor, Vision Opportunity Master Fund, Ltd., the assumption of all payables and liabilities of the Operating Subsidiaries of approximately $2.6 million and the commitment to provide continuing financial support for the Operating Subsidiaries.

Based upon the foregoing, Hammonds’ Board of Directors determined that is was in the best interests of Hammonds and its shareholders that Hammonds enter into the Asset Purchase Agreement, so that Hammonds could pursue other business opportunities through a merger, acquisition or other business combination with an operating entity.  On August 13, 2009, Hammonds, American, Delta Seaboard Well Service, Inc. (Delta), American's 51% owned subsidiary, and the minority interest owners of Delta entered into an agreement to commence a reverse merger of Delta into Hammonds.

On August 13, 2009, Hammonds Industries, Inc., American International Industries, Inc., Delta Seaboard Well Service, Inc., and the minority interest owners of Delta entered into an agreement to commence a reverse merger of Delta into Hammonds.  As part of the merger, Hammonds effected a 1 for 10 reverse stock split for its common stock. Additionally, the Company intends to issue shares of Common Stock to the present stockholders of Delta as follows: (i) 22,186,572 post-Reverse Split shares in consideration for American’s 51% equity ownership of Delta, and 10,000,000 post-Reverse Split shares in consideration for American converting $872,353 in principal and accrued interest of debt payable by the Company to American; and (ii) a total of 21,316,510 shares to Robert W. Derrick, Jr., Delta’s president and a director of American and Ron Burleigh, Delta’s vice president, in consideration for their 49% equity ownership of Delta, and 9,607,843 post-Reverse Split shares in consideration for extending their employment agreements for five years in addition to the balance of their current employment agreements. Following the Reverse Split and Reverse Merger, American will own 32,859,935 shares of Common Stock, representing 48.2% of the Company’s total outstanding shares and Messrs. Derrick and Burleigh, will own 30,924,353 shares of Common Stock, representing 45.4% of the Company’s total outstanding shares. All other stockholders of the Company will own 4,357,962 shares of Common Stock, representing 6.4% of the Company’s total 68,142,250 outstanding shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 3, 2008, the Board of Directors of Hammonds Industries, Inc. (the “Company”) dismissed GLO CPAs LLLP (“GLO”) as the Company’s independent registered public accountants and approved the engagement of GBH CPAs, PC (“GBH”) to serve as the Company’s independent registered public accountants for the fiscal year 2008. On June 6, 2008 the Company issued a press release announcing the change in its independent registered public accountants.

GLO’s reports on the Company’s financial statements for the years ended December 31, 2007 and 2006 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2007 and 2006 and the subsequent interim period through June 3, 2008, the date of dismissal of GLO, there were no disagreements with GLO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to GLO’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

The Company provided GLO with a copy of the disclosures in the preceding two paragraphs and requested in writing that GLO furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. GLO provided a letter, dated June 5, 2008 stating its agreement with such statements.

During the years ended December 31, 2007 and 2006 and through the date of the Board's decision, the Company did not consult GBH with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matter or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9T. CONTROLS AND PROCEDURES

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

Evaluation of disclosure controls and procedures. In connection with the audit of the Company's financial statements for the year ended December 31, 2008, the Company's CEO and CFO conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our CEO and CFO concluded that our determined that our disclosure controls and procedures were effective as of December 31, 2008.

Changes in internal controls. There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide a management report in the Annual Report.

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

At present, we have four officers and five directors. We may elect one or more additional directors and appoint additional officers in connection with our intent to pursue new business opportunities or entering into a business combination. Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present directors and executive officers:

Name	Age	Positions
Daniel Dror	69	Chairman and CEO
Robert W. Derrick, Jr.	49	Director and President
Sherry L. Couturier	48	Director, VP and CFO
Ron Burleigh	49	Director and VP
Steven M. Plumb	50	Director

Daniel Dror, Chairman of the Board, has served as Chief Executive Officer, President and Chairman of the Board of American International Industries, Inc. since September 1997. From April 2005 to December 2008, Mr. Dror served as Chairman and CEO of Hammonds Industries, Inc. and resumed this position on December 31, 2009.  From 1994 to 1997, Mr. Dror served as Chairman of the Board and Chief Executive Officer of Microtel International, Inc., a public company in the telecommunication business. From 1982 until 1993, Mr. Dror served as Chairman of the Board and Chief Executive Officer of Kleer-Vu Industries, Inc., a public company.

Robert W. Derrick, Jr. was appointed to the Board of Directors of American Internatioanl Industries, Inc. on February 19, 2004. Mr. Derrick has served as President of the American's 51% owned subsidiary, Delta Seaboard Well Service, Inc., since September 2002 and was Delta's Vice President from December 1989 until September 2002. Delta has been in the oil and gas business for more than 35 years, engaged in the sale of oil field pipe, tubular, well-completion work and provides work-over services for existing oil and gas wells.

Sherry L. Couturier has served as Chief Financial Officer of American International Industries, Inc. since June 1, 2007, and has been with the company since August 1, 2006.  Sherry served as CFO of Hammonds Industries, Inc. from June 2007 to December 2008, and resumed this position on December 31, 2009.  Sherry graduated with a B.S. in Accounting from the University of Alabama and has been a Certified Public Accountant since 1986.  She has held positions in both public and industry accounting.  Prior to joining the Company, Sherry worked for El Paso Corporation for 14 years as a supervisor for various accounting departments and as a training and development consultant.

Ron Burleigh was appointed to the Board of Directors of the Company on December 31, 2009. Mr. Burleigh has served as a Director of Delta since September 2002 and was Delta's Vice-President from December 1989 to the present.

Steven M. Plumb, a CPA licensed in Texas, is a financial manager and senior executive experienced in operations, finance and marketing. Mr. Plumb is the president of Clear Financial Solutions, Inc. a business consulting firm that assists public and private companies with financing, operations improvement, outsourced CFO services, SEC reporting, mergers and acquisitions, and financial analysis. Mr. Plumb has served as the CFO of several public companies, including Striker Oil & Gas, Inc., Hyperdynamics Corp., Oncolin Therapeutics, Inc., Bluegate Corp., and Adventrx Pharmaceuticals. Prior to starting his own consulting firm, Mr. Plumb served as the Chief Financial Officer of DePelchin Children's Center, and as controller of Memorial City Rehabilitation Hospital in Houston, Texas. Mr. Plumb is a former auditor and consultant with KPMG. Mr. Plumb earned his BBA degree in accounting from the University of Texas at Austin.

Independent Public Accountants

Our Board of Directors has approved the appointment by the Company's Board of Directors of GBH CPAs, PC as independent public accountants for the fiscal year ending December 31, 2008.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal years ended December 31, 2007:

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards
				Other		Securities
				Annual	Stock	Underlying	Total
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($) (1)	($)	($)
Daniel Dror, Chairman and CEO	2008	20,000	-	-	51,283	-	71,283

Sherry Couturier, Director, VP and CFO	2008	-	-	-	63,015	-	63,015

Robert W. Derrick, Jr., Director and President	2008	-	-	-	-	-	-

Ron Burleigh, Director and VP	2008	-	-	-	-	-	-

(1)	See "Stock-Based Compensation" in note 1 to the financial statements for valuation assumptions.

On September 1, 2007, we entered into a service agreement with Sherry Couturier, CFO, pursuant to which the Company shall pay Ms. Couturier compensation of $4,000 per month by the issuance of a number of shares of the Company’s common stock registered on Form S-8 in an amount equivalent to $4,000 per month.

On November 1, 2007, the Company entered into a five-year employment agreement with Daniel Dror, Chairman and CEO, pursuant to which the Executive will be paid $2,000 in base compensation per month.  At the election of the Executive, his compensation may be payable in shares of the Company’s common stock, registered on Form S-8 under the Securities Act of 1933 or such other form as may be appropriate, or at the election of the Executive pursuant to an exemption from registration under the Act.  In addition to the Executive’s base compensation, Executive will be entitled to a bonus as determined by the Company’s board of directors from time to time and issued common stock of 1,000 restricted shares per month commencing on December 1, 2007. In the event of a change in control of the Company, resulting in Executive ceasing to serve as the Company’s Chief Executive Officer and Chairman, Executive shall be entitled to receive and the Company shall pay to Executive within ninety (90) days of the change in control a sum equal to five (5) years of the base salary then payable to Executive under this Employment Agreement.

Grants of Plan-Based Awards

Name	Grant date	Stock awards: Number of shares of stock or units (#) (1)	Warrant awards: Number of securities underlying options (#)	Exercise or base price of warrant awards ($/Sh)	Grant date fair value of stock and warrant awards
Daniel Dror, Chairman and CEO	February 12, 2008	3,000	-	-	$14,200
	April 11, 2008	2,000	-	-	10,000
	July 1, 2008	3,000	-	-	11,883
	September 30, 2008	2,000	-	-	5,800
	December 31, 2008	4,000	-	-	$9,400
Sherry Couturier, Director, VP and CFO (1)	February 13, 2008	3,818	-	-	$20,000
	April 11, 2008	1,826	-	-	8,000
	July 1, 2008	2,805	-	-	11,117
	September 30, 2008	4,092	-	-	12,000
	December 31, 2008	4,959	-	-	$11,898

(1)
These shares were issued to Ms. Couturier pursuant to her service agreement with HMDI, pursuant to which she is to receive $4,000 per month in S-8 shares of HMDI, beginning September 1, 2007.   The Form S-8 Registration Statement for these shares was dated December 20, 2007.  The number of shares to be issued was based on $5.50 per share, the closing market price on December 20, 2007.

Director Summary Compensation Table

The directors serve without cash compensation, but may be granted stock as bonus compensation from time to time. The table below summarizes the compensation paid by the Company to non-employee Directors for the fiscal year ended December 31, 2008.

Director Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Change in Pension Value and Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven M. Plumb	$-	$-	-	-	-	$-
(1) Daniel Dror, Chairman and CEO, Sherry Couturier, VP and CFO, Robert W. Derrick, Jr., President, and Ron Burleigh, VP, are not included in this table. The compensation received by these officers and directors, as employees of the Company, are shown in the Executive Summary Compensation Table.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2008. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
American International Industries, Inc.	673,363	13.38%
601 Cien Street, Suite 235
Kemah, TX 77565

Carl Hammonds	1,700,000	33.79%
910 Rankin Road
Houston, TX 77073

Vision Opportunity Management Fund, Ltd.	407,040	8.09%
20 West 55th Street, 5th Floor
New York, NY 10019

Daniel Dror, Chairman and CEO	61,080	1.21%
601 Cien Street, 235
Kemah, TX 77565

Sherry Couturier, Director, VP and CFO	43,564	0.87%
601 Cien Street, Suite 235
Kemah, TX 77565

Robert W. Derrick Jr., Director and President	1,479	0.03%
1212 West Sam Houston Parkway North
Houston, TX 77043

Charles R. Zeller, Director	1,064	0.02%
601 Cien Street, 235
Kemah, TX 77565

Directors and Officers (4 persons) (2)	780,550	15.51%

(1) Applicable percentage ownership is based on 5,031,326 shares of common stock outstanding as of December 31, 2008. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes shares owned by American International Industries, Inc.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company obtains approval from its entire Board of Directors prior to entering into any transactions with a related party or affiliate of the Company, including disclosure to the Board of Directors of such relationship prior to any action or vote of the Board of Directors. Prior to entering into any financing arrangement with any affiliated parties, disclosure is made to the Board of Directors regarding the terms and conditions of such related party transactions.

During 2007, the Company issued 200,000 shares of restricted stock valued at $448,500 in bonuses to the officers, directors and key employees of the Company, and 50,000 shares of restricted stock to American International Industries, Inc. valued at $105,000 as a management fee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

The Registrant's Board of Directors has appointed GBH CPAs, PC, which firm has issued its report on our consolidated financial statements for the years ended December 31, 2008. Our financial statements for the fiscal year ended December 31, 2007 were audited by GLO CPAs, LLLP.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by GBH CPAs, PC and GLO CPAs, LLLP for the audit of the Registrant's annual financial statements for the years ended December 31, 2008 and 2007, and fees billed for other services rendered by GBH CPAs, PC and GLO CPAs, LLLP during those years. All of the services described below were approved by the Board of Directors.

	Year Ended
	December 31, 2008	December 31, 2007
Audit fees (1)	$47,000	$35,071
Audit-related fees (2)	-	32,196
Tax fees (3)	-	15,055
All other fees	-	448
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

Hammonds Industries, Inc.

By /s/ Daniel Dror
Daniel Dror
Chief Executive Officer, President, and Chairman
February 23, 2010

By /s/ Sherry L. Couturier
Sherry L. Couturier
Director, Chief Financial Officer, and Vice-President
February 23, 2010

By /s/ Robert W. Derrick, Jr.
Robert W. Derrick, Jr.
Director and President of Delta Seaboard Well Service, Inc.
February 23, 2010

By /s/ Ron Burleigh
Ron Burleigh
Director and Vice President
February 23, 2010

By /s/ Steven M. Plumb
Steven M. Plumb
Director
February 23, 2010