Form 10-Q
period 2009-03-31
Hammonds Industries, Inc.
filed 2010-02-23
CIK 1300524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

HAMMONDS INDUSTRIES, INC.
Balance Sheets
(Unaudited)
	March 31, 2009	December 31, 2008

Assets
Current assets:
Cash	$19	$395
Current assets from discontinued operations	2,120,297	2,895,000
Total current assets	2,120,316	2,895,395

Other assets	8,000	8,000
Long-term assets from discontinued operations	3,892,882	4,062,622
Total assets	$6,021,198	$6,966,017
Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$426,361	$348,004
Short-term notes payable - related parties	802,063	802,063
Current liabilities from discontinued operations	5,446,316	5,657,699
Total current liabilities	6,674,740	6,807,766

Long-term liabilities from discontinued operations	546,933	587,365
Total liabilities	7,221,673	7,395,131

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
3,769,626 issued and outstanding	$377	$377
Additional paid-in capital - preferred stock	4,811,573	4,811,573
Additional paid-in capital - beneficial conversion feature	3,272,060	3,272,060
Common stock, $0.0001 par value, authorized 195,000,000 shares:
5,031,326 issued and outstanding	503	503
Additional paid-in capital - common stock	7,668,025	7,668,025
Accumulated deficit	(16,953,013)	(16,181,652)
Total stockholders' deficit	(1,200,475)	(429,114)
Total liabilities and stockholders' deficit	$6,021,198	$6,966,017

The accompanying notes are an integral part of these unaudited financial statements.

HAMMONDS INDUSTRIES, INC.
Statements of Operations (Unaudited)
	Three Months Ended March 31,
	2009	2008

Revenues	$-	$-
Costs and expenses:
Cost of sales	-	-
Selling, general and administrative	331	54,010
Total operating expenses	331	54,010

Operating loss	(331)	(54,010)

Other income (expenses):
Interest income	-	4,610
Interest expense	(18,928)	(15,229)
Realized loss on trading securities	-	(100,000)
Unrealized gain on trading securities	-	71,686
Total other expenses	(18,928)	(38,933)

Loss before income tax	(19,259)	(92,943)
Income tax expense	-	-
Loss from continuing operations	(19,259)	(92,943)
Loss from discontinued operations, net of taxes	(692,102)	(705,616)
Net loss	$(711,361)	$(798,559)

Preferred dividends:
Regular dividends	(60,000)	(45,000)
Net loss applicable to common shareholders	$(771,361)	$(843,559)

Net loss applicable to common shareholders - basic and diluted:
Continuing operations	$(0.01)	$(0.03)
Discontinued operations	(0.14)	(0.14)
Total	$(0.15)	$(0.17)

Weighted average common shares - basic and diluted	5,031,326	4,978,416

The accompanying notes are an integral part of these unaudited financial statements.

HAMMONDS INDUSTRIES, INC.
Statements of Cash Flows (Unaudited)
	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(711,361)	$(798,559)
Loss from discontinued operations	692,102	705,616
Loss from continuing operations	(19,259)	(92,943)

Adjustments to reconcile net loss to net cash used in operating activities:
Realized loss on trading securities	-	100,000
Unrealized gain on trading securities	-	(71,686)
Share-based compensation	-	34,200
Change in operating assets and liabilities:
Prepaid expenses	-	(15,229)
Accounts payable and accrued expenses	18,883	(14,421)
Net cash used in operating activities	(376)	(60,079)

Cash flows from investing activities:
Investment in Hammonds' Discontinued Subsidiaries	-	(743,000)
Net cash provided by (used in) investing activities	-	(743,000)

Net decrease in cash and cash equivalents	$(376)	$(803,079)
Cash and cash equivalents at beginning of year	395	869,865
Cash and cash equivalents at end of year	$19	$66,786

Discontinued operations:
Net cash used in operating activities	$(117,333)	$(1,018,733)
Net cash used in investing activities	(14,473)	(137,222)
Net cash provided by (used in) financing activities	(33,325)	713,453
Net decrease in cash and cash equivalents	(165,131)	(442,502)
Cash and cash equivalents at beginning of period	303,380	727,496
Cash and cash equivalents at end of period	$138,249	$284,994

Supplemental schedule of cash flow information:
Interest paid	$44,277	$79,523
Taxes paid	$-	$-
Non-cash transactions:
Acquisition of fixed assets under capital lease obligations	$-	$139,441
The accompanying notes are an integral part of these unaudited financial statements.

Hammonds Industries, Inc.
Notes to Unaudited Financial Statements

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

On December 31, 2008, the board of directors of American approved the deconsolidation of Hammonds Industries, Inc. (“Hammonds”) from American. To effect the deconsolidation of Hammonds, American was required to reduce its ownership percentage, board membership, and guarantee of Hammonds’ debt. After the distribution of the special dividend of approximately 1.74 million shares of Hammonds’ common stock to American's shareholders of record on December 31, 2008, American's ownership is approximately 13% of Hammonds' issued and outstanding common stock. Effective December 31, 2008, Carl Hammonds was appointed Chairman and CEO and John Stump, III was appointed CFO. Hammonds accepted the resignations of Daniel Dror, as Chairman of the Board and CEO, Sherry L. Couturier, as Director, CFO and Vice President, and Charles R. Zeller, as Director, and appointed Richard C. Richardson as a new board member unrelated to American. As a result, the majority of Hammonds’ board of directors is no longer controlled by American. Additionally, a reduction of American's guarantee of Hammonds’ debt to $1,000,000 was obtained from Texas Community Bank.

On April 16, 2009, Hammonds entered into an Asset Purchase Agreement with FabCorp, Inc., a Houston-based manufacturing company, pursuant to which Hammonds sold all of its assets, including all of the shares of its discontinued subsidiaries, Hammonds Fuel Additives, Inc., Hammonds Technical Services, Inc., Hammonds Water Treatment Systems, Inc. and Hammonds ODV, Inc. (collectively, the “Discontinued Subsidiaries”) to a newly formed Texas company, Hammonds Technologies, LLC., a wholly owned subsidiary of FabCorp, Inc.  For additional information, see Note 7.

On August 13, 2009, Hammonds, American, Delta Seaboard Well Service, Inc. (Delta), American's 51% owned subsidiary, and the noncontrolling interest owners of Delta entered into an agreement to commence a reverse merger of Delta into Hammonds.  See further discussion of the merger in Note 7.  As part of the merger, Hammonds effected a 1 for 10 reverse stock split for its common stock.  All common share amounts have been retroactively adjusted to reflect the reverse stock split.

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

Net Loss Per Share

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

Hammonds believes that the fair value of its financial instruments comprising cash, accounts payable, and notes payable approximate their carrying amounts. The interest rates payable by Hammonds on its notes payable approximate market rates. As of March 31, 2009, Hammonds did not have any significant Level 1, 2 or 3 financial assets or liabilities.

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

In addition to the pronouncements noted above, there were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

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

Note 3 - Notes Payable - Related Parties
	March 31, 2009	December 31, 2008
Note payable, principal balance due on December 31, 2008, interest at 10% through maturity and at 15% thereafter	$552,063	$552,063
Note payable for $250,000, principal due December 31, 2008, with interest at 10% through maturity and at 15% thereafter	250,000	250,000
	$802,063	$802,063

During September 2008, American provided a bridge loan of $250,000.  This loan has a 10% interest rate and was due December 31, 2008, or upon Hammonds receiving significant equity financing.  As additional consideration, Hammonds issued 100,000 shares of restricted common stock to American, resulting in finance expense of $29,000.

On August 13, 2009, Hammonds, American, Delta Seaboard Well Service, Inc. (Delta), American's 51% owned subsidiary, and the noncontrolling interest owners of Delta entered into an agreement to commence a reverse merger of Delta into Hammonds.  As part of this agreement, these notes payable were converted into 10,000,000 Hammonds' common shares in February 2010.

Note 4 - Preferred Stock

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

On July 25, 2007, VOMF agreed that accrued dividends may be paid, at Hammonds' option, in cash or in restricted shares of Hammonds' common stock. The number of shares of common stock to be issued as payment of accrued and unpaid dividends shall be determined by dividing (i) the total amount of accrued and unpaid dividends to be converted into common stock by (ii) eighty percent (80%) of the average of the VWAP for the twenty (20) Trading Days immediately preceding the dividend payment date. The term "VWAP" means, for any date, (i) the daily volume weighted average price of the common stock for such date on the OTC Bulletin Board as reported by Bloomberg Financial L.P. (based on a trading day from 9:30 a.m. Eastern Time to 4:02 p.m. Eastern Time); (ii) if the common stock is not then listed or quoted on the OTC Bulletin Board and if prices for the common stock are then reported in the "Pink Sheets" published by the Pink Sheets, LLC (or a similar organization or agency succeeding to its functions of reporting prices), the most recent bid price per share of the common stock so reported; or (iii) in all other cases, the fair market value of a share of common stock as determined by an independent appraiser selected in good faith by the Investor and reasonably acceptable to Hammonds.

Note 5 - Loss Per Share

Basic losses per share are calculated on the basis of the weighted average number of common shares outstanding. Diluted losses per share, in addition to the weighted average determined for basic loss per share, include common stock equivalents, which would arise from the conversion of the preferred stock to common shares.

	March 31, 2009	March 31, 2008
Basic loss per share:
Loss from continuing operations, net of income taxes	$(19,259)	$(92,943)
Loss from discontinued operations, net of income taxes	(692,102)	(705,616)
Net loss	(711,361)	(798,559)
Preferred dividends:
Regular dividends	(60,000)	(45,000)
Net loss applicable to common shareholders	$(771,361)	$(843,559)
Weighted average common shares outstanding - basic and diluted	5,031,326	4,978,416
Net loss applicable to common shareholders - basic and diluted:
Continuing operations	$(0.01)	$(0.03)
Discontinued operations	(0.14)	(0.14)
Total	$(0.15)	$(0.17)

Note 6 - Discontinued Operations

On April 16, 2009, Hammonds entered into an Asset Purchase Agreement with FabCorp, Inc., a Houston-based manufacturing company, pursuant to which Hammonds sold all of its assets, including all of the shares of its discontinued subsidiaries, Hammonds Fuel Additives, Inc., Hammonds Technical Services, Inc., Hammonds Water Treatment Systems, Inc. and Hammonds ODV, Inc. (collectively, the “Discontinued Subsidiaries”) to a newly formed Texas company, Hammonds Technologies, LLC., a wholly owned subsidiary of FabCorp, Inc.  For additional information, see Note 2.

The statement of operations for the three months ended March 31, 2009 and 2008 have been restated to reflect the discontinued operations of Hammonds' Discontinued Subsidiaries as summarized below:
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Loss from continuing operations, net of income taxes	$(19,259)	$(92,943)
Loss from discontinued operations, net of income taxes	(692,102)	(705,616)
Net loss	$(711,361)	$(798,559)
Weighted average common shares outstanding - basic and diluted	$5,031,326	$4,978,416
Net loss - basic and diluted:
Continuing operations	$(0.01)	$(0.03)
Discontinued operations	$(0.14)	$(0.14)
Total	$(0.15)	$(0.17)

Hammonds' Discontinued Subsidiaries' revenues and loss before income tax for the three months ended March 31, 2009 and 2008 are summarized below:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Revenues	$940,494	$2,205,157
Loss before income tax	$(692,102)	$(705,616)

Note 7 - Subsequent Events

On April 16, 2009, Hammonds entered into an Asset Purchase Agreement with FabCorp, Inc., a Houston-based manufacturing company, pursuant to which Hammonds sold all of its assets, including all of the shares of its discontinued subsidiaries, Hammonds Fuel Additives, Inc., Hammonds Technical Services, Inc., Hammonds Water Treatment Systems, Inc. and Hammonds ODV, Inc. (collectively, the “Discontinued Subsidiaries”) to a newly formed Texas company, Hammonds Technologies, LLC., a wholly owned subsidiary of FabCorp, Inc.

The Board of Directors decision to enter into the Asset Purchase Agreement was based upon the following reasons, among others: the poor business outlook for the Discontinued Subsidiaries because of Hammonds’ inability to raise sufficient capital, either through equity or debt financing to continue its operations and grow the businesses of the Discontinued Subsidiaries; the weak financial viability of the Discontinued Subsidiaries without a substantial infusion of capital; that at December 31, 2008, Hammonds total current liabilities were about $6.9 million compared to current assets of about $2.8 million and total liabilities were about $7.3 million or about $460,000 more than  total assets (all amounts unaudited); for more than the past year, Hammonds’ management had been actively seeking financing, either through equity or debt, necessary to support ongoing operations and to that end had retained investment banking consultants pursuing several possible financing opportunities, but none of these efforts were successful and no additional financing was raised; the ongoing  upheaval in the credit and investment environment; and the determination by Hammonds management that it would be unable to continue as a “going concern.”

Pursuant to the Asset Purchase Agreement, FabCorp purchased all of the assets,  free and clear of all liens and other encumbrances, in consideration for the payment of liabilities of Hammonds to Texas Community Bank in the amount of $2.6 million, payment of the senior promissory bridge note of $250,000 to Hammonds’ institutional investor, Vision Opportunity Master Fund, Ltd., the assumption of all payables and liabilities of the Discontinued Subsidiaries of approximately $2.6 million and the commitment to provide continuing financial support for the Discontinued Subsidiaries.

Based upon the foregoing, Hammonds’ Board of Directors determined that is was in the best interests of Hammonds and its shareholders that Hammonds enter into the Asset Purchase Agreement, so that Hammonds could pursue other business opportunities through a merger, acquisition or other business combination with an operating entity.

On August 13, 2009, Hammonds Industries, Inc., American International Industries, Inc., Delta Seaboard Well Service, Inc., and the minority interest owners of Delta entered into an agreement to commence a reverse merger of Delta into Hammonds.  As part of the merger, Hammonds effected a 1 for 10 reverse stock split for its common stock. Additionally, the Company intends to issue shares of Common Stock to the present stockholders of Delta as follows: (i) 22,186,572 post-Reverse Split shares in consideration for American’s 51% equity ownership of Delta, and 10,000,000 post-Reverse Split shares in consideration for American converting $872,352 in principal and accrued interest of debt payable by the Company to American; and (ii) a total of 21,316,510 shares to Robert W. Derrick, Jr., Delta’s president and a director of American and Ron Burleigh, Delta’s vice president, in consideration for their 49% equity ownership of Delta, and 9,607,843 post-Reverse Split shares in consideration for extending their employment agreements for five years in addition to the balance of their current employment agreements. Following the Reverse Split and Reverse Merger, American will own 32,859,935 shares of Common Stock, representing 48.2% of the Company’s total outstanding shares and Messrs. Derrick and Burleigh, will own 30,924,353 shares of Common Stock, representing 45.4% of the Company’s total outstanding shares. All other stockholders of the Company will own 4,357,962 shares of Common Stock, representing 6.4% of the Company’s total 68,142,250 outstanding shares.

On December 31, 2009, Daniel Dror resumed his position as Chairman and CEO of Hammonds Industries, Inc.  Mr. Dror had previously served as Chairman and CEO of Hammonds Industries, Inc from April 2005 to December 2008.

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

Overview

Hammonds Industries, Inc., a Nevada corporation, is publicly traded on the Pink Sheets: Symbol "HMDI". The Company was incorporated on August 18, 1986.  In 2005, the Company, through its parent company, acquired 51% of the capital stock of Hammonds Technical Services, Inc.  Hammonds Technical Services, Inc. and Hammonds Fuel Additives, Inc. were separate privately-owned Texas companies. In connection with the 2005 acquisition by the Company, Hammonds Fuel Additives was merged into Hammonds Technical Services. In April 2005 and January 2006, respectively, Hammonds Fuel Additives and Hammonds Water Treatment Systems, respectively, were reincorporated as separate entities from Hammonds Technical Services, and all three entities are wholly-owned subsidiaries of the Company. On August 1, 2006, the Company acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. in consideration for the issuance to Carl Hammonds of 1,600,000 restricted shares of common stock, valued at a price of $2.50 per share, the price of the Company's common stock at the date of the transaction.

The Company received approximately $5.4 million from the 2006 and 2007 VOMF Private Financing Transactions. The material terms of these preferred stock issuances are included in note 4 to the financial statements.

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

On April 16, 2009, Hammonds entered into an Asset Purchase Agreement with FabCorp, Inc., a Houston-based manufacturing company, pursuant to which Hammonds sold all of its assets, including all of the shares of its discontinued subsidiaries, Hammonds Fuel Additives, Inc., Hammonds Technical Services, Inc., Hammonds Water Treatment Systems, Inc. and Hammonds ODV, Inc. (collectively, the “Discontinued Subsidiaries”) to a newly formed Texas company, Hammonds Technologies, LLC., a wholly owned subsidiary of FabCorp, Inc.

The Board of Directors decision to enter into the Asset Purchase Agreement was based upon the following reasons, among others: the poor business outlook for the Discontinued Subsidiaries because of Hammonds’ inability to raise sufficient capital, either through equity or debt financing to continue its operations and grow the businesses of the Discontinued Subsidiaries; the weak financial viability of the Discontinued Subsidiaries without a substantial infusion of capital; that at December 31, 2008, Hammonds total current liabilities were about $6.9 million compared to current assets of about $2.8 million and total liabilities were about $7.3 million or about $460,000 more than  total assets (all amounts unaudited); for more than the past year, Hammonds’ management had been actively seeking financing, either through equity or debt, necessary to support ongoing operations and to that end had retained investment banking consultants pursuing several possible financing opportunities, but none of these efforts were successful and no additional financing was raised; the ongoing  upheaval in the credit and investment environment; and the determination by Hammonds management that it would be unable to continue as a “going concern.”

Pursuant to the Asset Purchase Agreement, FabCorp purchased all of the assets,  free and clear of all liens and other encumbrances, in consideration for the payment of liabilities of Hammonds to Texas Community Bank in the amount of $2.6 million, payment of the senior promissory bridge note of $250,000 to Hammonds’ institutional investor, Vision Opportunity Master Fund, Ltd., the assumption of all payables and liabilities of the Discontinued Subsidiaries of approximately $2.6 million and the commitment to provide continuing financial support for the Discontinued Subsidiaries.

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

On August 13, 2009, Hammonds Industries, Inc., American International Industries, Inc., Delta Seaboard Well Service, Inc., and the minority interest owners of Delta entered into an agreement to commence a reverse merger of Delta into Hammonds.  As part of the merger, Hammonds effected a 1 for 10 reverse stock split for its common stock. Additionally, the Company intends to issue shares of Common Stock to the present stockholders of Delta as follows: (i) 22,186,572 post-Reverse Split shares in consideration for American’s 51% equity ownership of Delta, and 10,000,000 post-Reverse Split shares in consideration for American converting $872,352 in principal and accrued interest of debt payable by the Company to American; and (ii) a total of 21,316,510 shares to Robert W. Derrick, Jr., Delta’s president and a director of American and Ron Burleigh, Delta’s vice president, in consideration for their 49% equity ownership of Delta, and 9,607,843 post-Reverse Split shares in consideration for extending their employment agreements for five years in addition to the balance of their current employment agreements. Following the Reverse Split and Reverse Merger, American will own 32,859,935 shares of Common Stock, representing 48.2% of the Company’s total outstanding shares and Messrs. Derrick and Burleigh, will own 30,924,353 shares of Common Stock, representing 45.4% of the Company’s total outstanding shares. All other stockholders of the Company will own 4,357,962 shares of Common Stock, representing 6.4% of the Company’s total 68,142,250 outstanding shares.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008.

The following is derived from, and should be read in conjunction with, our unaudited financial statements, and related notes for the three months ended March 31, 2009 and 2008.

Revenue.  We had no revenue from continuing operations for the three months ended March 31, 2009 and 2008.

Selling and Administrative. Selling and administrative expenses for the three-month period ended March 31, 2009 were $331, compared to $54,010 for the same period in 2008.  Selling and administrative expenses for the three months ended March 31, 2008 included stock-based compensation of $34,200.

Operating losses. Our operating losses for the three-month period ended March 31, 2009 was $331, compared to $54,010 for the same period in 2008.

Total Other Expenses. Other expenses for the three-month period ended March 31, 2009 were $18,928, compared to $38,933 for the same period in 2008.  Other expenses for the three months ended March 31, 2008 included net realized and unrealized losses on trading securities of $28,314 (see note 2 to the financial statements).  Interest expense for the three-month period ended March 31, 2009 was $18,928, compared to $15,229 for the same period in 2008.

Net Loss. We had a net loss from continuing operations of $19,259, or $0.01 per share, for the three months ended March 31, 2009, compared to a net loss of $92,943, or $0.03 per share for the same period in 2008. We had a net loss from discontinued operations of $692,102, or $0.02 per share, and $705,616, or $0.02 per share for the three months ended March 31, 2009 and March 31, 2008, respectively. Our net loss was $711,361, or $0.02 per share, for the three months ended March 31, 2009, compared to a net loss of $798,559, or $0.02 per share, for the three months ended March 31, 2008.

Liquidity and Capital Resources

At March 31, 2009 and December 31, 2008, we had total assets of $6,021,198 and $6,966,017, respectively.  Assets from continuing operations at March 31, 2009 and December 31, 2008 were $8,019 and $8,395, respectively.  Assets from discontinued operations at March 31, 2009 and December 31, 2008 were $6,013,179 and $6,957,622, respectively.
Net cash used in continuing operations was $376 during the three months ended March 31, 2009, compared to $60,079 during the same period in 2008.  The cash used during the three months ended March 31, 2008 was primarily for selling and administrative expenses.

Net cash used by investing activities was $743,000 during the three months ended March 31, 2008. The cash used during the three months ended March 31, 2008 was from the investment in discontinued subsidiaries.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2009, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For the three months ended March 31, 2009 there were no material changes from risk factors as disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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
Dated:  February 23, 2010

/s/ Sherry L. Couturier
CFO
Dated:  February 23, 2010