Form 10-Q
period 2009-06-30
Hammonds Industries, Inc.
filed 2010-02-23
CIK 1300524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

HAMMONDS INDUSTRIES, INC.
Balance Sheets
(Unaudited)
	June 30, 2009	December 31, 2008

Assets
Current assets:
Cash	$-	$395
Current assets from discontinued operations	-	2,895,000
Total current assets	-	2,895,395

Other assets	8,000	8,000
Long-term assets from discontinued operations	-	4,062,622
Total assets	$8,000	$6,966,017
Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$505,306	$348,004
Short-term notes payable - related parties	802,063	802,063
Current liabilities from discontinued operations	-	5,657,699
Total current liabilities	1,307,369	6,807,766

Long-term liabilities from discontinued operations	-	587,365
Total liabilities	1,307,369	7,395,131

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
3,769,626 issued and outstanding	$377	$377
Additional paid-in capital - preferred stock	4,811,573	4,811,573
Additional paid-in capital - beneficial conversion feature	3,272,060	3,272,060
Common stock, $0.0001 par value, authorized 195,000,000 shares:
5,031,326 issued and outstanding	503	503
Additional paid-in capital - common stock	7,668,025	7,668,025
Accumulated deficit	(17,051,907)	(16,181,652)
Total stockholders' deficit	(1,299,369)	(429,114)
Total liabilities and stockholders' deficit	$8,000	$6,966,017

The accompanying notes are an integral part of these unaudited financial statements.

HAMMONDS INDUSTRIES, INC.
Statements of Operations
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenues	$-	$-	$-	$-
Costs and expenses:
Cost of sales	-	-	-	-
Selling, general and administrative	36	54,819	367	108,829
Total operating expenses	36	54,819	367	108,829

Operating loss	(36)	(54,819)	(367)	(108,829)

Other income (expenses):
Interest income	-	61	-	4,671
Interest expense	(18,927)	(15,152)	(37,855)	(30,381)
Realized loss on the sale of trading securities	-	-	-	(100,000)
Unrealized gain loss on trading securities	-	-	-	71,686
Total other expense	(18,927)	(15,091)	(37,855)	(54,024)

Loss before income tax	(18,963)	(69,910)	(38,222)	(162,853)
Income tax expense	-	-	-	-
Loss from continuing operations, net of income taxes	(18,963)	(69,910)	(38,222)	(162,853)
Loss from discontinued operations, net of income taxes	(19,931)	(608,140)	(712,033)	(1,313,756)
Net loss	(38,894)	(678,050)	(750,255)	(1,476,609)

Preferred dividends:
Regular dividends	(60,000)	(60,000)	(120,000)	(105,000)
Net loss applicable to common shareholders	$(98,894)	$(738,050)	$(870,255)	$(1,581,609)

Net loss per common share - basic and diluted:
Continuing operations	$(0.02)	$(0.03)	$(0.03)	$(0.06)
Discontinued operations	$-	$(0.12)	$(0.14)	$(0.26)
Total	$(0.02)	$(0.15)	$(0.17)	$(0.32)

Weighted average common shares - basic and diluted	5,031,326	4,985,557	5,031,326	4,982,006
The accompanying notes are an integral part of these unaudited financial statements. Back to Table of Contents

HAMMONDS INDUSTRIES, INC.
Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(750,255)	$(1,476,609)
Loss from discontinued operations	712,033	1,313,756
Loss from continuing operations	(38,222)	(162,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized loss on trading securities	-	100,000
Unrealized gain on trading securities	-	(71,686)
Share-based compensation	-	63,200
Change in operating assets and liabilities:
Prepaid expenses	-	(5,077)
Accounts payable and accrued expenses	37,827	253
Net cash used in operating activities	(395)	(76,163)

Cash flows from investing activities:
Investment in Hammonds' Discontinued Subsidiaries	-	(793,000)
Net cash provided by (used in) investing activities	-	(793,000)

Net decrease in cash and cash equivalents	$(395)	$(869,163)
Cash and cash equivalents at beginning of year	395	869,865
Cash and cash equivalents at end of year	$-	$702

Discontinued operations:
Net cash used in operating activities	$(254,536)	$(1,156,953)
Net cash used in investing activities	(14,960)	(197,676)
Net cash provided by (used in) financing activities	(33,884)	731,252
Net decrease in cash and cash equivalents	(303,380)	(623,377)
Cash and cash equivalents at beginning of period	303,380	727,496
Cash and cash equivalents at end of period	$-	$104,119

Supplemental schedule of cash flow information:
Interest paid	$44,359	$106,914
Taxes paid	$-	$-
Non-cash transactions:
Acquisition of fixed assets under capital lease obligations	$-	$203,515

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

On August 13, 2009, Hammonds, American, Delta Seaboard Well Service, Inc. (Delta), American's 51% owned subsidiary, and the noncontrolling interest owners of Delta entered into an agreement to commence a reverse merger of Delta into Hammonds.  See further discussion of the merger in Note 8.  As part of the merger, Hammonds effected a 1 for 10 reverse stock split for its common stock.  All common share amounts have been retroactively adjusted to reflect the reverse stock split.

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

Hammonds believes that the fair value of its financial instruments comprising cash, accounts payable, and notes payable approximate their carrying amounts. The interest rates payable by Hammonds on its notes payable approximate market rates. As of June 30, 2009, Hammonds did not have any significant Level 1, 2 or 3 financial assets or liabilities.

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

Note 2 - Sale of Assets of Hammonds' Discontinued Subsidiaries

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

Note 4 - Notes Payable - Related Parties

	June 30, 2009	December 31, 2008
Note payable, principal balance due on December 31, 2008, interest at 10% through maturity and at 15% thereafter (a)	$552,063	$552,063
Note payable for $250,000, principal due December 31, 2008, with interest at 10% through maturity and at 15% thereafter (a)	250,000	250,000
	$802,063	$802,063

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

Note 5 - Preferred Stock

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

Note 6 - Loss Per Share

Basic losses per share are calculated on the basis of the weighted average number of common shares outstanding. Diluted losses per share, in addition to the weighted average determined for basic loss per share, include common stock equivalents, which would arise from the conversion of the preferred stock to common shares.

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Basic loss per share:
Loss from continuing operations, net of income taxes	$(18,963)	$(69,910)	$(38,222)	$(162,853)
Loss from discontinued operations, net of income taxes	(19,931)	(608,140)	(712,033)	(1,313,756)
Net loss	(38,894)	(678,050)	(750,255)	(1,476,609)
Preferred dividends:
Regular dividends	(60,000)	(60,000)	(120,000)	(105,000)
Net loss applicable to common shareholders	$(98,894)	$(738,050)	$(870,255)	$(1,581,609)
Weighted average common shares outstanding - basic and diluted	5,031,326	4,985,557	5,031,326	4,982,006
Net loss per share - basic and diluted
Continuing operations	$(0.02)	$(0.03)	$(0.03)	$(0.06)
Discontinued operations	-	(0.12)	(0.14)	(0.26)
Total	$(0.02)	$(0.15)	$(0.17)	$(0.32)

Note 7 - Discontinued Operations

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

Hammonds' Discontinued Subsidiaries' revenues and loss before income tax for the three and six months ended June 30, 2009 and June 30, 2008 are summarized below:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues	$74,688	$2,420,771	$1,015,182	$4,625,928
Loss before income tax	$(147,619)	$(608,140)	$(839,721)	$(1,313,756)

Net loss from discontinued operations on the statement of operations for the three and six months ended June 30, 2009 includes the gain on the sale of Hammonds' Discontinued Subsidiaries.  Net loss from discontinued operations for the three and six months ended June 30, 2009 is summarized below:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Book value of Hammonds' Discontinued Subsidiaries' liabilities assumed at April 16, 2009	$5,833,750	$5,833,750
Book value of Hammonds' Discontinued Subsidiaries' assets sold at April 16, 2009	5,706,062	5,706,062
Gain on sale of Hammonds' Discontinued Subsidiaries	127,688	127,688
Hammonds' Discontinued Subsidiaries' net loss January 1, 2009 through April 16, 2009	(147,619)	(839,721)
Net loss from discontinued operations	$(19,931)	$(712,033)

Note 8 - Subsequent Events

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

Overview

Hammonds Industries, Inc., a Nevada corporation, is publicly traded on the Pink Sheets: Symbol "HMDI". The Company was incorporated on August 18, 1986.  In 2005, the Company, through its parent company, acquired 51% of the capital stock of Hammonds Technical Services, Inc.  Hammonds Technical Services, Inc. and Hammonds Fuel Additives, Inc. were separate privately-owned Texas companies. In connection with the 2005 acquisition by the Company, Hammonds Fuel Additives was merged into Hammonds Technical Services. In April 2005 and January 2006, respectively, Hammonds Fuel Additives and Hammonds Water Treatment Systems, respectively, were reincorporated as separate entities from Hammonds Technical Services, and all three entities are wholly-owned subsidiaries of the Company. On August 1, 2006, the Company acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. in consideration for the issuance to Carl Hammonds of 1,600,000 restricted shares of common stock, valued at a price of $2.50 share, the price of the Company's common stock at the date of the transaction.

The Company received approximately $5.4 million from the 2006 and 2007 VOMF Private Financing Transactions. The material terms of these preferred stock issuances are included in note 5 to the financial statements.

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

Results of Operations

Three and Six Months Ended June 30, 2009 Compared to Three and Six Months Ended June 30, 2008.

The following is derived from, and should be read in conjunction with, our unaudited financial statements, and related notes for the three and six months ended June 30, 2009 and 2008.

Revenue.  We had no revenue from continuing operations for the three and six months ended June 30, 2009 and 2008.

Selling and Administrative. Selling and administrative expenses for the three-month period ended June 30, 2009 were $36, compared to $54,819 for the same period in 2008.  Selling and administrative expenses for the three months ended June 30, 2008 included stock-based compensation of $27,900.  Selling and administrative expenses for the six-month period ended June 30, 2009 were $367, compared to $108,829 for the same period in 2008.  Selling and administrative expenses for the six months ended June 30, 2008 included stock-based compensation of $62,100.

Operating Losses. Our operating losses for the three-month period ended June 30, 2009 was $36, compared to $54,819 for the same period in 2008.  Our loss from operations for the six-month period ended June 30, 2009 was $367, compared to $108,829 for the same period in 2008.

Total Other Expenses. Other expenses for the three-month period ended June 30, 2009 were $18,927, compared to $15,091 for the same period in 2008.  Interest expense for the three-month period ended June 30, 2009 was $18,927, compared to $15,152 for the same period in 2008.  Other expenses for the six-month period ended June 30, 2009 were $37,855, compared to $54,024 for the same period in 2008.  Other expenses for the six months ended June 30, 2008 included net realized and unrealized losses on trading securities of $28,314 (see note 2 to the financial statements).  Interest expense for the six-month period ended June 30, 2009 was $37,855, compared to $30,381 for the same period in 2008.

Net Loss. We had a net loss from continuing operations of $18,963, or $0.00 per share, for the three months ended June 30, 2009, compared to a net loss of $69,910, or $0.01 per share, for the same period in 2008. We had a net loss from discontinued operations of $19,931,or $0.00 per share, and $608,140, or $0.12 per share, for the three months ended June 30, 2009 and June 30, 2008, respectively. Our net loss was $38,894, or $0.01 per share, for the three months ended June 30, 2009, compared to a net loss of $678,050, or $0.14 per share, for the three months ended June 30, 2008.  We had a net loss from continuing operations of $38,222, or $0.01 per share, for the six months ended June 30, 2009, compared to a net loss of $162,853, or 0.03 per share, for the same period in 2008. We had a net loss from discontinued operations of $712,033, or 0.14 per share, and $1,313,756, or $0.26 per share, for the six months ended June 30, 2009 and June 30, 2008, respectively. Our net loss was $750,255, or $0.15 per share, for the six months ended June 30, 2009, compared to a net loss of $1,476,609, or $0.30 per share, for the six months ended June 30, 2008.

Liquidity and Capital Resources

At June 30, 2009 and December 31, 2008, we had total assets of $8,000 and $6,966,017, respectively.  Assets from continuing operations at June 30, 2009 and December 31, 2008 were $8,000 and $8,395, respectively.  Assets from discontinued operations at December 31, 2008 were $6,957,622.

Net cash used in continuing operations was $395 during the six months ended June 30, 2009, compared to $76,163 during the same period in 2008.  The cash used during the six months ended June 30, 2008 was primarily for selling and administrative expenses.

Net cash used by investing activities was $793,000 during the six months ended June 30, 2008. The cash used during the six months ended June 30, 2008 was from the investment in discontinued subsidiaries

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2009, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATIONITEM

1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For the six months ended June 30, 2009 there were no material changes from risk factors as disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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