Form 10-Q
period 2009-09-30
Hammonds Industries, Inc.
filed 2010-02-23
CIK 1300524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

HAMMONDS INDUSTRIES, INC.
Balance Sheets
(Unaudited)
	September 30, 2009	December 31, 2008

Assets
Current assets:
Cash	$-	$395
Current assets from discontinued operations	-	2,895,000
Total current assets	-	2,895,395

Other assets	8,000	8,000
Long-term assets from discontinued operations	-	4,062,622
Total assets	$8,000	$6,966,017
Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$565,289	$348,004
Short-term notes payable - related parties	802,063	802,063
Current liabilities from discontinued operations	-	5,657,699
Total current liabilities	1,367,352	6,807,766

Long-term liabilities from discontinued operations	-	587,365
Total liabilities	1,367,352	7,395,131

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
3,769,626 issued and outstanding	$377	$377
Additional paid-in capital - preferred stock	4,811,573	4,811,573
Additional paid-in capital - beneficial conversion feature	3,272,060	3,272,060
Common stock, $0.0001 par value, authorized 195,000,000 shares:
5,031,326 issued and outstanding	503	503
Additional paid-in capital - common stock	7,668,025	7,668,025
Accumulated deficit	(17,111,890)	(16,181,652)
Total stockholders' deficit	(1,359,352)	(429,114)
Total liabilities and stockholders' deficit	$8,000	$6,966,017

The accompanying notes are an integral part of these unaudited financial statements.

HAMMONDS INDUSTRIES, INC.
Statements of Operations
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Revenues	$-	$-	$-	$-
Costs and expenses:
Cost of sales	-	-	-	-
Selling, general and administrative	(17)	24,435	350	133,264
Total operating expenses	(17)	24,435	350	133,264

Operating income (loss)	17	(24,435)	(350)	(133,264)

Other income (expenses):
Interest income	-	-	-	4,671
Interest expense	-	(5,077)	(37,855)	(35,458)
Realized loss on the sale of trading securities	-	-	-	(100,000)
Unrealized gain loss on trading securities	-	-	-	71,686
Total other expense	-	(5,077)	(37,855)	(59,101)

Income (loss) before income tax	17	(29,512)	(38,205)	(192,365)
Income tax expense	-	-	-	-
Income (loss) from continuing operations, net of income taxes	17	(29,512)	(38,205)	(192,365)
Loss from discontinued operations, net of income taxes	-	(965,836)	(712,033)	(2,279,592)
Net income (loss)	17	(995,348)	(750,238)	(2,471,957)

Preferred dividends:
Regular dividends	(60,000)	(60,000)	(180,000)	(165,000)
Net loss applicable to common shareholders	$(59,983)	$(1,055,348)	$(930,238)	$(2,636,957)

Net loss per common share - basic and diluted:
Continuing operations	$(0.01)	$(0.02)	$(0.04)	$(0.07)
Discontinued operations	$-	$(0.19)	$(0.14)	$(0.46)
Total	$(0.01)	$(0.21)	$(0.18)	$(0.53)

Weighted average common shares - basic and diluted	5,031,326	4,996,211	5,031,326	4,986,776
The accompanying notes are an integral part of these unaudited financial statements. Back to Table of Contents 5

HAMMONDS INDUSTRIES, INC.
Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(750,238)	$(2,471,957)
Loss from discontinued operations	712,033	2,279,592
Loss from continuing operations	(38,205)	(192,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized loss on trading securities	-	100,000
Unrealized gain on trading securities	-	(71,686)
Share-based compensation	-	104,000
Change in operating assets and liabilities:
Prepaid expenses	-	(8,000)
Accounts payable and accrued expenses	37,810	(9,007)
Net cash used in operating activities	(395)	(77,058)

Cash flows from investing activities:
Investment in Hammonds' Discontinued Subsidiaries	-	(793,000)
Net cash provided by (used in) investing activities	-	(793,000)

Net decrease in cash and cash equivalents	$(395)	$(870,058)
Cash and cash equivalents at beginning of year	395	869,865
Cash and cash equivalents at end of year	$-	$(193)

Discontinued operations:
Net cash used in operating activities	$(254,536)	$(1,510,043)
Net cash used in investing activities	(14,960)	(272,220)
Net cash provided by (used in) financing activities	(33,884)	1,158,617
Net decrease in cash and cash equivalents	(303,380)	(623,646)
Cash and cash equivalents at beginning of period	303,380	727,496
Cash and cash equivalents at end of period	$-	$103,850

Supplemental schedule of cash flow information:
Interest paid	$44,359	$213,079
Taxes paid	$-	$12,785
Non-cash transactions:
Acquisition of fixed assets under capital lease obligations	$-	$203,515
Accrued debt discount for common shares to be issued	$-	$58,000

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

On August 13, 2009, Hammonds, American, Delta Seaboard Well Service, Inc. (Delta), American's 51% owned subsidiary, and the minority interest owners of Delta entered into an agreement to commence a reverse merger of Delta into Hammonds.  As part of the merger, Hammonds effected a 1 for 10 reverse stock split for its common stock. Additionally, the Company intends to issue shares of Common Stock to the present stockholders of Delta as follows: (i) 22,186,572 post-Reverse Split shares in consideration for American’s 51% equity ownership of Delta, and 10,000,000 post-Reverse Split shares in consideration for American converting $872,352.61 in principal and accrued interest of debt payable by the Company to American; and (ii) a total of 21,316,510 shares to Robert W. Derrick, Jr., Delta’s president and a director of American and Ron Burleigh, Delta’s vice president, in consideration for their 49% equity ownership of Delta, and 9,607,843 post-Reverse Split shares in consideration for extending their employment agreements for five years in addition to the balance of their current employment agreements. Following the Reverse Split and Reverse Merger, American will own 32,859,935 shares of Common Stock, representing 48.2% of the Company’s total outstanding shares and Messrs. Derrick and Burleigh, will own 30,924,353 shares of Common Stock, representing 45.4% of the Company’s total outstanding shares. All other stockholders of the Company will own 4,357,962 shares of Common Stock, representing 6.4% of the Company’s total 68,142,250 outstanding shares.

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

Hammonds believes that the fair value of its financial instruments comprising cash, accounts payable, and notes payable approximate their carrying amounts. The interest rates payable by Hammonds on its notes payable approximate market rates. As of September 30, 2009, Hammonds did not have any significant Level 1, 2 or 3 financial assets or liabilities.

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

Note 4 - Notes Payable - Related Parties

	September 30, 2009	December 31, 2008
Note payable, principal balance due on December 31, 2008, interest at 10% through maturity and at 15% thereafter (a)	$552,063	$552,063
Note payable for $250,000, principal due December 31, 2008, with interest at 10% through maturity and at 15% thereafter (a)	250,000	250,000
	$802,063	$802,063

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

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Basic loss per share:
Income (loss) from continuing operations, net of income taxes	$17	$(29,512)	$(38,205)	$(192,365)
Loss from discontinued operations, net of income taxes	-	(965,836)	(712,033)	(2,279,592)
Net income (loss)	17	(995,348)	(750,238)	(2,471,957)
Preferred dividends:
Regular dividends	(60,000)	(60,000)	(180,000)	(165,000)
Net loss applicable to common shareholders	$(59,983)	$(1,055,348)	$(930,238)	$(2,636,957)
Weighted average common shares outstanding - basic and diluted	5,031,326	4,996,211	5,031,326	4,986,776
Net loss per share - basic and diluted
Continuing operations	$(0.01)	$(0.02)	$(0.04)	$(0.07)
Discontinued operations	-	(0.19)	(0.14)	(0.46)
Total	$(0.01)	$(0.21)	$(0.18)	$(0.53)

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

Hammonds' Discontinued Subsidiaries' revenues and loss before income tax for the nine months ended September 30, 2009 and 2008 are summarized below:

	Nine Months Ended
	September 30, 2009	September 30, 2008
Revenues	$1,015,182	$6,428,157
Loss before income tax	$(839,721)	$(2,279,592)

Net loss from discontinued operations on the statement of operations for the nine months ended September 30, 2009 includes the gain on the sale of Hammonds' Discontinued Subsidiaries.  Net loss from discontinued operations for the nine months ended September 30, 2009 is summarized below:

Nine Months Ended September 30, 2009
Book value of Hammonds' Discontinued Subsidiaries' liabilities assumed at April 16, 2009	$5,833,750
Book value of Hammonds' Discontinued Subsidiaries' assets sold at April 16, 2009	5,706,062
Gain on sale of Hammonds' Discontinued Subsidiaries	127,688
Hammonds' Discontinued Subsidiaries' net loss January 1, 2009 through April 16, 2009	(839,721)
Net loss from discontinued operations	$(712,033)

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

Results of Operations

Three and Nine Months Ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008.

The following is derived from, and should be read in conjunction with, our unaudited financial statements, and related notes for the three and nine months ended September 30, 2009 and 2008.

Revenue.  We had no revenue from continuing operations for the three and nine months ended September 30, 2009 and 2008.

Selling and Administrative. Selling and administrative expenses for the nine-month period ended September 30, 2009 were $350, compared to $133,264 for the same period in 2008.  Selling and administrative expenses for the nine months ended September 30, 2008 included stock-based compensation of $104,000.

Operating Income / losses. Our operating income for the three-month period ended September 30, 2009 was $17, compared to a loss of $24,435 for the same period in 2008.  Our operating loss for the nine-month period ended September 30, 2009 was $350, compared to $133,264 for the same period in 2008.

Total Other Expenses. Other expenses for the three-month period ended September 30, 2009 were $-0-, compared to $5,077 for the same period in 2008.  Interest expense for the three-month period ended September 30, 2009 was $-0-, compared to $5,077 for the same period in 2008.  Other expenses for the nine-month period ended September 30, 2009 were $37,855, compared to $59,101 for the same period in 2008.  Other expenses for the nine months ended September 30, 2008 included net realized and unrealized losses on trading securities of $28,314 (see note 2 to the financial statements).  Interest expense for the nine-month period ended September 30, 2009 was $37,855, compared to $35,458 for the same period in 2008.

Net income / loss. We had net income from continuing operations of $17, or $0.00 per share, for the three months ended September 30, 2009, compared to a net loss of $29,512, or $0.01 per share, for the same period in 2008. We had a net loss from discontinued operations of $965,836, or $0.19 per share, for the three months ended September 30, 2008. Our net income was $17, or $0.00 per share, for the three months ended September 30, 2009, compared to a net loss of $995,348, or $0.20 per share, for the three months ended September 30, 2008.  We had a net loss from continuing operations of $38,205, or $0.01 per share, for the nine months ended September 30, 2009, compared to a net loss of $192,365, or $0.04 per share, for the same period in 2008. We had a net loss from discontinued operations of $712,033, or $0.14 per share, and $2,279,592, or $0.46 per share, for the nine months ended September 30, 2009 and September 30, 2008, respectively. Our net loss was $750,238, or $0.15 per share, for the nine months ended September 30, 2009, compared to a net loss of $2,471,957, or $0.50 per share, for the nine months ended September 30, 2008.

Liquidity and Capital Resources

At September 30, 2009 and December 31, 2008, we had total assets of $8,000 and $6,966,017, respectively.  Assets from continuing operations at September 30, 2009 and December 31, 2008 were $8,000 and $8,395, respectively.  Assets from discontinued operations at December 31, 2008 were $6,957,622.

Net cash used in continuing operations was $395 during the nine months ended September 30, 2009, compared to $77,058 during the same period in 2008.  The cash used during the nine months ended September 30, 2008 was primarily for selling and administrative expenses.

Net cash used by investing activities was $793,000 during the nine months ended September 30, 2008. The cash used during the nine months ended September 30, 2008 was from the investment in subsidiaries.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2009, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For the nine months ended September 30, 2009 there were no material changes from risk factors as disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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