Form 10-K
period 2009-12-31
Hammonds Industries, Inc.
filed 2010-04-15
CIK 1300524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $22,167 based on the closing sale price of $0.001 on such date as reported on the OTCBB.

The number of shares outstanding of each of the issuer’s classes of equity as of  April 15, 2010 is 5,031,326 shares of common stock and 3,769,626 shares of preferred stock.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Hammonds Industries, Inc.

Hammonds Industries, Inc., a Nevada corporation, was incorporated on August 18, 1986 and is publicly traded on the Pinksheets under the symbol "HMDI". The Company was a subsidiary of American International Industries, Inc. ("American") until December 31, 2008.

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

Prior to the year ended December 31, 2008, in accordance with FIN 46(R) (ASC 810-10), American consolidated Hammonds, even though its ownership was less than 51%, because American appointed the members of Hammonds’ board of directors. Since Hammonds was incurring losses and the minority interest had no recorded common stock equity value, American recognized 100% of Hammonds’ losses.

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

Based upon the foregoing, Hammonds’ Board of Directors determined that is was in the best interests of Hammonds and its shareholders that Hammonds enter into the Asset Purchase Agreement, so that Hammonds could pursue other business opportunities through a merger, acquisition or other business combination with an operating entity.  On August 13, 2009, Hammonds, American, Delta Seaboard Well Service, Inc. ("Delta"), American's 51% owned subsidiary, and the minority interest owners of Delta entered into an agreement to commence a reverse merger of Delta into Hammonds.

On February 3, 2010, the Company and Delta completed the reverse merger pursuant to which Delta was merged with and into Hammonds. In connection with the Reverse Merger of Delta into Hammonds, following the effective date of the Reverse Split, the Company issued shares of Common Stock to the existing stockholders of Delta as follows: (i) 22,186,572 post-Reverse Split shares in consideration for American’s 51% equity ownership of Delta, and 10,000,000 post-Reverse Split shares in consideration for American converting $872,353 in principal and accrued interest of debt payable by the Company to American; (ii) a total of 21,316,510 shares to Robert W. Derrick, Jr., a newly appointed director of the Company as well as Delta’s president and a director of American and Ron Burleigh, a newly-appointed director of the Company as well as Delta’s vice president, in consideration for their 49% equity ownership of Delta; and (iii) 9,607,843 post-Reverse Split shares in consideration for Messrs. Derrick and Burleigh extending their employment agreements for five years in addition to the balance of their current employment agreements. Following the Reverse Split and Reverse Merger, American owns 32,859,935 shares of Common Stock, representing 48.2% of the Company’s total outstanding shares and Messrs. Derrick and Burleigh, the owners of the noncontrolling interest in Delta, own 30,924,353 shares of Common Stock, representing 45.4% of the Company’s total outstanding shares. All other stockholders of the Company own 4,357,962 shares of Common Stock, representing 6.4% of the Company’s total 68,142,250 outstanding shares.  All common share amounts have been retroactively adjusted to reflect the reverse stock split.

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

General Background of Hammonds

From May 1, 2005 through April 16, 2009, the Company had three subsidiaries.  Hammonds Technical Services, Inc. and Hammonds Fuel Additives, Inc. were separate privately-owned Texas companies. In connection with the 2005 acquisition by the Company, Hammonds Fuel Additives was merged into Hammonds Technical Services. In April 2005 and January 2006, respectively, Hammonds Fuel Additives and Hammonds Water Treatment Systems, respectively, were reincorporated as separate entities from Hammonds Technical Services, and all three entities are wholly-owned subsidiaries of the Company. Hammonds manufactured engineered products and chemicals that serve multiple segments of the fuels distribution, water treatment and utility vehicle industries.

On February 3, 2010, the Company and Delta completed the reverse merger pursuant to which Delta was merged with and into Hammonds.   Delta provides the following products and services:

Description of Delta’s Business

Overview

On September 30, 2003, American acquired a 51% interest in Delta Seaboard Well Service, Inc. and a related entity, Seaboard Well Service (collectively "Delta"), both Texas corporations, pursuant to a stock purchase agreement for cash consideration of $1,000,000. American also issued 400,000 shares of Series A 5% cumulative redeemable convertible preferred stock ("Series A Preferred Stock") to a creditor of Delta in consideration for the release of the creditor’s interest in certain of Delta's coastal rigs and in satisfaction of certain Delta indebtedness.

Delta's Business

Delta's well site services provide a broad range of products and services that are used by oil companies and independent oil and natural gas companies operating in South and East Texas, and the Gulf Coast market. Delta's services include workover services, plugging and abandonment, and well completion and recompletion services. During 2004, Delta combined its Louisiana operations into its Houston operation and facilities and sold three rigs in Louisiana to third parties. Delta continues to own one land-based rig in Louisiana and five land-based rigs in the Gulf Coast region of Texas.

Well Service Market

Demand for Delta's workover and related services are correlated to the level of expenditures by oil and gas producers, which is a function of oil and gas prices. In general, we expect demand for Delta's services to increase significantly due to expanding activities of oil and gas producers in the United States as a result of the significant increase in energy prices in the U.S. and worldwide. Delta is dependent to a significant degree on the level of development and workover activities in the U.S. Gulf Coast area. Delta faces competition from many larger companies in the U.S. Gulf of Mexico market.

Products and Services

Delta provides workover products and services primarily to customers in the U.S. Gulf Coast market. Workover products and services are used to restore or increase production on a producing well. Workover services are typically used during the well development, production and abandonment stages. Delta's hydraulic workover units are typically contracted on a short-term dayrate basis. As a result, utilization of our workover units varies from period to period and the time to complete a particular service contract depends on several factors, including the number of wells and the type of workover or pressure control situations involved. Usage of our workover units is also affected by the availability of trained personnel. With our current level of trained personnel, we estimate that we have the capability to crew and operate multiple jobs simultaneously.

During 2008, Delta had the opportunity to purchase and import new Chinese Seamless Pipe (OCTG) and make it available to our customers who were drilling and completing new wells in the United States.  These pipe sales generated considerable revenues and profit for Delta for the year ended December 31, 2008.

Competition

Delta believes that it has certain competitive advantages related to cost efficiencies, material coordination, reduced engineering time resulting from its highly experienced staff of toolpushers, field supervisors and operations managers, and its fully integrated operations with cementing and electric wireline operations that include cutting casing and tubing as part of Delta's services. Delta also believes that with the financial resources as a separate public Company and its access to the public capital markets, Delta will be able to pursue strategic acquisitions and enter into ventures that should result in long-term growth and market expansion.

Delta's services are sold in highly competitive markets. The competition in the oil and gas industry could result in reduced profitability or inability to increase market share. In its markets, principally in South and East Texas, and the Gulf Coast, Delta competes principally with the following entities: Tetra Applied Technologies and Five J.A.B., as well as a number of smaller companies. The land drilling service business is highly fragmented and consists of a small number of large companies and many smaller companies. Many of Delta's competitors have greater financial resources than Delta. Delta relies upon the Company's ability to provide working capital and secure debt and/or equity financing in order for Delta to continue to expand its oil and gas well services business and pursue its growth plan in land-based exploration and drilling operations.

We reasonably expect competition to intensify because of the business opportunities presented by the opportunities in the oil and gas industry. In addition, competition may also increase as a result of consolidation. We may be faced with new technological advancements developed by new competitors that change the way the service business of the oil and gas industry. In addition, some of our current or future competitors may have longer operating histories, larger customer bases and/or greater marketing resources than we have. Increased competition may result in reduced operating margins, loss of market share and diminished value in our products and services, as well as different pricing, service or marketing decisions.

Government Regulation

The business of Delta is significantly affected by federal, state and local laws and regulations relating to the oil and natural gas industry. Changes in these laws and regulations, including more restrictive administrative regulations and enforcement of these laws and regulations, could significantly affect Delta's business and results of operations. Delta cannot predict future changes in existing laws and regulations or how these changes in laws and regulations may be interpreted or the effect changes in these laws and regulations may have on Delta or its future operations or earnings. Delta cannot predict whether additional laws and regulations will be adopted. Delta depends on the demand for its products and services from oil and natural gas companies. This demand is affected by economic cycles, changing taxes and price and other laws and regulations relating to the oil and gas industry, including those specifically directed to oilfield and offshore operations. The adoption of new laws and regulations curtailing exploration and development drilling for oil and natural gas in our areas of operation could also adversely affect Delta's operations by limiting demand for its products and services. Delta cannot determine the extent to which its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations or enforcement. Although Delta believes that it is in compliance with existing laws and regulations, there can be no assurance that substantial costs for compliance will not be incurred in the future. Moreover, it is possible that other developments, such as the adoption of more restrictive environmental laws, regulations and enforcement policies, could result in additional costs or liabilities that Delta cannot currently quantify.

Employees

As of December 31 2009, Delta had 39 employees, including its two executive officers. No employees are covered by a collective bargaining agreement and Delta considers relations with its employees satisfactory.

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

ITEM 1A. RISK FACTORS RELATED TO OUR BUSINESS

Delta’s operations are materially dependent on levels of oil and gas workover and abandonment activities in the United States

Delta's services include workover services, plugging and abandonment, and well completion and recompletion services. Activity levels for Delta’s oil and gas related services businesses are affected both by short-term and long-term trends in oil and gas prices and supply and demand balance, among other factors. Oil and gas prices and, therefore, the levels of workover and abandonment activities, tend to fluctuate. Demand for Delta's services can vary significantly due to levels of activities of oil and gas producers in the United States which are directly effected by the significant increase in energy prices in the U.S. and worldwide. Delta is dependent to a significant degree on the level of development and workover activities in the U.S. Gulf Coast area.

Any prolonged slowdown of the U.S. economy may contribute to an eventual downward trend in the demand for Delta’s services

Other factors affecting Delta’s oil and gas services business include any decline in production of oil and gas wells in the Texas and Gulf Coast area in which it operates. Delta’s revenues and profitability are particularly dependent upon oil and gas industry activity and spending levels in the Texas and Gulf Coast region. Delta’s operations may also be affected by interest rates and cost of capital, tax policies and overall economic activity. Adverse changes in any of these other factors may depress the levels of well workover and abandonment and result in a corresponding decline in the demand for Delta’s products and services and, therefore, have a material adverse effect on Delta’s revenues and profitability.

Profitability of Delta’s operations is dependent on numerous factors beyond Delta’s control

Delta’s operating results in general, and gross margin in particular, are functions of market conditions and the product and service mix sold in any period. Other factors impact the cost of sales, such as the price of steel, because approximately 75% of Delta’s oil and gas related revenues is from the sale of new drilling pipe and used pipe extracted during Delta’s well plugging business. Competition for pipe which is impacted by the US and worldwide cost of and demand for steel, availability of skilled labor and contract services, shortages in raw materials due to untimely supplies or ability to obtain items at reasonable prices may also continue to affect the cost of sales and the fluctuation of gross margin in future periods.

Delta encounters and expects to continue to encounter intense competition in the sale of Delta’s products and services

Delta competes with numerous companies and its services are sold in highly competitive markets. The competition in the oil and gas industry could result in reduced profitability or inability to increase market share. In its markets, principally in South and East Texas, and the Gulf Coast, Delta competes principally with the following entities: Tetra Applied Technologies, Key Energy Services, Basic Energy, which are far larger than Delta, as well as a number of smaller companies. The land drilling service business is highly fragmented and consists of a small number of large companies and many smaller companies. Many of Delta's competitors have greater financial resources than Delta. Many of Delta’s competitors have substantially greater financial and other related resources than us.

Dependence upon major customers for Delta’s workover products and services

Delta provides workover products and services primarily to customers in the U.S. Gulf Coast market. Workover products and services are used to restore or increase production on a producing well. Workover services are typically used during the well development, production and abandonment stages. Delta's hydraulic workover units are typically contracted on a short-term dayrate basis. As a result, utilization of Delta’s workover units varies from period to period and the time to complete a particular service contract depends on several factors, including the number of wells and the type of workover or pressure control situations involved. In 2009, Delta’s largest customers for workover services were Legend Natural Gas, New Century Exploration, Newfield Exploration, The Railroad Commission of Texas and Square Mile Energy.

Delta’s revenues and cash flows from pipe sales are subject to commodity price risk

Approximately 75% of Delta’s oil and gas related revenues is from the sale of pipe; therefore, Delta has increased market risk exposure in the pricing applicable to the costs of steel. Realized pricing is primarily driven by the prevailing worldwide price and demand for steel. The cost of steel has been increasing significantly due to increased world demand generally and from China and India specifically.

Delta’s business involves certain operating risks, and its insurance may not be adequate to cover all losses or liabilities Delta might incur in its operations

Delta’s operations are subject to many hazards and risks, including the following:
-  fires and explosions;
-  accidents resulting in serious bodily injury and the loss of life or property;
-  pollution and other damage to the environment; and
-  liabilities from accidents or damage by our fleet of trucks, rigs and other equipment.

If these hazards occur, they could result in suspension of operations, damage to or destruction of our equipment and the property of others, or injury or death to our or a third party's personnel.

Risks related to government regulation

Delta’s business is significantly affected by federal, state and local laws and regulations relating to the oil and natural gas industry. Changes in these laws and regulations, including more restrictive administrative regulations and stricter enforcement of these laws and regulations, could significantly affect Delta's business and results of operations. Delta cannot predict future changes in existing laws and regulations or how these laws and regulations may be interpreted or the effect changes in these laws and regulations may have on Delta or its future operations and profitability. Delta cannot predict whether additional laws and regulations will be adopted. The adoption of new laws and regulations curtailing exploration and development drilling for oil and natural gas in Delta’s areas of operation could also materially adversely affect Delta's operations by limiting demand for its products and services.

Delta’s workover products and services are subject to and affected by various types of government regulation, including numerous federal and state environmental protection laws and regulations. These laws and regulations are becoming increasingly complex and stringent. Governmental authorities have the power to enforce compliance with these regulations, and violators are subject to civil and criminal penalties, including civil fines, injunctions, or both. Third parties may also have the right to pursue legal actions to enforce compliance. It is possible that increasingly strict environmental laws, regulations and enforcement policies could result in substantial costs and liabilities to Delta and could subject its operations to increased scrutiny.

Delta May Be Unable To Achieve Profitability

Delta incurred a net loss of $1,296,628 during the year ended December 31, 2009 and net income of $117,809 for the year ended December 31, 2008. As of December 31, 2009, Delta's accumulated deficit was $943,285. Delta may continue to incur significant expenditures as we believe Delta will continue to grow and expand to develop new products and services. As a result, Delta will need to generate significant additional revenue to achieve profitability. Delta may not be able to achieve significant revenue growth in the future. Delta's operating results for future periods are subject to numerous uncertainties and Delta may not achieve sufficient revenue to sustain profitability.

Our Quarterly Revenues May Fluctuate Significantly, Our Capital Expenditures Are Based on Estimated Future Revenues, Revenue Shortfall Would Have an Adverse Impact on Our Operating Results.

Because the market we operate and compete in is volatile and rapidly evolving, our future revenue is difficult to forecast. Further, our expense levels are based largely on our expansion plan and estimates of future revenue. We may be unable to adjust our spending to compensate for an unexpected shortfall in revenue. Accordingly, any significant shortfall in revenue relative to our planned expenditures in a particular quarter would harm our results of operations and could lead our stock price to fall sharply, particularly following quarters in which our operating results fail to meet expectations.

Factors that may cause fluctuations in our revenues or operating results on a quarterly basis include the following, some of which are beyond our control:

•       the amount and timing of operating costs and capital expenditures related to the expansion of our business;
•       the impact on our renewal rates caused by our customers’ financial restrictions or a perceived lack of need for our product and services;
•       changes in demand for our products and services due to the announcement or introduction of new products and services or the cancellation of existing products and services by us or our competitors;
•       changes in the pricing of our products and services in light of the services and pricing offered by our competitors;
•       the impact of possible acquisitions or equity investments both on our operations and on our reported operating results due to associated accounting charges; and
•       technical difficulties or service interruptions that significantly harm our ability to deliver our products and services on schedule.

We May Not Be Able to Hire and Retain Qualified Personnel

Our future success depends in large part on our ability to attract, retain and motivate highly skilled employees. Although we believe we provide compensation packages that include competitive salaries, bonus incentives and other employee benefits, we may be unable to retain our key employees or to attract and retain other highly qualified employees in the future. If we are unable to attract or retain key employees, our business would suffer.

We Cannot Predict Our Future Capital Needs And We May Not Be Able To Secure Additional Financing.

We believe that the cash we have on hand will not be sufficient to meet our presently anticipated working capital and capital expenditure requirements for existing operations for the next twelve months, however our belief is based on our operating plan which in turn is based on assumptions, which may prove to be incorrect. As a result, our financial resources may not be sufficient to satisfy our capital requirements for this period.

Further, we may require additional working capital to support our operations. We expect to raise any required additional funds through public or private equity offerings, debt financings, corporate collaborations, governmental research grants may in some cases be available to us. We may also seek to raise additional capital to fund additional products and services, even if we have sufficient funds for our planned operations.

There can be no assurance that any such required additional funding will be available to us at all or available on terms acceptable to us. Further, we currently have no credit facility or similar financing currently available. And any debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to certain business matters. If additional funds are raised through the issuance of equity securities, the percentage ownership of our existing stockholders will be reduced and our stockholders will experience additional dilution in net tangible book value per share. If adequate funds are not available on acceptable terms, we may be unable to successfully market our products and services, take advantage of future opportunities, repay debt obligations as they become due or respond to competitive pressures, any and all of which would have an adverse effect on our business.

We May Not Be Able to Adapt to Trends In our Industry

We may not be able to adapt our product and services as customer demand or preferences evolves; whether attributable to regulatory constraints, mismanagement or a lack of financial resources or, our failure to respond in a timely manner; to new technologies, customer preferences, changing market conditions or new developments in our industry. Any of the failures to adapt or inabilities described herein or otherwise would have a material adverse effect on our business, prospects, financial condition and results of operations.

We may Encounter Difficulties in Managing Our Growth, Which Would Adversely Affect Our Results of Operations.

If we are successful in growing our business we will need to significantly expand our operations, which could put significant strain on our management and our operational and financial resources. To manage future growth, we will need to hire, train, and manage additional employees. We may not be able to support, financially or otherwise, future growth, or hire, train, motivate, and manage the required personnel. Our failure to manage growth effectively could limit our ability to achieve our goals.

Our success in managing our growth will depend in part on the ability of our executive officers to continue to implement and improve our operational, management, information and financial control systems and to expand, train and manage our employee base, and particularly to attract, expand, train, manage and retain a sales force to market our products on acceptable terms. Our inability to manage growth effectively could cause our operating costs to grow at a faster pace than we currently anticipate, and could have a material adverse effect on our business, financial condition, results of operations and prospects.

RISK FACTORS RELATED TO MARKET OF OUR COMMON STOCK

The Company's officers and directors own 93.6% of issued shares of Common Stock, a controlling interest in the Company, and thus may influence certain actions requiring stockholder vote.

Pursuant to the Agreement, former members of the Company’s board of directors resigned and five (5) persons designated by American and Delta were appointed as the new board of directors of the Company, which resulted in the change in control of the Company. Pursuant to the Schedule 14C Information Statement and the joint consent of the Company’s board of directors and holders of a majority of the Company’s presently issued and outstanding shares of Common Stock, all of the newly-appointed directors will continue in office at least until the next shareholder meeting is called by the current board of directors. If there is an annual meeting, as a consequence of the controlling interest of the Company's management, it has broad discretion regarding proposals submitted to a vote by shareholders. Accordingly, the Company's existing directors will continue to exert substantial control.

Your Percentage Ownership of our Common Shares will be Diluted by Future Share Issuances

Our Articles of Incorporation authorize the issuance of 195,000,000 shares of common stock, par value $0.0001 and 5,000,000 shares of preferred stock, par value $0.0001. At December 31, 2009, we had 5,031,326 shares of common stock issued and 3,769,626 shares of preferred stock issued.  In February 2010, we issued 53,110,925 shares of common stock in connection with the reverse merger with Delta. We may issue additional shares of common stock in connection with any future acquisitions of operating businesses or assets or to raise additional funding for our operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

If the 833,333 shares of Series A Preferred Stock, 833,333 shares of Series B Preferred Stock, and 2,102,960 of Series C Preferred Stock issued to VOMF are converted into shares of common, we would be required to issue an additional 3,769,626 shares of common stock.

In addition to the issuance of post-reverse shares to American and Delta’s noncontrolling shareholders, to the extent we issue new shares to fund acquisitions, to raise additional capital, to compensate employees and other persons your percentage ownership of our shares will be further diluted.

We Do Not Intend To Pay Future Cash Dividends.

We currently do not anticipate paying cash dividends on our Common Stock at any time in the near future. We may never pay cash dividends or distributions on our Common Stock. Any credit agreements which we may enter into with institutional lenders may restrict our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and any other factors that the board of directors decides is relevant.

Our Common Stock is Illiquid And Should A Market For Our Securities Develop The Price Of Our Securities May Be Volatile.

Our Common Stock is currently subject to quotation on the Pinksheets and the trading market for our securities may likely remain illiquid. This means that as an investor you will likely have a difficult time selling our Common Stock at market. Furthermore because of the small amount of shares that will represent the public float, and notwithstanding the Reverse Split of our shares, the market price of our Common Stock may experience significant volatility. Other factors that may contribute to volatility should a market for our Common Stock develop are, our quarterly results, announcements by us or our competitors regarding acquisitions or dispositions, loss of existing clients, new procedures or technology, litigation, changes in general conditions in the economy and general market conditions could cause the market price of the Common Stock to fluctuate substantially. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many companies. Frequently, these price and volume fluctuations have been unrelated to the operating performance of the affected companies.

Future Sales Of Our Common Stock May Depress Our Stock Price.

If our controlling stockholders sell substantial amounts of our Common Stock in the public market following this Reverse Merger or at any time in the future, the market price of our Common Stock could fall. Existing non-affiliate Shareholders, following the implementation of the Reverse Split, will beneficially hold approximately 4,357,962 shares of Common Stock of which approximately 2,657,962 shares are in the public float and are eligible to be sold free of any restrictions. All other shares are “restricted” as defined in Rule 144 under the Securities Act (“Rule 144”). Since the Company has previously been designated a shell company , the restricted shares issued during the Company’s status as shell Company must be held for one year from the date of this filing prior to being eligible to be sold pursuant to Rule 144. The Company can make no prediction as to the effect, if any, that sale of shares, or the availability of shares for future sale, will have on the market price of the shares prevailing from time to time. Sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could depress prevailing market prices for the shares. Such sales may also make it more difficult for the Company to sell equity securities or equity-related securities in the future at a time and price which it deems appropriate.

Broker-Dealers may be discouraged from effecting transactions in our Common Stock because they may be considered a “Penny Stock” and are subject to the applicable Penny Stock rules.

Rules 15g-1 through 15g-9 promulgated under the Exchange Act impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. There is currently no established price quotation for our shares, however, we expect that initial quotations will not exceed $5.00 and there is the possibility that the quoted shares price may never exceed $5.00, and that our Common Stock will be deemed penny stock for the purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our Common Stock, which could severely limit the market liquidity of the stock and impede the sale of our stock in the secondary market. Specifically, any broker-dealer selling penny stock to anyone other than an established customer or “accredited investor,” generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse, must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the United States Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of the filing of this annual report on Form 10-K, there were no material unresolved comments from the staff of the Securities and Exchange Commission.

ITEM 2. DESCRIPTION OF PROPERTIES

Hammonds had no facilities at December 31, 2009.  Delta's facilities consist of 2,500 square feet of office space and 10,000 square feet of warehouse located in Houston, TX. These facilities were formerly leased by Delta and were acquired by Delta in 2005 from a third party for $850,000. In 2006, these facilities were acquired by American (51%) and Delta's executive officers and owners of the noncontrolling interest of Delta (49%). During 2004, Delta consolidated its Louisiana operations and offices into its Houston facilities to create operating efficiencies. Delta has retained a 5,000 square foot office and warehouse facility in Louisiana which is leased from a third party at an annual rental of $18,000.

ITEM 3. LEGAL PROCEEDINGS

Hammonds' officers and directors are not aware of any threatened or pending litigation to which we are a party or which any of our property is the subject and which would have any material, adverse effect on Hammonds.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the year ended December 31, 2009, no matters were submitted to a vote of our security holders.

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

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low
First Quarter ended March 31	$0.20	$0.01	$0.51	$0.30
Second Quarter ended June 30	$0.01	$0.00	$0.50	$0.22
Third Quarter ended September 30	$0.04	$0.01	$0.43	$0.15
Fourth Quarter ended December 31	$0.51	$0.00	$0.30	$0.15

As of December 31, 2009, our shares of common stock were held by approximately 400 stockholders of record. The transfer agent for our common stock is Colonial Stock Transfer, Salt Lake City, UT.

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

None.

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

Issuer purchases of equity securities

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the fourth quarter of 2009.

Maximum
Number of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
	Total Number of	Average Price	as Part of Publicly	the Plans at the
Period	Shares Purchased	Paid Per Share	Announced Plans	End of the Period

October 1, 2009 to October 31, 2009	-	$-	-	-
November 1, 2009 to November 30, 2009	-	-	-	-
December 1, 2009 to December 31, 2009	-	-	-	-
	-	$-	-	-

ITEM 6. SELECTED FINANCIAL DATA

Not required.

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

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2009 VERSUS YEAR ENDED DECEMBER 31, 2008

Revenue.  We had no revenue from continuing operations for the years ended December 31, 2009 and 2008.

Selling and Administrative. Selling and administrative expenses for the year ended December 31, 2009 were $92,612, compared to $159,034 for the same period in 2008.  Selling and administrative expenses for the year ended December 31, 2008 included stock-based compensation of $125,298.

Operating Income / losses. Our operating loss for the year ended December 31, 2009 was $92,612, compared to $159,034 for the same period in 2008.

Total Other Expenses. Other expenses for the year ended December 31, 2009 were $37,855, compared to $150,036 for the same period in 2008.  Other expenses for the year ended December 31, 2008 included net realized and unrealized losses on trading securities of $28,314 (see note 3 to the financial statements).  Interest expense for the year ended December 31, 2009 was $37,855, compared to $126,392 for the same period in 2008.

Net income / loss. We had a net loss from continuing operations of $130,467, or $0.03 per share, and preferred dividends of $240,000, or $0.05 per share, resulting in a net loss of $0.08 per common share from continuing operations for the year ended December 31, 2009, compared to a net loss of $309,070, or $0.06 per share, and preferred dividends of $225,000, or $0.05 per share, resulting in a net loss of $0.11 per common share from continuing operations for the same period in 2008. We had a net loss from discontinued operations of $712,033, or $0.14 per share, and $5,850,888, or $1.17 per share, for the year ended December 31, 2009 and December 31, 2008, respectively.  We had a net loss of $842,500, or $0.17 per share, and preferred dividends of $240,000, or $0.05 per share, resulting in a net loss of $0.22 per common share for the year ended December 31, 2009, compared to a net loss of $6,159,958, or $1.23 per share, and preferred dividends of $225,000, or $0.05 per share, resulting in a net loss of $1.28 per common share for the year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009 and 2008, we had total assets of $0 and $6,966,017, respectively.  Assets from continuing operations at December 31, 2009 and 2008 were $0 and $8,395, respectively.  Assets from discontinued operations at December 31, 2008 were $6,957,622.

Net cash used in continuing operations was $395 during the year ended December 31, 2009, compared to $76,470 during the same period in 2008.  The cash used during the year ended December 31, 2008 was primarily for selling and administrative expenses.

Net cash used by investing activities was $793,000 during the year ended December 31, 2008. The cash used during the year ended December 31, 2008 was from the investment in subsidiaries.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Contractual Obligations and Commitments

None.

Critical Accounting Estimates

Our significant accounting policies are described in Note 1 to our financial statements for the year ended December 31, 2009. The following supplements the description of our accounting policies as described in the notes to our financial statements.

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

Under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we made an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, in connection with the audit of the Company's financial statements. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Hammonds Industries, Inc.
Houston, Texas

We have audited the accompanying balance sheets of Hammonds Industries, Inc. as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Hammonds Industries, Inc. as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 13, 2010

HAMMONDS INDUSTRIES, INC.
Balance Sheets
	December 31, 2009	December 31, 2008

Assets
Current assets:
Cash	$-	$395
Current assets from discontinued operations	-	2,895,000
Total current assets	-	2,895,395

Other assets	-	8,000
Long-term assets from discontinued operations	-	4,062,622
Total assets	$-	$6,966,017
Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$709,551	$348,004
Short-term notes payable - related parties	802,063	802,063
Current liabilities from discontinued operations	-	5,657,699
Total current liabilities	1,511,614	6,807,766

Long-term liabilities from discontinued operations	-	587,365
Total liabilities	1,511,614	7,395,131

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares:
3,769,626 issued and outstanding	$377	$377
Additional paid-in capital - preferred stock	4,811,573	4,811,573
Additional paid-in capital - beneficial conversion feature	3,272,060	3,272,060
Common stock, $0.0001 par value, authorized 195,000,000 shares:
5,031,326 issued and outstanding	503	503
Additional paid-in capital - common stock	7,668,025	7,668,025
Accumulated deficit	(17,264,152)	(16,181,652)
Total stockholders' deficit	(1,511,614)	(429,114)
Total liabilities and stockholders' deficit	$-	$6,966,017

The accompanying notes are an integral part of these financial statements.

HAMMONDS INDUSTRIES, INC.
Statements of Operations
	Years Ended December 31,
	2009	2008

Revenues	$-	$-
Costs and expenses:
Cost of sales	-	-
Selling, general and administrative	92,612	159,034
Total operating expenses	92,612	159,034

Operating loss	(92,612)	(159,034)

Other income (expenses):
Interest income	-	4,670
Interest expense	(37,855)	(126,392)
Realized loss on trading securities	-	(100,000)
Unrealized gain on trading securities	-	71,686
Total other expenses	(37,855)	(150,036)

Loss before income tax	(130,467)	(309,070)
Income tax expense	-	-
Loss from continuing operations, net of income taxes	(130,467)	(309,070)
Loss from discontinued operations, net of income taxes	(712,033)	(5,850,888)
Net loss	$(842,500)	$(6,159,958)

Preferred dividends:
Regular dividends	(240,000)	(225,000)
Net loss applicable to common shareholders	$(1,082,500)	$(6,384,958)

Net loss per common share - basic and diluted
Continuing operations	$(0.08)	$(0.11)
Discontinued operations	(0.14)	(1.17)
Total	(0.22)	(1.28)

Weighted average common shares - basic and diluted	5,031,326	4,996,304

The accompanying notes are an integral part of these financial statements.

HAMMONDS INDUSTRIES, INC.
Statement of Changes in Stockholders’ Equity (Deficit)
Years Ended December 31, 2009 and 2008
	Preferred Stock			Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2007	3,769,626	$377	$8,083,633	4,974,826	$497	$7,484,733	$(9,796,694)	$5,772,546
Issuance of common stock for services	-	-	-	36,500	4	125,294	-	125,298
Issuance of common stock for payment of debt	-	-	-	20,000	2	57,998	-	58,000
Regular preferred dividends	-	-	-	-	-	-	(225,000)	(225,000)
Net loss from continuing operations							(309,070)	(309,070)
Net loss from discontinued operations	-	-	-	-	-	-	(5,850,888)	(5,850,888)
Balance, December 31, 2008	3,769,626	377	8,083,633	5,031,326	503	7,668,025	(16,181,652)	(429,114)
Regular preferred dividends	-	-	-	-	-	-	(240,000)	(240,000)
Net loss from continuing operations	-	-	-	-	-	-	(130,467)	(130,467)
Net loss from discontinued operations	-	-	-	-	-	-	(712,033)	(712,033)
Balance, December 31, 2009	3,769,626	$377	$8,083,633	5,031,326	$503	$7,668,025	$(17,264,152)	$(1,511,614)
The accompanying notes are an integral part of these financial statements.

HAMMONDS INDUSTRIES, INC.
Statements of Cash Flows

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(842,500)	$(6,159,958)
Loss from discontinued operations	712,033	5,850,888
Loss from continuing operations	(130,467)	(309,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized loss on trading securities	-	100,000
Unrealized gain on trading securities	-	(71,686)
Share-based compensation	-	125,298
Amortization of debt discount	-	58,000
Change in operating assets and liabilities:
Prepaid expenses	-	(8,000)
Accounts payable and accrued expenses	130,072	28,988
Net cash used in operating activities	(395)	(76,470)

Cash flows from investing activities:
Investment in Hammonds' Discontinued Subsidiaries	-	(793,000)
Net cash used in investing activities	-	(793,000)

Net decrease in cash and cash equivalents	$(395)	$(869,470)
Cash and cash equivalents at beginning of year	395	869,865
Cash and cash equivalents at end of year	$-	$395

Discontinued operations:
Net cash used in operating activities	$(254,536)	$(1,199,122)
Net cash used in investing activities	(14,960)	(323,101)
Net cash provided by (used in) financing activities	(33,884)	1,098,107
Net decrease in cash and cash equivalents	(303,380)	(424,116)
Cash and cash equivalents at beginning of year	303,380	727,496
Cash and cash equivalents at end of year	$-	$303,380

Supplemental schedule of cash flow information:
Interest paid	$44,359	$298,382
Taxes paid	$-	$12,785
Non-cash transactions:
Acquisition of fixed assets under capital lease obligations	$-	$203,515
Accrued debt discount for common shares to be issued	$-	$58,000

The accompanying notes are an integral part of these financial statements.

HAMMONDS INDUSTRIES, INC.
Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies

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

On February 3, 2010, the Company and Delta completed the reverse merger pursuant to which Delta was merged with and into Hammonds. In connection with the Reverse Merger of Delta into Hammonds, following the effective date of the Reverse Split, the Company issued shares of Common Stock to the existing stockholders of Delta as follows: (i) 22,186,572 post-Reverse Split shares in consideration for American’s 51% equity ownership of Delta, and 10,000,000 post-Reverse Split shares in consideration for American converting $872,353 in principal and accrued interest of debt payable by the Company to American; (ii) a total of 21,316,510 shares to Robert W. Derrick, Jr., a newly appointed director of the Company as well as Delta’s president and a director of American and Ron Burleigh, a newly-appointed director of the Company as well as Delta’s vice president, in consideration for their 49% equity ownership of Delta; and (iii) 9,607,843 post-Reverse Split shares in consideration for Messrs. Derrick and Burleigh extending their employment agreements for five years in addition to the balance of their current employment agreements. Following the Reverse Split and Reverse Merger, American owns 32,859,935 shares of Common Stock, representing 48.2% of the Company’s total outstanding shares and Messrs. Derrick and Burleigh, the owners of the noncontrolling interest in Delta, own 30,924,353 shares of Common Stock, representing 45.4% of the Company’s total outstanding shares. All other stockholders of the Company own 4,357,962 shares of Common Stock, representing 6.4% of the Company’s total 68,142,250 outstanding shares.  All common share amounts have been retroactively adjusted to reflect the reverse stock split.

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

Subsequent Events

Hammonds evaluated events occurring between the end of the fiscal year, December 31, 2009, and the date when the financial statements were issued.

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

Note 4 - Notes Payable - Related Parties

	December 31, 2009	December 31, 2008
Note payable, principal balance due on December 31, 2008, interest at 10% through maturity and at 15% thereafter (a)	$552,063	$552,063
Note payable for $250,000, principal due December 31, 2008, with interest at 10% through maturity and at 15% thereafter (a)	250,000	250,000
	$802,063	$802,063

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

	Years Ended December 31,
	2009	2008
Basic loss per share:
Loss from continuing operations, net of income taxes	$(130,467)	$(309,070)
Loss from discontinued operations, net of income taxes	(712,033)	(5,850,888)
Net loss	(842,500)	(6,159,958)
Preferred dividends:
Regular dividends	(240,000)	(225,000)
Net loss applicable to common shareholders	$(1,082,500)	$(6,384,958)
Weighted average common shares outstanding - basic and diluted	5,031,326	4,996,304
Net loss per share - basic and diluted
Continuing operations	$(0.08)	$(0.11)
Discontinued operations	(0.14)	(1.17)
Total	$(0.22)	$(1.28)

Note 8 - Subsequent Events

On February 3, 2010, the Company and Delta completed the reverse merger pursuant to which Delta was merged with and into Hammonds. In connection with the Reverse Merger of Delta into Hammonds, following the effective date of the Reverse Split, the Company issued shares of Common Stock to the existing stockholders of Delta as follows: (i) 22,186,572 post-Reverse Split shares in consideration for American’s 51% equity ownership of Delta, and 10,000,000 post-Reverse Split shares in consideration for American converting $872,353 in principal and accrued interest of debt payable by the Company to American; (ii) a total of 21,316,510 shares to Robert W. Derrick, Jr., a newly appointed director of the Company as well as Delta’s president and a director of American and Ron Burleigh, a newly-appointed director of the Company as well as Delta’s vice president, in consideration for their 49% equity ownership of Delta; and (iii) 9,607,843 post-Reverse Split shares in consideration for Messrs. Derrick and Burleigh extending their employment agreements for five years in addition to the balance of their current employment agreements. Following the Reverse Split and Reverse Merger, American owns 32,859,935 shares of Common Stock, representing 48.2% of the Company’s total outstanding shares and Messrs. Derrick and Burleigh, the owners of the noncontrolling interest in Delta, own 30,924,353 shares of Common Stock, representing 45.4% of the Company’s total outstanding shares. All other stockholders of the Company own 4,357,962 shares of Common Stock, representing 6.4% of the Company’s total 68,142,250 outstanding shares.

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
- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

Evaluation of disclosure controls and procedures. In connection with the audit of the Company's financial statements for the year ended December 31, 2009, the Company's CEO and CFO conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our CEO and CFO concluded that our determined that our disclosure controls and procedures were effective as of December 31, 2009.

Changes in internal controls. There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Positions
Daniel Dror	69	Chairman and CEO
Robert W. Derrick, Jr.	49	Director and President
Sherry L. Couturier	48	Director, VP and CFO
Ron Burleigh	57	Director and VP
Steven M. Plumb	50	Director

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

Robert W. Derrick, Jr. was appointed to the Board of Directors of American International Industries, Inc. on February 19, 2004. Mr. Derrick has served as President of the American's 51% owned subsidiary, Delta Seaboard Well Service, Inc., since September 2002 and was Delta's Vice President from December 1989 until September 2002. Delta has been in the oil and gas business for more than 35 years, engaged in the sale of oil field pipe, tubular, well-completion work and provides work-over services for existing oil and gas wells.

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

Independent Public Accountants

Our Board of Directors has approved the appointment by the Company's Board of Directors of GBH CPAs, PC as independent public accountants for the fiscal year ending December 31, 2009.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal year ended December 31, 2009:

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards
				Other		Securities
				Annual	Stock	Underlying	Total
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($) (1)	($)	($)
Daniel Dror, Chairman and CEO	2009	-	-	-	-	-	-

Sherry Couturier, Director, VP and CFO	2009	-	-	-	-	-	-

Robert W. Derrick, Jr., Director and President	2009	-	-	-	-	-	-

Ron Burleigh, Director and VP	2009	-	-	-	-	-	-

(1)	See "Stock-Based Compensation" in note 1 to the financial statements for valuation assumptions.

Grants of Plan-Based Awards

None.

Director Summary Compensation Table

The directors serve without cash compensation, but may be granted stock as bonus compensation from time to time. The table below summarizes the compensation paid by the Company to non-employee Directors for the fiscal year ended December 31, 2009.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2009. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
American International Industries, Inc.	673,363	13.38%
601 Cien Street, Suite 235
Kemah, TX 77565

Carl Hammonds	1,700,000	33.79%
910 Rankin Road
Houston, TX 77073

Vision Opportunity Management Fund, Ltd.	407,040	8.09%
20 West 55th Street, 5th Floor
New York, NY 10019

Sherry Couturier, Director, VP and CFO	38,579	0.77%
601 Cien Street, Suite 235
Kemah, TX 77565

Robert W. Derrick Jr., Director and President	1,479	0.03%
1212 West Sam Houston Parkway North
Houston, TX 77043

Directors and Officers (2 persons) (2)	713,421	14.18%

(1) Applicable percentage ownership is based on 5,031,326 shares of common stock outstanding as of December 31, 2009. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

The Registrant's Board of Directors has appointed GBH CPAs, PC, which firm has issued its report on our financial statements for the years ended December 31, 2009 and 2008.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by GBH CPAs, PC and GLO CPAs, LLLP for the audit of the Registrant's annual financial statements for the years ended December 31, 2009 and 2008, and fees billed for other services rendered by GBH CPAs, PC and GLO CPAs, LLLP during those years. All of the services described below were approved by the Board of Directors.

Year Ended
	December 31, 2009	December 31, 2008
Audit fees (1)	$37,000	$47,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees	-	-
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
April 15, 2010

By /s/ Sherry L. Couturier
Sherry L. Couturier
Director, Chief Financial Officer, and Vice-President
April 15, 2010

By /s/ Robert W. Derrick, Jr.
Robert W. Derrick, Jr.
Director and President of Delta Seaboard Well Service, Inc.
April 15, 2010

By /s/ Ron Burleigh
Ron Burleigh
Director and Vice President
April 15, 2010

By /s/ Steven M. Plumb
Steven M. Plumb
Director
April 15, 2010