Form 10-Q
period 2010-03-31
Hammonds Industries, Inc.
filed 2010-05-17
CIK 1300524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 0-50912

DELTA SEABOARD INTERNATIONAL, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Texas	88-0225318
(State of Incorporation)	(I.R.S. Employer Identification No.)

601 Cien Street, Suite 235 Kemah, TX	77565-3077
(Address of Principal Executive Offices)	(ZIP Code)

  Registrant's Telephone Number, Including Area Code: (281) 334-9479

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of equity as of May 17, 2010 is 68,142,250 shares of common stock and 3,769,626 shares of preferred stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

DELTA SEABOARD INTERNATIONAL, INC. (Formerly HAMMONDS INDUSTRIES, INC.)
Consolidated Balance Sheets (Unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$411,609	$27,086
Trading securities	9,461	10,080
Accounts receivable, less allowance for doubtful accounts
of $208,130	1,301,717	1,280,537
Inventories	2,268,041	1,445,102
Deposits for pipe inventory purchases	-	1,336,244
Prepaid expenses and other current assets	71,713	160,201
Total current assets	4,062,541	4,259,250

Property and equipment, net of accumulated depreciation and amortization	1,769,307	1,814,026
Other assets	50,025	50,025
Total assets	$5,881,873	$6,123,301
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$538,611	$606,694
Dividends payable	615,000	-
Short-term notes payable	25,805	103,219
Notes payable - related parties	-	120,000
Current installments of long-term debt	1,595,438	1,639,807
Total current liabilities	2,774,854	2,469,720

Long-term debt, less current installments	631,622	701,081
Total liabilities	3,406,476	3,170,801

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares;
3,769,626 and 0 shares issued and outstanding	377	-
Common stock, $0.0001 par value, authorized 195,000,000 shares;
68,142,250 and 43,503,082 shares issued and outstanding, respectively	6,814	4,350
Additional paid-in capital	4,139,213	3,891,435
Accumulated deficit	(1,671,007)	(943,285)
Total stockholders' equity	2,475,397	2,952,500
Total liabilities and stockholders' equity	$5,881,873	$6,123,301
The accompanying notes are an integral part of these unaudited financial statements.

DELTA SEABOARD INTERNATIONAL, INC. (Formerly HAMMONDS INDUSTRIES, INC.)
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2010	2009

Revenues	$2,238,658	$2,463,911
Costs and expenses:
Cost of sales	1,367,577	1,065,678
Selling, general and administrative	2,215,712	1,665,476
Total operating expenses	3,583,289	2,731,154

Operating loss	(1,344,631)	(267,243)

Other income (expenses):
Interest and dividend income	-	1,422
Lawsuit settlement	700,000	-
Unrealized gains (losses) on trading securities	(619)	2,612
Interest expense	(40,366)	(53,031)
Other income	23,292	16,626
Total other income (expense)	682,307	(32,371)

Loss before income tax	(662,324)	(299,614)
Income tax expense	5,398	6,037
Net loss	$(667,722)	$(305,651)
Preferred dividends:
Regular dividends	(60,000)	-
Net loss applicable to common shareholders	$(727,722)	$(305,651)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)
Weighted average common shares - basic and diluted	58,779,366	43,503,082
The accompanying notes are an integral part of these unaudited financial statements.
Back to Table of Contents

DELTA SEABOARD INTERNATIONAL, INC. (Formerly HAMMONDS INDUSTRIES, INC.)
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(667,722)	$(305,651)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	103,302	112,365
Share-based compensation	847,750	-
Unrealized (gains) losses on trading securities	619	(2,612)
Change in operating assets and liabilities:
Accounts receivable	(21,180)	255,135
Trading securities	-	(1,260)
Inventories and deposits for pipe inventory purchases	513,304	(89,264)
Prepaid expenses and other current assets	88,489	88,733
Accounts payable and accrued expenses	(110,215)	318,631
Net cash provided by operating activities	754,347	376,077

Cash flows from investing activities:
Purchase of property and equipment	(58,583)	(12,038)
Proceeds from notes receivable	-	27,800
Net cash provided by (used in) investing activities	(58,583)	15,762

Cash flows from financing activities:
Repayment of loans from related parties	(120,000)	-
Net repayments under lines of credit agreements and short-term notes	(30,800)	(154,040)
Principal payments on debt	(160,441)	(232,691)
Net cash used in financing activities	(311,241)	(386,731)

Net increase in cash and cash equivalents	$384,523	$5,108
Cash and cash equivalents at beginning of period	27,086	24,285
Cash and cash equivalents at end of period	$411,609	$29,393
Supplemental schedule of cash flow information:
Interest paid	$40,366	$53,031
Taxes paid	$-	$-
Non-cash transactions:
Issuance of common stock to convert promissory note due to American International Industries, Inc.	$872,353	$-
Forgiveness of accounts payable to shareholder as contribution of capital	$42,131	$-
Accounts payable and dividends payable assumed in reverse merger transaction	$709,552	$-
Short-term debt assumed in reverse merger transaction	$802,063	$-
Dividends declared and unpaid	$60,000	$-
The accompanying notes are an integral part of these unaudited financial statements.

Back to Table of Contents

  DELTA SEABOARD INTERNATIONAL, INC.
(Formerly HAMMONDS INDUSTRIES, INC.)
Notes to Unaudited Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of Delta Seaboard International, Inc. (“Delta”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2009 contained in Delta's Form 8-K filed with the SEC on March 4, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 8-K have been omitted.

Organization, Ownership and Business

Delta Seaboard International, Inc. ("Delta"),  formerly Hammonds Industries, Inc. (“Hammonds”), a Texas corporation, is a 48.2% owned subsidiary of American International Industries, Inc. ("American") (NasdaqCM:  AMIN).

On February 3, 2010, Hammonds and Delta Seaboard Well Service, Inc. ("Delta Seaboard"), a Texas corporation, completed the reverse merger pursuant to which Delta Seaboard was merged with and into Hammonds.  In connection with the reverse merger, Hammonds changed its name to Delta Seaboard International, Inc. and authorized a reverse stock split ("Reverse Split") applying a ratio of one for ten (1:10) to all shareholders of Common Stock on record on December 31, 2009.  Following the effective date of the Reverse Split, Delta issued shares of Common Stock to the existing stockholders of Delta Seaboard as follows: (i) 22,186,572 post-Reverse Split shares in consideration for American’s 51% equity ownership of Delta Seaboard, and 10,000,000 post-Reverse Split shares in consideration for American converting $872,353 in principal and accrued interest of debt payable by Delta to American; (ii) a total of 21,316,510 shares to Robert W. Derrick, Jr., a newly appointed director of Delta as well as Delta Seaboard’s president and a director of American and Ron Burleigh, a newly-appointed director of Delta as well as Delta Seaboard’s vice president, in consideration for their 49% equity ownership of Delta Seaboard; and (iii) 9,607,843 post-Reverse Split shares in consideration for Messrs. Derrick and Burleigh extending their employment agreements for five years in addition to the balance of their current employment agreements. Following the Reverse Split and Reverse Merger, American owns 32,859,935 shares of Common Stock, representing 48.2% of Delta's total outstanding shares and Messrs. Derrick and Burleigh, the owners of the noncontrolling interest in Delta Seaboard, own 30,924,353 shares of Common Stock, representing 45.4% of the Delta's total outstanding shares. All other stockholders of Delta own 4,357,962 shares of Common Stock, representing 6.4% of Delta's total 68,142,250 outstanding shares. All common share amounts have been retroactively adjusted to reflect the reverse stock split.

Delta Seaboard is a 100% owned subsidiary of Delta.  Delta Seaboard is managed by Robert W. Derrick, Jr. and Ron Burleigh, who are Delta Seaboard's executive officers.  Delta Seaboard was founded in 1958 in Houston, Texas.  Delta Seaboard's well site services provide a broad range of products and services that are used by oil companies and independent oil and natural gas companies operating in South and East Texas, and the Gulf Coast market. Delta Seaboard's services include workover services, plugging and abandonment, and well completion and recompletion services.

Principals of Consolidation

The consolidated financial statements include the accounts of Delta Seaboard International, Inc. (“Delta”) and its wholly-owned subsidiary, Delta Seaboard Well Service, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Certain reclassifications have also been made to amounts in prior periods to conform with the current period presentation. All reclassifications have been applied consistently to the periods presented.

Cash and Cash-Equivalents

Delta considers cash and cash-equivalents to include cash on hand and certificates of deposits with banks with an original maturity of three months or less, that Delta intends to convert.

Accounts Receivable

Accounts receivable consist primarily of trade receivables, net of a valuation allowance for doubtful accounts.

Allowance for Doubtful Accounts

Delta extends credit to customers and other parties in the normal course of business. Delta regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, Delta makes judgments regarding its customers' ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. When Delta determines that a customer may not be able to make required payments, Delta increases the allowance through a charge to income in the period in which that determination is made.

Inventories

Inventories are valued at the lower-of-cost or market on a first-in, first-out basis. Delta assesses the realizability of its inventories based upon specific usage and future utility. A charge to income is taken when factors that would result in a need for a reduction in the valuation, such as excess or obsolete inventory, are noted.

Freight and Shipment Policy

Delta' policy is to expense all freight and shipment expenses as incurred.

Investment Securities

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Debt securities for which Delta does not have the intent or ability to hold to maturity and equity securities not classified as trading securities are classified as available-for-sale. The cost of investments sold is determined on the specific identification or the first-in, first-out method. Trading securities are reported at fair value with unrealized gains and losses recognized in earnings, and available-for-sale securities are also reported at fair value but unrealized gains and losses are shown in the caption "unrealized gains (losses) on shares available-for-sale" included in stockholders' equity. Management determines fair value of its investments based on quoted market prices at each balance sheet date.

Property, Plant and Equipment

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

Revenue Recognition

Revenue is recognized when the earning process is completed, the risks and rewards of ownership have transferred to the customer, which is generally the same day as delivery or shipment of the product, the price to the buyer is fixed or determinable, and collection is reasonably assured. Delta receives purchase orders for all of its service work and related pipe sales. All sales are recorded when the work is completed or when the pipe is sold.  Taxes assessed by a governmental authority that are incurred as a result of a revenue transaction are not included in revenues. Delta has no significant sales returns or allowances.

Income Taxes

Delta is a taxable entity and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the temporary differences reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date of the rate change. A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be realized.  Interest and penalties associated with income taxes are included in selling, general and administrative expense.

Delta evaluates the tax benefits from uncertain positions and determines if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of March 31, 2010, Delta had not recorded any tax benefits from uncertain tax positions.

Advertising Costs

The cost of advertising is expensed as incurred.

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

Fair Value of Financial Instruments

Effective January 1, 2008, Delta adopted the framework for measuring fair value that establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

Level 3
Unobservable inputs reflecting Delta's own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

Delta believes that the fair value of its financial instruments comprising cash, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by Delta on its notes payable approximate market rates.  The fair values of Delta's Level 1 financial assets, trading securities that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security.  As of March 31, 2010, Delta did not have any significant Level 2 or 3 financial assets or liabilities.  The following table provides fair value measurement information for Delta's trading securities:

	As of March 31, 2010
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$9,461	$9,461	$9,461	$-	$-

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 - Inventory and Deposits for Pipe Inventory Purchases

Inventories consisted of the following:
	March 31, 2010	December 31, 2009
Finished goods	$2,268,041	$1,445,102
Less reserve	-	-
	$2,268,041	$1,445,102

During the year ended December 31, 2008, Delta entered into various agreements to purchase pipe inventory from vendors.  At December 31, 2009, Delta had cash deposits of $1,336,244 for inventory purchases under these agreements that had not been received. At March 31, 2010, these pipe purchases are included in inventory.

Note 3 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	March 31, 2010	December 31, 2009
Building and improvements	20	$44,558	$44,558
Machinery and equipment	7-15	3,230,484	3,171,901
Office equipment and furniture	7	135,160	135,160
Automobiles	5	745,712	745,712
		4,155,914	4,097,331
Less accumulated depreciation and amortization		(2,386,607)	(2,283,305)
Net property and equipment		$1,769,307	$1,814,026

Depreciation expense for the three months ended March 31, 2010 and 2009 was $103,302 and $112,365, respectively.

Note 4 - Short-term Notes Payable
	March 31, 2010	December 31, 2009
Insurance note payable with interest at 4.99%, principal and interest due in monthly payments of $25,805 through May 1, 2010	$25,805	$103,219
	$25,805	$103,219

Note 5 - Long-term Debt

Long-term debt consisted of the following:
	March 31, 2010	December 31, 2009
Note payable to a bank, which allows Delta to borrow up to $2,000,000, due in monthly payments of interest only, with interest at prime floating rate, with the principal balance due in April 2010, secured by assets of Delta. (a)	$1,339,106	$1,369,907
Note payable due in monthly payments of $19,373, including interest at 6%, through March 2013, secured by assets of Delta.	699,703	761,982
Note payable to a bank, due in monthly payments of $6,120, including interest at 8.25%, through August 9, 2012, secured by assets of Delta.	160,122	174,990
Other secured notes with various terms	28,129	34,009
	2,227,060	2,340,888
Less current portion	(1,595,438)	(1,639,807)
	$631,622	$701,081

(a) Delta's line of credit with the bank has historically been renewed prior to the due date for a period of 18 to 24 months.   This line of credit came due in April 2010.  Management is currently working to renew this line of credit.

Principal repayment provisions of long-term debt are as follows at March 31, 2010:

2010	$1,525,551
2011	286,385
2012	264,826
2013	150,298
Total	$2,227,060

Note 6 - Concentration of Credit Risk

Trade accounts receivable subject Delta to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, Delta performs ongoing evaluations of its customer’s financial condition but generally does not require collateral. As of and during the three months ended March 31, 2010, Delta had one customer that accounted for 27% of revenues and 38% of trade accounts receivable, one customer that accounted for 18% of trade accounts receivable, and one customer that accounted for 11% of trade accounts receivable.

Note 7 - Income Taxes

Delta has loss carryforwards totaling $1,708,413 available at December 31, 2009 that may be offset against future taxable income.  If not used, the carryforwards will expire as follows:
Operating Losses
Amount	Expires
$208,763	2027
$213,174	2028
$1,286,476	2029

Note 8 - Commitments and Contingencies

Delta’s president and vice president entered into employment agreements that provide for an annual base salary of $150,000 each.

On July 23, 2008, Delta Seaboard Well Service, Inc., our wholly-owned subsidiary negotiated a settlement in the Fort Apache Energy, Inc. v. Delta Seaboard Well Service, Inc. lawsuit for $1,450,000. Delta partially recovered this loss through insurance as described below.

Delta Seaboard Well Service, Inc. v. Houstoun, Woodard, Eason, Gentle Tomforde and Anderson, Inc., D/B/A Insurance Alliance and Robert Holman (“Broker Lawsuit”). On February 19, 2010, Delta settled its claims in the Broker Lawsuit and received $700,000, which is included in other income for the three months ended March 31, 2010.

Delta is a co-defendant in a personal injury lawsuit, Karen Duke and as next friend of her minor son, George Duke v. Delta Seaboard Well Service, Inc. and Jimmy Newcomb. This lawsuit arises out of a motor vehicle accident that occurred on July 31, 2006. The plaintiffs are claiming an unspecified amount of claimed actual and consequential economic damages (for medical expenses and lost wages / diminished earnings capacity), plus an unspecified amount of claimed damages for their alleged “pain & suffering.” This case went to trial and the jury rendered a verdict on September 17, 2009, awarding the plaintiff $263,410 plus court costs in damages. On February 22, 2010, the trial judge entered a $269,138 judgment in favor of the plaintiffs. The attorneys plan a motion for a new trial. Delta has liability insurance policy with applicable policy limits of $1,000,000. Management believes that Delta has a more than adequate amount of available liability insurance coverage to fund any judgment that might be entered. Delta intends to vigorously defend this case. An evaluation of the outcome of this case cannot be made at this time. Delta expects to prevail in these matters and has not recorded any liabilities in connection with this lawsuit.

Delta is the recipient of a Texas Emissions Reduction Plan ("TERP") grant from the Texas Commission on Environmental Quality in the amount of $1,157,273, of which $781,728 has been recognized through December 31, 2008.  For the three months ended March 31, 2010, no TERP grant revenue has been recognized.  TERP is a comprehensive set of incentive programs aimed at improving air quality in Texas. Through this grant, Delta’s rig engines are being replaced with engines certified to emit 25% less nitrogen oxide (“NOx”) than required under the current federal standard for the horsepower of the engines. The old engines must be destroyed or rendered permanently inoperable.

TERP grant recipients are required to monitor and track the total NOx emission reductions and cost-effectiveness. The grant contract includes provisions for the return of a prorated share of the grant if the NOx emission reductions originally projected are not achieved. Delta has not recorded any liabilities in connection with this matter because management has determined that return of any grant receipts is not likely.  Based on the advice of the State of Texas authorities who administer the grant, the taxability of this grant has not been determined and the advice of the Internal Revenue Service has been inconsistent.  Delta is still determining the effect this will have, but believes it will not materially affect Delta because of the tax loss carryforwards explained in Note 7.

Delta leases space under a commercial lease which expires in June 2010. Future minimum lease payments are as follows:

Year December 31,	Amount
2010	$55,500

Note 10 - Equity

On February 3, 2010, Hammonds and Delta Seaboard Well Service, Inc. ("Delta Seaboard"),  a Texas corporation, completed the reverse merger pursuant to which Delta Seaboard was merged with and into Hammonds.  In connection with the reverse merger, Hammonds changed its name to Delta Seaboard International, Inc.  Following the effective date of the Reverse Split, Delta issued shares of Common Stock to the existing stockholders of Delta Seaboard as follows: (i) 22,186,572 post-Reverse Split shares in consideration for American’s 51% equity ownership of Delta Seaboard, and 10,000,000 post-Reverse Split shares in consideration for American converting $872,353 in principal and accrued interest of debt payable by Delta to American; (ii) a total of 21,316,510 shares to Robert W. Derrick, Jr., a newly appointed director of Delta as well as Delta Seaboard’s president and a director of American and Ron Burleigh, a newly-appointed director of Delta as well as Delta Seaboard’s vice president, in consideration for their 49% equity ownership of Delta Seaboard; and (iii) 9,607,843 post-Reverse Split shares in consideration for Messrs. Derrick and Burleigh extending their employment agreements for five years in addition to the balance of their current employment agreements. Following the Reverse Split and Reverse Merger, American owns 32,859,935 shares of Common Stock, representing 48.2% of Delta's total outstanding shares and Messrs. Derrick and Burleigh, the owners of the noncontrolling interest in Delta Seaboard, own 30,924,353 shares of Common Stock, representing 45.4% of the Delta's total outstanding shares. All other stockholders of Delta own 4,357,962 shares of Common Stock, representing 6.4% of Delta's total 68,142,250 outstanding shares.

Additionally, during the three months ended March 31, 2010, a payable to American was forgiven and recorded as contributed capital in the amount of $42,131 for legal and audit fees incurred on behalf of Delta during the year ended December 31, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

As used in this Quarterly Report, the terms "we", "us", "our" and the "Company" means Delta Seaboard International, Inc., formerly Hammonds Industries, Inc.,  a Texas corporation, and its subsidiary, Delta Seaboard Well Service, Inc. (collectively, "Delta"). To the extent that we make any forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward-looking statements. Our forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Generally, forward-looking statements include phrases with words such as "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

Overview

Delta, a Texas corporation, is a 48.2% owned subsidiary of American International Industries, Inc. ("American") (NasdaqCM:  AMIN).

On February 3, 2010, Hammonds and Delta Seaboard Well Service, Inc. ("Delta Seaboard"), a Texas corporation, completed the reverse merger pursuant to which Delta Seaboard was merged with and into Hammonds.  In connection with the reverse merger, Hammonds changed its name to Delta Seaboard International, Inc.  Following the effective date of the Reverse Split, Delta issued shares of Common Stock to the existing stockholders of Delta Seaboard as follows: (i) 22,186,572 post-Reverse Split shares in consideration for American’s 51% equity ownership of Delta Seaboard, and 10,000,000 post-Reverse Split shares in consideration for American converting $872,353 in principal and accrued interest of debt payable by Delta to American; (ii) a total of 21,316,510 shares to Robert W. Derrick, Jr., a newly appointed director of Delta as well as Delta Seaboard’s president and a director of American and Ron Burleigh, a newly-appointed director of Delta as well as Delta Seaboard’s vice president, in consideration for their 49% equity ownership of Delta Seaboard; and (iii) 9,607,843 post-Reverse Split shares in consideration for Messrs. Derrick and Burleigh extending their employment agreements for five years in addition to the balance of their current employment agreements. Following the Reverse Split and Reverse Merger, American owns 32,859,935 shares of Common Stock, representing 48.2% of Delta's total outstanding shares and Messrs. Derrick and Burleigh, the owners of the noncontrolling interest in Delta Seaboard, own 30,924,353 shares of Common Stock, representing 45.4% of the Delta's total outstanding shares. All other stockholders of Delta own 4,357,962 shares of Common Stock, representing 6.4% of Delta's total 68,142,250 outstanding shares. All common share amounts have been retroactively adjusted to reflect the reverse stock split.

Delta Seaboard is a 100% owned subsidiary of Delta.  Delta Seaboard is managed by Robert W. Derrick, Jr. and Ron Burleigh, who are Delta Seaboard's executive officers.  Delta Seaboard was founded in 1958 in Houston, Texas.  Delta Seaboard's well site services provide a broad range of products and services that are used by oil companies and independent oil and natural gas companies operating in South and East Texas, and the Gulf Coast market. Delta Seaboard's services include workover services, plugging and abandonment, and well completion and recompletion services.

Results of Operations for Delta

Three Months Ended March 31, 2010 Compared to the Three Months ended March 31, 2009

During the three months ended March 31, 2010, Delta had revenues of $2,238,658, compared to $2,463,911 during the three-month period ended March 31, 2009, representing a decrease of $225,253, or 9%.  The decrease in revenues is due primarily to a decrease in rig service revenues of $200,505.  Rig service revenues have decreased due to major maintenance on two rigs during the 2010 quarter.

Operating expenses increased by $852,135, to $3,583,289 for the three months ended March 31, 2010, compared to operating expenses of $2,731,154 for the three months ended March 31, 2009. Cost of sales for the three months ended March 31, 2010 was $1,367,577, compared to $1,065,678 during the same period in the prior year. The increase in cost of sales was due to the sale of high-priced pipe from inventory.  Margins on pipe sales were 2% for the three months ended March 31, 2010, compared to 25% during the same period in the prior year.  Margins on pipe sales improved near the end of the three months ended March 31, 2010, and management expects a substantial improvement for the three months ended June 30, 2010.  General and administrative expenses were $2,215,712 for the three months ended March 31, 2010, compared to $1,665,476 for the three-month period ended March 31, 2009.  The increase in general and administrative expenses is due primarily to non-cash stock-based compensation of $847,750 to the executive officers of Delta Seaboard in consideration for extending their employment agreements

Delta had an operating loss of $1,344,631 during the three months ended March 31, 2010, compared to $267,243 during the three months ended March 31, 2009.

Other income during the three-month period ended March 31, 2010 was $682,307, compared to other expenses of $32,371 during the same period in the prior year. Other income for the three months ended March 31, 2010 included the receipt of a $700,000 cash settlement for its claims in an insurance lawsuit.

Delta had a net loss of $667,722 for the three months ended March 31, 2010, compared to $305,651 for the three months ended March 31, 2009.

Liquidity and Capital Resources for Delta

Three Months Ended March 31, 2010 Compared to the Three Months ended March 31, 2009

As of March 31, 2010, Delta had total assets of $5,881,873, consisting primarily of $4,062,541 in current assets and $1,769,307 in property and equipment. Delta had $1,301,717 in accounts receivable, $1,014,926 in inventories and $1,253,115 in deposits for pipe inventory purchases.

As of March 31, 2010, Delta had total liabilities of $3,406,476, of which $2,774,854 were current liabilities. As of March 31, 2010, Delta's current liabilities primarily consisted of $1,153,611 in accounts payable, $25,805 in short-term debt, and $1,595,438 in current installments of long-term debt.

Delta had total stockholders’ equity of $2,475,397 as of March 31, 2010.

Net cash provided by operating activities was $754,347 for the three months end March 31, 2010, which was derived from a net loss of $667,722, and offset primarily by stock-based compensation of $847,750, depreciation of $103,302, and a decrease in inventories and deposits for pipe inventory purchases of $513,304. Net cash provided by operating activities for the three months ended March 31, 2009 was $376,077, which was derived from a net loss of $305,651 and offset primarily by depreciation of $112,365, a decrease in accounts receivable of $255,135, and an increase in accounts payable and accrued expenses of $318,631.

Net cash used in investing activities for the three-months period ended March 31, 2010 was $58,583, compared to net cash provided by investing activities of $15,762 for the three-month period ended March 31, 2009.  Net cash used in investing activities for the three months ended March 31, 2010 was for the purchase of property and equipment for $58,583.  Net cash provided by investing activities for the three months ended March 31, 2009 included proceeds from notes receivable of $27,800, offset by the purchase of property and equipment for $12,038.

Net cash used in financing activities during the three months ended March 31, 2010 was $311,241, primarily due to principal payments on debt and repayments under lines of credit of $160,441 and repayment of loans from related parties of $120,000.  Net cash used in financing activities during the three months ended March 31, 2009 was $386,731, due to principal payments on debt and repayments under lines of credit.

Off-Balance Sheet Arrangements

As of December 31, 2009 and March 31, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 1A. RISK FACTORS

For the three months ended March 31, 2010 there were no material changes from risk factors as disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

(b) Reports on Form 8-K During the Period Covered by this Report: The Registrant filed a Form 8-K on March 4, 2010 with disclosure under Item 1.01: Entry into a Material Definitive Agreement, Item 2.01: Completion of Acquisition or Disposition of Assets, Item 3.01: Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing, Item 5.01: Changes in Control of Registrant, and Item 5.06: Change in Shell Company Status.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

By /s/ Daniel Dror
Daniel Dror
Chief Executive Officer, President, and Chairman
May 17, 2010

By /s/ Sherry L. Couturier
Sherry L. Couturier
Director, Chief Financial Officer, and Vice-President
May 17, 2010