Form 10-Q
period 2010-06-30
Delta Seaboard International, Inc.
filed 2010-08-16
CIK 1300524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

The number of shares outstanding of each of the issuer’s classes of equity as of August 16, 2010 is 68,342,250 shares of common stock and 3,769,626 shares of preferred stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

DELTA SEABOARD INTERNATIONAL, INC. (Formerly HAMMONDS INDUSTRIES, INC.)
Consolidated Balance Sheets (Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$54,149	$27,086
Certificate of deposit	500,000	-
Trading securities	4,452	10,080
Accounts receivable, less allowance for doubtful accounts
of $208,130	1,342,175	1,280,537
Inventories	2,187,511	1,445,102
Deposits for pipe inventory purchases	-	1,336,244
Prepaid expenses and other current assets	277,275	160,201
Total current assets	4,365,562	4,259,250

Property and equipment, net of accumulated depreciation and amortization	1,706,897	1,814,026
Other assets	50,025	50,025
Total assets	$6,122,484	$6,123,301
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$605,052	$606,694
Dividends payable	675,000	-
Short-term notes payable	227,958	103,219
Notes payable - related parties	-	120,000
Current installments of long-term debt	1,778,166	1,639,807
Total current liabilities	3,286,176	2,469,720

Long-term debt, less current installments	544,479	701,081
Total liabilities	3,830,655	3,170,801

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares;
3,769,626 and 0 shares issued and outstanding	377	-
Common stock, $0.0001 par value, authorized 195,000,000 shares;
68,342,250 and 43,503,082 shares issued and outstanding, respectively	6,834	4,350
Additional paid-in capital	4,150,193	3,891,435
Accumulated deficit	(1,865,575)	(943,285)
Total stockholders' equity	2,291,829	2,952,500
Total liabilities and stockholders' equity	$6,122,484	$6,123,301
The accompanying notes are an integral part of these unaudited financial statements.

DELTA SEABOARD INTERNATIONAL, INC. (Formerly HAMMONDS INDUSTRIES, INC.)
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$2,045,082	$2,331,214	$4,283,740	$4,795,125
Costs and expenses:
Cost of sales	1,038,808	943,305	2,406,385	2,008,983
Selling, general and administrative	1,166,827	1,614,960	3,382,539	3,280,436
Total operating expenses	2,205,635	2,558,265	5,788,924	5,289,419

Operating loss	(160,553)	(227,051)	(1,505,184)	(494,294)

Other income (expenses):
Interest and dividend income	-	1,073	-	2,495
Lawsuit settlement	-	-	700,000	-
Bankruptcy settlement	76,710	-	76,710	-
Unrealized losses on trading securities	(5,398)	(3,616)	(6,017)	(1,004)
Interest expense	(44,899)	(61,572)	(85,265)	(114,603)
Other income	4,450	5,204	27,742	21,830
Total other income (expense)	30,863	(58,911)	713,170	(91,282)

Loss before income tax	(129,690)	(285,962)	(792,014)	(585,576)
Income tax expense	4,878	5,639	10,276	11,676
Net loss	$(134,568)	$(291,601)	$(802,290)	$(597,252)
Preferred dividends:
Regular dividends	(60,000)	-	(120,000)	-
Net loss applicable to common shareholders	$(194,568)	$(291,601)	$(922,290)	$(597,252)

Net loss per common share - basic and diluted	$-	$(0.01)	$(0.01)	$(0.01)
Weighted average common shares - basic and diluted	68,342,250	43,503,082	63,614,450	43,503,082
The accompanying notes are an integral part of these unaudited financial statements.

DELTA SEABOARD INTERNATIONAL, INC. (Formerly HAMMONDS INDUSTRIES, INC.)
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(802,290)	$(597,252)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	200,311	229,205
Share-based compensation	858,750	-
Unrealized losses on trading securities	6,017	1,004
Change in operating assets and liabilities:
Accounts receivable	(61,638)	645,943
Trading securities	(389)	(1,155)
Inventories and deposits for pipe inventory purchases	593,835	(54,075)
Prepaid expenses and other current assets	(117,074)	(138,627)
Accounts payable and accrued expenses	(43,774)	41,469
Net cash provided by operating activities	633,748	126,512

Cash flows from investing activities:
Purchase of property and equipment	(93,182)	(93,441)
Investment in certificate of deposit	(500,000)	-
Proceeds from notes receivable	-	55,948
Net cash used in investing activities	(593,182)	(37,493)

Cash flows from financing activities:
Repayment of loans from related parties	(120,000)	-
Net borrowings (repayments) under lines of credit agreements and short-term notes	119,199	5,960
Proceeds from issuance of debt	250,753	283,851
Principal payments on debt	(263,455)	(414,312)
Net cash used in financing activities	(13,503)	(124,501)

Net increase (decrease) in cash and cash equivalents	$27,063	$(35,482)
Cash and cash equivalents at beginning of period	27,086	24,285
Cash and cash equivalents at end of period	$54,149	$(11,197)
Supplemental schedule of cash flow information:
Interest paid	$85,265	$114,603
Taxes paid	$-	$-
Non-cash investing and financing transactions:
Issuance of common stock to convert promissory note due to American International Industries, Inc.	$872,353	$-
Forgiveness of accounts payable to shareholder as contribution of capital	$42,131	$-
Accounts payable and dividends payable assumed in reverse merger transaction	$709,552	$-
Short-term debt assumed in reverse merger transaction	$802,063	$-
Dividends declared and unpaid	$120,000	$-
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

Organization, Ownership and Business

Delta Seaboard International, Inc., formerly Hammonds Industries, Inc., a Texas corporation, is a 48.1% owned subsidiary of American International Industries, Inc. ("American") (OTCBB: AMIN).

On February 3, 2010, Hammonds and Delta Seaboard Well Service, Inc. ("Delta Seaboard"), a Texas corporation, completed a reverse merger ("Reverse Merger").  In connection with the reverse merger, Hammonds changed its name to Delta Seaboard International, Inc. and authorized a reverse stock split ("Reverse Split") applying a ratio of one for ten (1:10) to all shareholders of common stock on record on December 31, 2009.  Following the effective date of the Reverse Split, Delta issued shares of common stock to the existing stockholders of Delta Seaboard as follows: (i) 22,186,572 post-Reverse Split shares in consideration for American’s 51% equity ownership of Delta Seaboard, and 10,000,000 post-Reverse Split shares in consideration for American converting $872,353 in principal and accrued interest of debt payable by Delta to American; (ii) a total of 21,316,510 shares to Robert W. Derrick, Jr., a newly appointed director of Delta as well as Delta Seaboard’s president and a director of American and Ron Burleigh, a newly-appointed director of Delta as well as Delta Seaboard’s vice president, in consideration for their 49% equity ownership of Delta Seaboard; and (iii) 9,607,843 post-Reverse Split shares in consideration for Messrs. Derrick and Burleigh extending their employment agreements for five years in addition to the balance of their current employment agreements. Following the Reverse Split and Reverse Merger, American owns 32,859,935 shares of common stock, representing 48.1% of Delta's total outstanding shares and Messrs. Derrick and Burleigh, the owners of the noncontrolling interest in Delta Seaboard, own 30,924,353 shares of common stock, representing 45.2% of Delta's total outstanding shares. All other stockholders of Delta own 4,557,962 shares of common stock, representing 6.7% of Delta's total 68,342,250 outstanding shares. All common share amounts have been retroactively adjusted to reflect the Reverse Split.  As part of the Reverse Merger, Delta assumed $709,552 in liabilities from Hammonds, including $615,000 in preferred dividends payable in shares of Delta's common stock.

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

Freight and Shipment Policy

Delta's policy is to expense all freight and shipment expenses as incurred.

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

Delta evaluates the tax benefits from uncertain positions and determines if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of June 30, 2010, Delta had not recorded any tax benefits from uncertain tax positions.

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

Fair Value of Financial Instruments

Delta utilizes the fair value that establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

Delta believes that the fair value of its financial instruments comprising cash, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by Delta on its notes payable approximate market rates.  The fair values of Delta's Level 1 financial assets, trading securities that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security.  As of June 30, 2010, Delta did not have any significant Level 2 or 3 financial assets or liabilities.  The following table provides fair value measurement information for Delta's trading securities:

	As of June 30, 2010
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$4,452	$4,452	$4,452	$-	$-

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 - Inventory and Deposits for Pipe Inventory Purchases

Inventories consisted of the following:
	June 30, 2010	December 31, 2009
Finished goods	$2,187,511	$1,445,102
Less reserve	-	-
	$2,187,511	$1,445,102

At December 31, 2009, Delta had cash deposits of $1,336,244 for inventory purchases under these agreements that had not been received. At June 30, 2010, these pipe purchases are included in inventory.

Note 3 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	June 30, 2010	December 31, 2009
Building and improvements	20	$44,558	$44,558
Machinery and equipment	7-15	3,265,083	3,171,901
Office equipment and furniture	7	135,160	135,160
Automobiles	5	745,712	745,712
		4,190,513	4,097,331
Less accumulated depreciation		(2,483,616)	(2,283,305)
Net property and equipment		$1,706,897	$1,814,026

Depreciation expense for the three and six months ended June 30, 2010 and 2009 was $97,009, $116,840, $200,311 and $229,205, respectively.

Note 4 - Short-term Notes Payable
	June 30, 2010	December 31, 2009
Insurance note payable with interest at 4.99%, principal and interest due in monthly payments of $22,796 through May 1, 2011	$227,958	$103,219
	$227,958	$103,219

Note 5 - Long-term Debt

Long-term debt consisted of the following:
	June 30, 2010	December 31, 2009
Note payable to a bank, which allows Delta to borrow up to $2,000,000, due in monthly payments of interest only, with interest at prime floating rate, with the principal balance due in April 2011, secured by assets of Delta	$1,489,106	$1,369,907
Note payable due in monthly payments of $19,373, including interest at 6%, through March 2013, secured by assets of Delta	668,037	761,982
Note payable to a bank, due in monthly payments of $6,120, including interest at 8.25%, through August 9, 2012, secured by assets of Delta	139,873	174,990
Other secured notes with various terms	25,629	34,009
	2,322,645	2,340,888
Less current portion	(289,060)	(1,639,807)
	$2,033,585	$701,081

Principal repayment provisions of long-term debt are as follows at June 30, 2010:

2010	$147,707
2011	1,776,458
2012	266,611
2013	131,869
Total	$2,322,645

Note 6 - Concentration of Credit Risk

Trade accounts receivable subject Delta to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, Delta performs ongoing evaluations of its customers' financial condition but generally does not require collateral. As of and during the three months ended June 30, 2010, Delta had one customer that accounted for 35% of revenues, one customer that accounted for 17% of trade accounts receivable, one customer that accounted for 12% of trade accounts receivable, and one customer that accounted for 11% of trade accounts receivable.

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

Delta Seaboard Well Service, Inc. v. Houstoun, Woodard, Eason, Gentle Tomforde and Anderson, Inc., D/B/A Insurance Alliance and Robert Holman (“Broker Lawsuit”). On February 19, 2010, Delta settled its claims in the Broker Lawsuit and received $700,000, which is included in other income for the three months ended June 30, 2010.

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

Delta is the recipient of a Texas Emissions Reduction Plan ("TERP") grant from the Texas Commission on Environmental Quality in the amount of $1,157,273, of which $781,728 has been recognized through December 31, 2008.  For the six months ended June 30, 2010, no TERP grant revenue has been recognized.  TERP is a comprehensive set of incentive programs aimed at improving air quality in Texas. Through this grant, Delta’s rig engines are being replaced with engines certified to emit 25% less nitrogen oxide (“NOx”) than required under the current federal standard for the horsepower of the engines. The old engines must be destroyed or rendered permanently inoperable.

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

Note 9 - Equity

On February 3, 2010, Hammonds and Delta Seaboard,  a Texas corporation, completed a reverse merger.  In connection with the reverse merger, Hammonds changed its name to Delta Seaboard International, Inc.  Following the effective date of the Reverse Split (as defined in Note 1), Delta issued shares of common stock to the existing stockholders of Delta Seaboard as follows: (i) 22,186,572 post-Reverse Split shares in consideration for American’s 51% equity ownership of Delta Seaboard, and 10,000,000 post-Reverse Split shares in consideration for American converting $872,353 in principal and accrued interest of debt payable by Delta to American; (ii) a total of 21,316,510 shares to Robert W. Derrick, Jr., a newly appointed director of Delta as well as Delta Seaboard’s president and a director of American and Ron Burleigh, a newly-appointed director of Delta as well as Delta Seaboard’s vice president, in consideration for their 49% equity ownership of Delta Seaboard; and (iii) 9,607,843 post-Reverse Split shares in consideration for Messrs. Derrick and Burleigh extending their employment agreements for five years in addition to the balance of their current employment agreements. Following the Reverse Split and Reverse Merger, American owns 32,859,935 shares of Common Stock, representing 48.1% of Delta's total outstanding shares and Messrs. Derrick and Burleigh, the owners of the noncontrolling interest in Delta Seaboard, own 30,924,353 shares of common stock, representing 45.2% of Delta's total outstanding shares. All other stockholders of Delta own 4,557,962 shares of common stock, representing 6.7% of Delta's total 68,342,250 outstanding shares. As part of the Reverse Merger, Delta assumed $709,552 in liabilities from Hammonds, including $615,000 in preferred dividends payable in shares of Delta's common stock.

Additionally, during the three months ended June 30, 2010, a payable to American was forgiven and recorded as contributed capital in the amount of $42,131 for legal and audit fees incurred on behalf of Delta during the year ended December 31, 2009.

During the three months ended June 30, 2010, Delta issued 200,000 restricted shares of common stock as stock-based compensation at a cost of $11,000.  John W. Stump III and Richard C. Richardson, two former officers of Hammonds, each received 100,000 restricted shares of common stock in connection with a settlement and release agreement.

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

Overview

Delta, a Texas corporation, is a 48.1% owned subsidiary of American International Industries, Inc. ("American") (OTCBB: AMIN).

On February 3, 2010, Hammonds and Delta Seaboard Well Service, Inc. ("Delta Seaboard"), a Texas corporation, completed a reverse merger ("Reverse Merger").  In connection with the reverse merger, Hammonds changed its name to Delta Seaboard International, Inc. and authorized a reverse stock split ("Reverse Split") applying a ratio of one for ten (1:10) to all shareholders of common stock on record on December 31, 2009.  Following the effective date of the Reverse Split, Delta issued shares of common stock to the existing stockholders of Delta Seaboard as follows: (i) 22,186,572 post-Reverse Split shares in consideration for American’s 51% equity ownership of Delta Seaboard, and 10,000,000 post-Reverse Split shares in consideration for American converting $872,353 in principal and accrued interest of debt payable by Delta to American; (ii) a total of 21,316,510 shares to Robert W. Derrick, Jr., a newly appointed director of Delta as well as Delta Seaboard’s president and a director of American and Ron Burleigh, a newly-appointed director of Delta as well as Delta Seaboard’s vice president, in consideration for their 49% equity ownership of Delta Seaboard; and (iii) 9,607,843 post-Reverse Split shares in consideration for Messrs. Derrick and Burleigh extending their employment agreements for five years in addition to the balance of their current employment agreements. Following the Reverse Split and Reverse Merger, American owns 32,859,935 shares of common stock, representing 48.1% of Delta's total outstanding shares and Messrs. Derrick and Burleigh, the owners of the noncontrolling interest in Delta Seaboard, own 30,924,353 shares of common stock, representing 45.2% of Delta's total outstanding shares. All other stockholders of Delta own 4,557,962 shares of common stock, representing 6.7% of Delta's total 68,342,250 outstanding shares. All common share amounts have been retroactively adjusted to reflect the Reverse Split. As part of the Reverse Merger, Delta assumed $709,552 in liabilities from Hammonds, including $615,000 in preferred dividends payable in shares of Delta's common stock.

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

Results of Operations for Delta

Three and Six Months Ended June 30, 2010 Compared to the Three and Six Months ended June 30, 2009

During the three months ended June 30, 2010, Delta had revenues of $2,045,082, compared to $2,331,214 during the three-month period ended June 30, 2009, representing a decrease of $286,132, or 12%. During the six months ended June 30, 2010, Delta had revenues of $4,283,740, compared to $4,795,125 during the six-month period ended June 30, 2009, representing a decrease of $511,385, or 11%.  The decrease in revenues is due to a decrease in rig service revenues for the three and six months ended June 30, 2010, compared to the same period in the prior year, of $815,544 and $1,016,049, respectively.  Rig service revenues have decreased due to major maintenance on two rigs during 2010.  This was partially offset by an increase in pipe sales for the three and six months ended June 30, 2010, compared to the same period in the prior year, of $529,412 and $504,664, respectively.

Operating expenses decreased by $352,630, to $2,205,635 for the three months ended June 30, 2010, compared to operating expenses of $2,558,265 for the three months ended June 30, 2009. Operating expenses declined due to decreased expenses associated with rig service revenues.  Operating expenses increased by $499,505, to $5,788,924 for the six months ended June 30, 2010, compared to operating expenses of $5,289,419 for the six months ended June 30, 2009.  Cost of sales for the six months ended June 30, 2010 was $2,406,385, compared to $2,008,983 during the same period in the prior year, an increase of $397,402. The increase in cost of sales was due to the increase in pipe sales during the six months ended June 30, 2010.  General and administrative expenses were $3,382,539 for the six months ended June 30, 2010, compared to $3,280,436 for the six-month period ended June 30, 2009, an increase of $102,103 from the prior period.  The increase in general and administrative expenses is due primarily to non-cash stock-based compensation of $858,790 primarily to the executive officers of Delta Seaboard in consideration for extending their employment agreements (as described in Note 1).  This increase was offset significantly by lower operating expenses associated with the decline in rig service revenues.

Delta had an operating loss of $160,553 during the three months ended June 30, 2010, compared to $227,051 during the three months ended June 30, 2009, a decrease of $66,498 from the prior period. Delta had an operating loss of $1,505,184 during the six months ended June 30, 2010, compared to $494,294 during the six months ended June 30, 2009, an increase of $1,010,890 from the prior period.

Other income during the three-month period ended June 30, 2010 was $30,863, compared to other expenses of $58,911 during the same period in the prior year, an increase in other income of $89,774 from the prior period. Other income during the three-month period ended June 30, 2010 included $76,710 for a bankruptcy settlement with one of Delta's customers. Other income during the six-month period ended June 30, 2010 was $713,170, compared to other expenses of $91,282 during the same period in the prior year, and increase in other income of $804,452 from the prior period. Other income increased for the six months ended June 30, 2010 compared to the prior period, mainly due to the receipt of a $700,000 cash settlement for its claims in an insurance lawsuit (as described in greater detail in Note 8).

Delta had a net loss of $134,568 for the three months ended June 30, 2010, compared to $291,601 for the three months ended June 30, 2009, a decrease in net loss of $157,033 from the prior period.  Delta had a net loss of $802,290 for the six months ended June 30, 2010, compared to $597,252 for the six months ended June 30, 2009, an increase in net loss of $205,038 from the prior period.

Liquidity and Capital Resources for Delta

As of June 30, 2010, Delta had total assets of $6,122,484, consisting primarily of $4,365,562 in current assets and $1,706,897 in property and equipment. Delta had $1,342,175 in accounts receivable and $2,187,511 in inventories as of June 30, 2010, which were included in current assets.

As of June 30, 2010, Delta had total liabilities of $3,830,655, of which $3,286,176 were current liabilities. As of June 30, 2010, Delta's current liabilities consisted of $1,280,052 in accounts payable and accrued dividends, $227,958 in short-term debt, and $1,778,166 in current installments of long-term debt.

Delta had working capital of $1,079,386 and total stockholders’ equity of $2,291,829 as of June 30, 2010.

Net cash provided by operating activities was $633,748 for the six months end June 30, 2010, which was derived from a net loss of $802,290, and offset primarily by stock-based compensation of $858,750, depreciation of $200,311, and a decrease in inventories and deposits for pipe inventory purchases of $593,835. Net cash provided by operating activities for the six months ended June 30, 2009 was $126,512, which was derived from a net loss of $597,252 and offset primarily by depreciation of $229,205 and a decrease in accounts receivable of $645,943.

Net cash used in investing activities for the six-month period ended June 30, 2010 was $593,182, compared to $37,493 for the six-month period ended June 30, 2009.  Net cash used in investing activities for the six months ended June 30, 2010 was for the purchase of property and equipment for $93,182 and an investment in a certificate of deposit of $500,000.  Net cash provided by investing activities for the six months ended June 30, 2009 included proceeds from notes receivable of $55,948 offset by the purchase of property and equipment for $93,441.

Net cash used in financing activities during the six months ended June 30, 2010 was $13,503, primarily due to principal payments on debt of $263,455 and repayment of loans from related parties of $120,000, offset by borrowings under lines of credit of $119,199 and the issuance of short-term debt of $250,753.  Net cash used in financing activities during the six months ended June 30, 2009 was $124,501, due to principal payments on debt of $414,312, offset by the issuance of short-term debt of $283,851.

Off-Balance Sheet Arrangements

As of December 31, 2009 and June 30, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2010, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no updates to any legal proceedings previously disclosed.

ITEM 1A. RISK FACTORS

For the six months ended June 30, 2010 there were no material changes from risk factors as disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2010, Delta issued 200,000 restricted shares of common stock as stock-based compensation at a cost of $11,000.  John W. Stump III and Richard C. Richardson, two former officers of Hammonds, each received 100,000 restricted shares of common stock in connection with a settlement and release agreement.

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
August 16, 2010

By /s/ Sherry L. Couturier
Sherry L. Couturier
Director, Chief Financial Officer, and Vice-President
August 16, 2010