Form 10-Q
period 2010-09-30
Delta Seaboard International, Inc.
filed 2010-11-15
CIK 1300524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

The number of shares outstanding of each of the issuer’s classes of equity as of November 15, 2010 is 68,342,250 shares of common stock and 3,769,626 shares of preferred stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

DELTA SEABOARD INTERNATIONAL, INC. (Formerly HAMMONDS INDUSTRIES, INC.)
Consolidated Balance Sheets (Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$77,550	$27,086
Certificate of deposit	450,000	-
Trading securities	3,535	10,080
Accounts receivable, less allowance for doubtful accounts
of $208,130	1,028,302	1,280,537
Accounts receivable - related parties	75,754	-
Inventories	2,493,473	1,445,102
Deposits for pipe inventory purchases	-	1,336,244
Prepaid expenses and other current assets	212,586	160,201
Total current assets	4,341,200	4,259,250

Property and equipment, net of accumulated depreciation and amortization	1,646,918	1,814,026
Other assets	50,025	50,025
Total assets	$6,038,143	$6,123,301
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$667,951	$606,694
Dividends payable	735,000	-
Short-term notes payable	159,570	103,219
Notes payable - related parties	-	120,000
Current installments of long-term debt	1,728,543	1,639,807
Total current liabilities	3,291,064	2,469,720

Long-term debt, less current installments	472,356	701,081
Total liabilities	3,763,420	3,170,801

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares;
3,769,626 and 0 shares issued and outstanding, respectively	377	-
Common stock, $0.0001 par value, authorized 195,000,000 shares;
68,342,250 and 43,503,082 shares issued and outstanding, respectively	6,834	4,350
Additional paid-in capital	4,150,193	3,891,435
Accumulated deficit	(1,882,681)	(943,285)
Total stockholders' equity	2,274,723	2,952,500
Total liabilities and stockholders' equity	$6,038,143	$6,123,301
The accompanying notes are an integral part of these unaudited financial statements.

DELTA SEABOARD INTERNATIONAL, INC. (Formerly HAMMONDS INDUSTRIES, INC.)
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues	$2,424,500	$2,151,180	$6,708,240	$6,946,305

Costs and expenses:
Cost of sales	1,165,404	727,267	3,571,789	2,736,250
Selling, general and administrative	1,192,225	1,392,918	4,574,764	4,673,354
Total operating expenses	2,357,629	2,120,185	8,146,553	7,409,604

Operating income (loss)	66,871	30,995	(1,438,313)	(463,299)

Other income (expenses):
Interest and dividend income	5,000	880	5,000	3,375
Lawsuit settlement	-	-	700,000	-
Bankruptcy settlement	-	-	76,710	-
Unrealized losses on trading securities	(1,503)	99	(7,520)	(905)
Interest expense	(31,726)	(63,317)	(116,991)	(177,920)
Other income	5,137	6,695	32,879	28,525
Total other income (expense)	(23,092)	(55,643)	690,078	(146,925)

Loss before income tax	43,779	(24,648)	(748,235)	(610,224)
Income tax expense	885	5,271	11,161	16,947
Net income (loss)	$42,894	$(29,919)	$(759,396)	$(627,171)
Preferred dividends:
Regular dividends	(60,000)	-	(180,000)	-
Net loss applicable to common shareholders	$(17,106)	$(29,919)	$(939,396)	$(627,171)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares - basic and diluted	68,342,250	43,503,082	65,207,702	43,503,082
The accompanying notes are an integral part of these unaudited financial statements.

DELTA SEABOARD INTERNATIONAL, INC. (Formerly HAMMONDS INDUSTRIES, INC.)
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(759,396)	$(627,171)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	297,325	342,455
Share-based compensation	858,750	-
Unrealized losses on trading securities	7,520	905
Change in operating assets and liabilities:
Accounts receivable	252,236	665,401
Trading securities	(975)	(1,080)
Inventories and deposits for pipe inventory purchases	287,872	(25,085)
Prepaid expenses and other current assets	(52,385)	(85,750)
Other assets	-	30,000
Accounts payable and accrued expenses	19,126	(70,964)
Net cash provided by operating activities	910,073	228,711

Cash flows from investing activities:
Purchase of property and equipment	(130,218)	(117,844)
Redemption of certificate of deposit	50,000	-
Investment in certificate of deposit	(500,000)	-
Proceeds from notes receivable	-	94,030
Net cash used in investing activities	(580,218)	(23,814)

Cash flows from financing activities:
Loans from (to) related parties	(195,754)	70,000
Net borrowings (repayments) under lines of credit agreements and short-term notes	63,620	(9,200)
Proceeds from issuance of debt	250,753	283,851
Principal payments on debt	(398,010)	(562,063)
Net cash used in financing activities	(279,391)	(217,412)

Net increase (decrease) in cash and cash equivalents	$50,464	$(12,515)
Cash and cash equivalents at beginning of period	27,086	24,285
Cash and cash equivalents at end of period	$77,550	$11,770
Supplemental schedule of cash flow information:
Interest paid	$116,991	$177,920
Taxes paid	$9,476	$-
Non-cash investing and financing transactions:
Issuance of common stock to convert promissory note due to American International Industries, Inc.	$872,353	$-
Forgiveness of accounts payable to shareholder as contribution of capital	$42,131	$-
Accounts payable and dividends payable assumed in reverse merger transaction	$709,552	$-
Short-term debt assumed in reverse merger transaction	$802,063	$-
Dividends declared and unpaid	$180,000	$-
The accompanying notes are an integral part of these unaudited financial statements.

  DELTA SEABOARD INTERNATIONAL, INC.
(Formerly HAMMONDS INDUSTRIES, INC.)
Notes to Unaudited Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of Delta Seaboard International, Inc. (“Delta”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2009 contained in Delta's Form 8-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 8-K have been omitted.

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

Freight and Shipment Policy

Delta expenses all freight and shipment expenses as incurred.

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

Delta evaluates the tax benefits from uncertain positions and determines if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of September 30, 2010, Delta had not recorded any tax benefits from uncertain tax positions.

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

Delta believes that the fair value of its financial instruments comprising cash, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by Delta on its notes payable approximate market rates.  The fair values of Delta's Level 1 financial assets, trading securities that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security.  As of September 30, 2010, Delta did not have any significant Level 2 or 3 financial assets or liabilities.  The following table provides fair value measurement information for Delta's trading securities:

	As of September 30, 2010
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$3,535	$3,535	$3,535	$-	$-

Subsequent Events

Delta has evaluated all subsequent events from September 30, 2010 through the issuance date of the consolidated financial statements.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 - Inventory and Deposits for Pipe Inventory Purchases

Inventories consisted of the following:
	September 30, 2010	December 31, 2009
Finished goods	$2,493,473	$1,445,102
Less reserve	-	-
	$2,493,473	$1,445,102

At December 31, 2009, Delta had cash deposits of $1,336,244 for inventory purchases under these agreements that had not been received. At September 30, 2010, these pipe purchases are included in inventory.

Note 3 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	September 30, 2010	December 31, 2009
Building and improvements	20	$44,558	$44,558
Machinery and equipment	7-15	3,299,582	3,171,901
Office equipment and furniture	7	137,696	135,160
Automobiles	5	745,712	745,712
		4,227,548	4,097,331
Less accumulated depreciation		(2,580,630)	(2,283,305)
Net property and equipment		$1,646,918	$1,814,026

Depreciation expense for the three and nine months ended September 30, 2010 and 2009 was $97,014, $113,250, $297,325 and $342,455, respectively.

Note 4 - Short-term Notes Payable
	September 30, 2010	December 31, 2009
Insurance note payable with interest at 4.99%, principal and interest due in monthly payments of $22,796 through May 1, 2011	$159,570	$103,219
	$159,570	$103,219

Note 5 - Long-term Debt

Long-term debt consisted of the following:
	September 30, 2010	December 31, 2009
Note payable to a bank, which allows Delta to borrow up to $2,000,000, due in monthly payments of interest only, with interest at prime floating rate, with the principal balance due in April 2011, secured by assets of Delta	$1,433,527	$1,369,907
Note payable due in monthly payments of $19,373, including interest at 6%, through March 2013, secured by assets of Delta	619,960	761,982
Note payable to a bank, due in monthly payments of $6,120, including interest at 8.25%, through August 9, 2012, secured by assets of Delta	124,323	174,990
Other secured notes with various terms	23,089	34,009
	2,200,899	2,340,888
Less current portion	(1,728,543)	(1,639,807)
	$472,356	$701,081

Principal repayment provisions of long-term debt are as follows at September 30, 2010:

2010	$81,276
2011	1,720,863
2012	266,589
2013	132,171
Total	$2,200,899

Note 6 - Concentration of Credit Risk

Trade accounts receivable subject Delta to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, Delta performs ongoing evaluations of its customers' financial condition but generally does not require collateral. As of and during the three months ended September 30, 2010, Delta had one customer that accounted for 25% of revenues, one customer that accounted for 20% of trade accounts receivable, and one customer that accounted for 12% of trade accounts receivable.

Note 7 - Income Taxes

Delta has loss carryforwards totaling $1,771,465 available at December 31, 2009 that may be offset against future taxable income.  If not used, the carryforwards will expire as follows:
Operating Losses
Amount	Expires
$208,763	2027
$213,174	2028
$1,349,528	2029

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

Delta Seaboard Well Service, Inc. v. Houstoun, Woodard, Eason, Gentle Tomforde and Anderson, Inc., D/B/A Insurance Alliance and Robert Holman (“Broker Lawsuit”). On February 19, 2010, Delta settled its claims in the Broker Lawsuit and received $700,000, which is included in other income for the three months ended September 30, 2010.

Delta is the recipient of a Texas Emissions Reduction Plan ("TERP") grant from the Texas Commission on Environmental Quality in the amount of $1,157,273, of which $781,728 has been recognized through December 31, 2008.  For the nine months ended September 30, 2010, no TERP grant revenue has been recognized.  TERP is a comprehensive set of incentive programs aimed at improving air quality in Texas. Through this grant, Delta’s rig engines are being replaced with engines certified to emit 25% less nitrogen oxide (“NOx”) than required under the current federal standard for the horsepower of the engines. The old engines must be destroyed or rendered permanently inoperable.

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

Additionally, during the three months ended September 30, 2010, a payable to American was forgiven and recorded as contributed capital in the amount of $42,131 for legal and audit fees incurred on behalf of Delta during the year ended December 31, 2009.

During the nine months ended September 30, 2010, Delta issued 200,000 restricted shares of common stock as stock-based compensation at a cost of $11,000.  John W. Stump III and Richard C. Richardson, two former officers of Hammonds, each received 100,000 restricted shares of common stock in connection with a settlement and release agreement.

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

Results of Operations for Delta

Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months ended September 30, 2009

During the three months ended September 30, 2010, Delta had revenues of $2,424,500, compared to $2,151,180 during the three-month period ended September 30, 2009, representing an increase of $273,320, or 12.7%. During the nine months ended September 30, 2010, Delta had revenues of $6,708,240, compared to $6,946,305 during the nine-month period ended September 30, 2009, representing a decrease of $238,065, or 3.4%.  Rig service revenues decreased for the three and nine months ended September 30, 2010, compared to the same period in the prior year by $455,100 and $1,481,148, respectively.  Rig service revenues have decreased due to major maintenance on two rigs during 2010.  This was offset by an increase in pipe sales for the three and nine months ended September 30, 2010, compared to the same period in the prior year, of $728,420 and $1,243,083 respectively.

Operating expenses increased by $237,444, to $2,357,629 for the three months ended September 30, 2010, compared to operating expenses of $2,120,185 for the three months ended September 30, 2009. Operating expenses increased due to higher cost of sales associated with the increase in pipe sales.  This was offset by lower general and administrative expenses associated with the decline in rig service revenues. Operating expenses increased by $736,949, to $8,146,553 for the nine months ended September 30, 2010, compared to operating expenses of $7,409,604 for the nine months ended September 30, 2009. Cost of sales for the nine months ended September 30, 2010 was $3,571,789, compared to $2,736,250 during the same period in the prior year, an increase of $835,539. The increase in cost of sales was due to the increase in pipe sales during the nine months ended September 30, 2010. General and administrative expenses were $4,574,764 for the nine months ended September 30, 2010, compared to $4,673,354 for the nine-month period ended September 30, 2009, a decrease of $98,590 from the prior period. General and administrative expenses include non-cash stock-based compensation of $858,790 primarily to the executive officers of Delta Seaboard in consideration for extending their employment agreements (as described in Note 1). This was offset significantly by lower operating expenses associated with the decline in rig service revenues.

Delta had operating income of $66,871 during the three months ended September 30, 2010, compared to $30,995 during the three months ended September 30, 2009, an increase of $35,876 from the prior period. Delta had an operating loss of $1,438,313 during the nine months ended September 30, 2010, compared to $463,299 during the nine months ended September 30, 2009, an increase of $975,014 from the prior period.

Other expenses during the three-month period ended September 30, 2010 were $23,092, compared to $55,643 during the same period in the prior year, a decrease of $32,551 from the prior period, primarily due to a decrease in interest expense of $31,591. Other income during the nine-month period ended September 30, 2010 was $690,078, compared to other expenses of $146,925 during the same period in the prior year, an increase in other income of $837,003 from the prior period. Other income increased for the nine months ended September 30, 2010 compared to the prior period, mainly due to the receipt of a $700,000 cash settlement for its claims in an insurance lawsuit (as described in greater detail in Note 8) and $76,710 for a bankruptcy settlement with one of Delta's customers.

Delta had net income of $42,894 for the three months ended September 30, 2010, compared to a net loss of $29,919 for the three months ended September 30, 2009, an increase in net income of $72,813 from the prior period.  Delta had a net loss of $759,396 for the nine months ended September 30, 2010, compared to $627,171 for the nine months ended September 30, 2009, an increase in net loss of $312,225 from the prior period.

Liquidity and Capital Resources for Delta

As of September 30, 2010, Delta had total assets of $6,038,143, consisting primarily of $4,341,200 in current assets and $1,646,918 in property and equipment. Delta had $1,028,302 in accounts receivable and $2,493,473 in inventories as of September 30, 2010, which were included in current assets.

As of September 30, 2010, Delta had total liabilities of $3,763,420, of which $3,291,064 were current liabilities. As of September 30, 2010, Delta's current liabilities consisted of $1,402,951 in accounts payable and accrued dividends, $159,570 in short-term debt, and $1,728,543 in current installments of long-term debt.

Delta had working capital of $1,050,136 and total stockholders’ equity of $2,274,723 as of September 30, 2010.

Net cash provided by operating activities was $910,073 for the nine months ended September 30, 2010, which was derived from a net loss of $759,396, and offset primarily by stock-based compensation of $858,750, depreciation of $297,325, a decrease in accounts receivable of $252,236, and a decrease in inventories and deposits for pipe inventory purchases of $287,872. Net cash provided by operating activities for the nine months ended September 30, 2009 was $228,711, which was derived from a net loss of $627,171 and offset primarily by depreciation of $342,455 and a decrease in accounts receivable of $665,401.  Prepaid expenses and other current assets increased by $85,750 and accounts payable decreased by $70,964.

Net cash used in investing activities for the nine-month period ended September 30, 2010 was $580,218, compared to $23,814 for the nine-month period ended September 30, 2009.  Net cash used in investing activities for the nine months ended September 30, 2010 was for the purchase of property and equipment for $130,218 and a net investment in a certificate of deposit of $450,000.  Net cash provided by investing activities for the nine months ended September 30, 2009 included proceeds from notes receivable of $94,030 offset by the purchase of property and equipment for $117,844.

Net cash used in financing activities during the nine months ended September 30, 2010 was $279,391, primarily due to principal payments on debt of $398,010 and repayment of loans from related parties of $120,000 and loans to related parties of $75,754, offset by borrowings under lines of credit of $63,620 and the issuance of short-term debt of $250,753.  Net cash used in financing activities during the nine months ended September 30, 2009 was $217,412, primarily due to principal payments on debt of $562,063, offset by the issuance of short-term debt of $283,851, and loans from related parties of $70,000.

Off-Balance Sheet Arrangements

As of December 31, 2009 and September 30, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2010, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

For the nine months ended September 30, 2010 there were no material changes from risk factors as disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

By /s/ Daniel Dror
Daniel Dror
Chief Executive Officer, President, and Chairman
November 15, 2010

By /s/ Sherry L. McKinzey
Sherry L. McKinzey
Director, Chief Financial Officer, and Vice-President
November 15, 2010