Form 10-K
period 2010-12-31
Delta Seaboard International, Inc.
filed 2011-03-31
CIK 1300524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $982,564 based on the closing sale price of $0.22 on such date as reported on the OTCBB.

The number of shares outstanding of each of the issuer’s classes of equity as of March 31, 2011 is 68,342,250 shares of common stock and 3,769,626 shares of preferred stock.

Cautionary Statement regarding Forward-Looking Statements

This Annual Report on Form 10-K of Delta Seaboard International, Inc. (hereinafter the "Company", the "Registrant", or "Delta") includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Registrant that may cause its actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-K and in the Registrant's other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. For a more detailed discussion of the foregoing risks and uncertainties, see "Risk Factors".

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Delta Seaboard International, Inc.

Delta Seaboard International, Inc., formerly Hammonds Industries, Inc., ("Hammonds") a Texas corporation, is a 48.1% owned subsidiary of American International Industries, Inc. ("American") (OTCBB: AMIN).

Description of Delta's Organization and Financing Transactions

Some of the statements contained in this current report of Delta Seaboard International Inc., (hereinafter the "Company", "Delta", "We" or the "Registrant" discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information.

On February 3, 2010, Hammonds and Delta Seaboard Well Service, Inc. ("Delta Seaboard"), a Texas corporation, completed a reverse merger ("Reverse Merger").  In connection with the reverse merger, Hammonds changed its name to Delta Seaboard International, Inc. and authorized a reverse stock split ("Reverse Split") applying a ratio of one for ten (1:10) to all shareholders of common stock on record on December 31, 2009.  Following the effective date of the Reverse Split, Delta issued shares of common stock to the existing stockholders of Delta Seaboard as follows: (i) 22,186,572 post-Reverse Split shares in consideration for American’s 51% equity ownership of Delta Seaboard, and 10,000,000 post-Reverse Split shares in consideration for American converting $872,353 in principal and accrued interest of debt payable by Delta to American; (ii) a total of 21,316,510 shares to Robert W. Derrick, Jr., a newly appointed director of Delta as well as Delta Seaboard’s president and a director of American and Ron Burleigh, a newly-appointed director of Delta as well as Delta Seaboard’s vice president, in consideration for their 49% equity ownership of Delta Seaboard; and (iii) 9,607,843 post-Reverse Split shares in consideration for Messrs. Derrick and Burleigh extending their employment agreements for five years in addition to the balance of their current employment agreements. Following the Reverse Split and Reverse Merger, American owns 32,859,935 shares of common stock, representing 48.1% of Delta's total outstanding shares and Messrs. Derrick and Burleigh, the owners of the noncontrolling interest in Delta Seaboard, own 30,925,832 shares of common stock, representing 45.2% of Delta's total outstanding shares. All other stockholders of Delta own 4,556,483 shares of common stock, representing 6.7% of Delta's total 68,342,250 outstanding shares. As part of the Reverse Merger, Delta assumed $709,551 in liabilities from Hammonds, including $615,000 in preferred dividends payable in shares of Delta's common stock.

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

General Background of Delta

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

On February 3, 2010, the Company and Delta Seaboard completed the reverse merger pursuant to which Delta Seaboard was merged with and into Hammonds.   Delta provides the following products and services:

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

We reasonably expect competition to intensify because of the business opportunities presented by the opportunities in the oil and gas industry. In addition, competition may also increase as a result of consolidation. We may be faced with new technological advancements developed by new competitors that change the way the service business of the oil and gas industry operates. In addition, some of our current or future competitors may have longer operating histories, larger customer bases and/or greater marketing resources than we have. Increased competition may result in reduced operating margins, loss of market share and diminished value in our products and services, as well as different pricing, service or marketing decisions.

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

Employees

As of December 31 2010, Delta had 33 employees, including its two executive officers. No employees are covered by a collective bargaining agreement and Delta considers relations with its employees satisfactory.

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

Profitability of Delta’s operations is dependent on numerous factors beyond Delta’s control

Delta’s operating results in general, and gross margin in particular, are functions of market conditions and the product and service mix sold in any period. Other factors impact the cost of sales, such as the price of steel, because approximately 65% of Delta’s oil and gas related revenues in 2010 were from the sale of new drilling pipe and used pipe extracted during Delta’s well plugging business. Competition for pipe which is impacted by the US and worldwide cost of and demand for steel, availability of skilled labor and contract services, shortages in raw materials due to untimely supplies or ability to obtain items at reasonable prices may also continue to affect the cost of sales and the profitability in future periods.

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

Dependence upon major customers for Delta’s workover products and services

Delta provides workover products and services primarily to customers in the U.S. Gulf Coast market. Workover products and services are used to restore or increase production on a producing well. Workover services are typically used during the well development, production and abandonment stages. Delta's hydraulic workover units are typically contracted on a short-term dayrate basis. As a result, utilization of Delta’s workover units varies from period to period and the time to complete a particular service contract depends on several factors, including the number of wells and the type of workover or pressure control situations involved. In 2010, Delta’s largest customers for workover services were XTO Energy, Legend Natural Gas, Newfield Exploration, and Killam Oil Co., Ltd.

Delta’s revenues and cash flows from pipe sales are subject to commodity price risk

Approximately 65% of Delta’s oil and gas related revenues in 2010 were from the sale of pipe; therefore, Delta has increased market risk exposure in the pricing applicable to the costs of steel. Realized pricing is primarily driven by the prevailing worldwide price and demand for steel. The cost of steel has been increasing significantly due to increased world demand generally and from China and India specifically.

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

Delta May Be Unable To Achieve Profitability

Delta incurred a net losses of $904,039 and $1,296,629 during the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, Delta's accumulated deficit was $2,087,324. Delta may continue to incur significant expenditures as we believe Delta will continue to grow and expand to develop new products and services. As a result, Delta will need to generate significant additional revenue to achieve profitability. Delta may not be able to achieve significant revenue growth in the future. Delta's operating results for future periods are subject to numerous uncertainties and Delta may not achieve sufficient revenue to sustain profitability.

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

RISK FACTORS RELATED TO MARKET OF OUR COMMON STOCK

The Company's officers and directors own or control 93.4% of issued shares of Common Stock, a controlling interest in the Company, and thus may influence certain actions requiring stockholder vote.

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

Your Percentage Ownership of our Common Shares will be Diluted by Future Share Issuances

Our Articles of Incorporation authorize the issuance of 195,000,000 shares of common stock, par value $0.0001 and 5,000,000 shares of preferred stock, par value $0.0001. At December 31, 2009, we had 43,503,082 shares of common stock issued and 0 shares of preferred stock issued.  In February 2010, we issued 24,839,168 shares of common stock in connection with the reverse merger with Delta. We may issue additional shares of common stock in connection with any future acquisitions of operating businesses or assets or to raise additional funding for our operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

Our Common Stock is Illiquid And Should A Market For Our Securities Develop The Price Of Our Securities May Be Volatile.

Our Common Stock is currently subject to quotation on the Pinksheets and the trading market for our securities may likely remain illiquid. This means that as an investor you will likely have a difficult time selling our Common Stock at market. Furthermore, because of the small amount of shares that will represent the public float, and notwithstanding the Reverse Split of our shares, the market price of our Common Stock may experience significant volatility. Other factors that may contribute to volatility should a market for our Common Stock develop are, our quarterly results, announcements by us or our competitors regarding acquisitions or dispositions, loss of existing clients, new procedures or technology, litigation, changes in general conditions in the economy and general market conditions could cause the market price of the Common Stock to fluctuate substantially. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many companies. Frequently, these price and volume fluctuations have been unrelated to the operating performance of the affected companies.

Future Sales Of Our Common Stock May Depress Our Stock Price.

If our controlling stockholders sell substantial amounts of our Common Stock in the public market following this Reverse Merger or at any time in the future, the market price of our Common Stock could fall. Existing non-affiliate Shareholders, following the implementation of the Reverse Split, will beneficially hold approximately 4,556,483 shares of Common Stock of which approximately 2,856,483 shares are in the public float and are eligible to be sold free of any restrictions. All other shares are “restricted” as defined in Rule 144 under the Securities Act (“Rule 144”). Since the Company has previously been designated a shell company , the restricted shares issued during the Company’s status as shell Company must be held for one year from the date of this filing prior to being eligible to be sold pursuant to Rule 144. The Company can make no prediction as to the effect, if any, that sale of shares, or the availability of shares for future sale, will have on the market price of the shares prevailing from time to time. Sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could depress prevailing market prices for the shares. Such sales may also make it more difficult for the Company to sell equity securities or equity-related securities in the future at a time and price which it deems appropriate.

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

ITEM 2. DESCRIPTION OF PROPERTIES

At December 31, 2010, Delta's facilities consist of 2,500 square feet of office space and 10,000 square feet of warehouse located in Houston, TX. These facilities were formerly leased by Delta and were acquired by Delta in 2005 from a third party for $850,000. In 2006, these facilities were acquired by American (51%) and Delta's executive officers and owners of the noncontrolling interest of Delta (49%). During the year ended December 31, 2010, American sold its 51% ownership in Delta's facilities to Southwest Gulf Coast Properties, Inc. ("SWGCP"). Subsequently, Wintech Partners, LLC ("Wintech"), a company owned by the former noncontrolling interest owners of Delta, acquired this 51% ownership from SWGCP and assumed the note payable. Wintech now owns 100% of Delta's facilities and is responsible for the associated $1,850,000 note payable. American and Wintech entered into a profit sharing agreement in October 2010, whereby American will receive 50% of any profit if the property is sold, based on the sales price for the property less any outstanding balance on the note payable. Delta continues to utilize these facilities and pays a lease to Wintech by paying the interest due on the note payable.

During 2004, Delta consolidated its Louisiana operations and offices into its Houston facilities to create operating efficiencies. Delta has retained a 5,000 square foot office and warehouse facility in Louisiana which is leased from a third party at an annual rental of $18,000.

ITEM 3. LEGAL PROCEEDINGS

Delta's officers and directors are not aware of any threatened or pending litigation to which we are a party or which any of our property is the subject and which would have any material, adverse effect on Delta.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the year ended December 31, 2010, no matters were submitted to a vote of our security holders.

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

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low
First Quarter ended March 31	$0.10	$0.03	$0.02	$0.00
Second Quarter ended June 30	$0.65	$0.01	$0.00	$0.00
Third Quarter ended September 30	$0.23	$0.04	$0.00	$0.00
Fourth Quarter ended December 31	$0.15	$0.03	$0.05	$0.00

As of December 31, 2010, our shares of common stock were held by approximately 232 stockholders of record. The transfer agent for our common stock is Colonial Stock Transfer, Salt Lake City, UT.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Sale of Unregistered Securities

None.

Issuer purchases of equity securities

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the fourth quarter of 2010.

Maximum
Number of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
	Total Number of	Average Price	as Part of Publicly	the Plans at the
Period	Shares Purchased	Paid Per Share	Announced Plans	End of the Period

October 1, 2010 to October 31, 2010	-	$-	-	-
November 1, 2010 to November 30, 2010	-	-	-	-
December 1, 2010 to December 31, 2010	-	-	-	-
	-	$-	-	-

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

General

Delta, a Texas corporation, is a 48.1% owned subsidiary of American International Industries, Inc. ("American") (OTCBB: AMIN).

On February 3, 2010, Hammonds and Delta Seaboard Well Service, Inc. ("Delta Seaboard"), a Texas corporation, completed a reverse merger ("Reverse Merger"). In connection with the reverse merger, Hammonds changed its name to Delta Seaboard International, Inc. and authorized a reverse stock split ("Reverse Split") applying a ratio of one for ten (1:10) to all shareholders of common stock on record on December 31, 2009. Following the effective date of the Reverse Split, Delta issued shares of common stock to the existing stockholders of Delta Seaboard as follows: (i) 22,186,572 post-Reverse Split shares in consideration for American’s 51% equity ownership of Delta Seaboard, and 10,000,000 post-Reverse Split shares in consideration for American converting $872,353 in principal and accrued interest of debt payable by Delta to American; (ii) a total of 21,316,510 shares to Robert W. Derrick, Jr., a newly appointed director of Delta as well as Delta Seaboard’s president and a director of American and Ron Burleigh, a newly-appointed director of Delta as well as Delta Seaboard’s vice president, in consideration for their 49% equity ownership of Delta Seaboard; and (iii) 9,607,843 post-Reverse Split shares in consideration for Messrs. Derrick and Burleigh extending their employment agreements for five years in addition to the balance of their current employment agreements. Following the Reverse Split and Reverse Merger, American owns 32,859,935 shares of common stock, representing 48.1% of Delta's total outstanding shares and Messrs. Derrick and Burleigh, the owners of the noncontrolling interest in Delta Seaboard, own 30,925,832 shares of common stock, representing 45.2% of Delta's total outstanding shares. All other stockholders of Delta own 4,556,483 shares of common stock, representing 6.7% of Delta's total 68,342,250 outstanding shares. As part of the Reverse Merger, Delta assumed $709,551 in liabilities from Hammonds, including $615,000 in preferred dividends payable in shares of Delta's common stock.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2010 VERSUS YEAR ENDED DECEMBER 31, 2009

During the year ended December 31, 2010, Delta had revenues of $9,023,129, compared to $8,789,809 during the year ended December 31, 2009, representing an increase of $233,320, or 2.7%. Pipe sales for the year ended December 31, 2010 were $5,878,377 compared to $4,208,215 for the year ended December 31, 2009, representing an increase of $1,670,162, or 39.7%. Pipe sales increased primarily due to significantly increased drilling activities during 2010.  Additionally, the cost of steel products decreased, allowing Delta to be more competitive in the pipe market. More pipe was sold to end-users, affording Delta larger pipe orders with higher margins. Rig service revenues decreased for the year ended December 31, 2010 by $1,436,842, or 31.4%, to $3,144,752 compared to $4,581,594 for the year ended December 31, 2009. Rig service revenues have decreased due to major maintenance on two rigs during 2010.

Operating expenses increased by $704,527 or 7.1%, to $10,676,449 for the year ended December 31, 2010, compared to operating expenses of $9,971,922 for the year ended December 31, 2009. Cost of sales for the year ended December 31, 2010 was $4,701,810, compared to $3,583,773 during the year ended December 31, 2009, an increase of $1,118,037, or 31.2%. The increase in cost of sales was due to the increase in pipe sales during the year ended December 31, 2010. General and administrative expenses were $5,974,639 for the year ended December 31, 2010, compared to $6,388,149 for the year ended December 31, 2009, representing a decrease of $413,510, or 6.5%. General and administrative expenses for 2010 include non-cash stock-based compensation of $858,750 primarily to the executive officers of Delta Seaboard in consideration for extending their employment agreements (as described in Note 1 to the consolidated financial statements). This was offset significantly by lower operating expenses associated with the decline in rig service revenues.

Delta had an operating loss of $1,653,320 during the year ended December 31, 2010, compared to $1,182,113 during the year ended December 31, 2009, an increase of $421,207 from the prior period.

Other income during the year ended December 31, 2010 was $693,651, compared to other expenses of $93,042 during the year ended December 31, 2009, an increase in other income of $786,693 from the prior period. Other income increased for the year ended December 31, 2010 compared to the prior year, mainly due to the receipt of a $700,000 cash settlement for its claims in an insurance lawsuit (as described in greater detail in Note 9 to the consolidated financial statements) and $76,710 for a bankruptcy settlement with one of Delta's customers.

Delta had a net loss of $904,039 for ended year ended December 31, 2010, compared to $1,296,629 for the year ended December 31, 2009, an decrease in net loss of $392,590 from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is our ability to generate sufficient cash flows from operating activities to meet the Company’s obligations and commitments, or obtain appropriate financing. Currently, our liquidity needs arise primarily from working capital requirements, debt service on indebtedness, and capital expenditures. We have funded these liquidity requirements from operations and net borrowings under lines of credit agreements of $288,620.

Capital expenditures for the year ended December 31, 2010 were $166,883 compared to $171,207 for the year ended December 31, 2009. The Company has no major capital expenditure commitments for the next 12 months.

We believe that our cash on hand, operating cashflows, and credit facilities will be sufficient to fund our operations, service our debt, and fund planned capital expenditures for at least 12 months from the date of this report.

As of December 31, 2010, Delta had total assets of $6,112,938, consisting primarily of $4,474,610 in current assets and $1,588,303 in property and equipment. Delta had $1,547,434 in accounts receivable and $2,443,720 in inventories as of December 31, 2010, which were included in current assets.

As of December 31, 2010, Delta had total liabilities of $4,042,858, of which $3,645,920 were current liabilities. As of December 31, 2010, Delta's current liabilities consisted of $1,598,897 in accounts payable and non-cash accrued stock dividends, $91,183 in short-term debt, and $1,955,840 in current installments of long-term debt. Long-term debt, less current installments was $396,938 at Decamber 31, 2010.

Delta had working capital of $828,690 and total stockholders’ equity of $2,070,080 as of December 31, 2010. Working capital excluding non-cash accrued stock dividends of $795,000 was $1,623,690 as of December 31, 2010.

Net cash provided by operating activities was $786,381 during the year ended December 31, 2010, which was derived from a net loss of $904,039 and offset primarily by non-cash expenses of $1,251,356, including stock-based compensation of $858,750 and depreciation of $392,606, a decrease in inventory of $337,626, and an increase in accounts payable of $155,072. Accounts receivable increased by $266,897 and prepaid expenses and other current assets decreased by $208,942. Net cash provided by operating activities was $656,024 during the year ended December 31, 2009, which was primarily derived from a net loss of $1,296,629, offset by depreciation and amortization expense of $454,094, a decrease in accounts receivable of $1,221,740, and a decrease in prepaid expenses and other current assets of $266,174.

Net cash used in investing activities during the year ended December 31, 2010 was $417,896, compared to $58,083 during the year ended December 31, 2009. Net cash used in investing activities during the year ended December 31, 2010 was primarily for the purchase of property and equipment for $166,883 and a net investment in a certificate of deposit of $250,000. Net cash provided by investing activities during the year ended December 31, 2009 included proceeds from notes receivable of $114,009 offset by the purchase of property and equipment for $171,207.

Net cash used in financing activities during the year ended December 31, 2010 was $370,899 due to principal payments on debt of $539,519 and repayment of loans from related parties of $120,000, offset by borrowings under lines of credit of $288,620. Net cash used in financing activities during the year ended December 31, 2009 was $595,140, primarily due to principal payments on debt of $705,941, offset by loans from related parties of $120,000.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Contractual Obligations and Commitments

None.

Critical Accounting Estimates

Our significant accounting policies are described in Note 1 to our financial statements for the year ended December 31, 2010.

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

Under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we made an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, in connection with the audit of the Company's financial statements. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Delta Seaboard International, Inc.
Kemah, Texas

We have audited the accompanying balance sheets of Delta Seaboard International, Inc. as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Delta Seaboard International, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
March 31, 2011

DELTA SEABOARD INTERNATIONAL, INC. (Formerly HAMMONDS INDUSTRIES, INC.)
Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$24,672	$27,086
Certificate of deposit	250,000	-
Trading securities	6,772	10,080
Accounts receivable, less allowance for doubtful accounts
of $55,087 and $208,130, respectively	1,547,434	1,280,537
Inventories	2,443,720	2,781,346
Prepaid expenses and other current assets	202,012	160,201
Total current assets	4,474,610	4,259,250

Property and equipment, net of accumulated depreciation and amortization	1,588,303	1,814,026
Other assets	50,025	50,025
Total assets	$6,112,938	$6,123,301
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$803,897	$606,694
Dividends payable	795,000	-
Short-term notes payable	91,183	103,219
Advances from officers	-	120,000
Current installments of long-term debt	1,955,840	1,639,807
Total current liabilities	3,645,920	2,469,720

Long-term debt, less current installments	396,938	701,081
Total liabilities	4,042,858	3,170,801

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares;
3,769,626 and 0 shares issued and outstanding, respectively	377	-
Common stock, $0.0001 par value, authorized 195,000,000 shares;
68,342,250 and 43,503,082 shares issued and outstanding, respectively	6,834	4,350
Additional paid-in capital	4,150,193	3,891,435
Accumulated deficit	(2,087,324)	(943,285)
Total stockholders' equity	2,070,080	2,952,500
Total liabilities and stockholders' equity	$6,112,938	$6,123,301
The accompanying notes are an integral part of these consolidated financial statements.

DELTA SEABOARD INTERNATIONAL, INC. (Formerly HAMMONDS INDUSTRIES, INC.)
Consolidated Statements of Operations
	Year ended December 31,
	2010	2009

Revenues	$9,023,129	$8,789,809

Costs and expenses:
Cost of sales	4,701,810	3,583,773
Selling, general and administrative	5,974,639	6,388,149
Total operating expenses	10,676,449	9,971,922

Operating loss	(1,653,320)	(1,182,113)

Other income (expenses):
Interest and dividend income	7,126	2,878
Lawsuit settlement	700,000	-
Bankruptcy settlement	76,710	-
Unrealized gains (losses) on trading securities	(4,321)	7,612
Gain on the sale of assets	3,500	-
Interest expense	(146,452)	(132,883)
Other income	57,088	29,351
Total other income (expense)	693,651	(93,042)

Loss before income tax	(959,669)	(1,275,155)
Income tax expense (benefit)	(55,630)	21,474
Net loss	$(904,039)	$(1,296,629)
Preferred dividends:
Regular dividends	(240,000)	-
Net loss applicable to common shareholders	$(1,144,039)	$(1,296,629)

Net loss per common share - basic and diluted	$(0.02)	$(0.03)
Weighted average common shares - basic and diluted	65,997,780	43,503,082
The accompanying notes are an integral part of these consolidated financial statements.

DELTA SEABOARD INTERNATIONAL, INC. (Formerly HAMMONDS INDUSTRIES, INC.)
Consolidated Statement of Changes in Stockholders’ Equity
Years Ended December 31, 2010 and 2009
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
Balance, December 31, 2008	-	$-	43,503,082	$4,350	$3,891,435	$353,344	$4,249,129
Net loss	-	-	-	-	-	(1,296,629)	(1,296,629)
Balance, December 31, 2009	-	-	43,503,082	4,350	3,891,435	(943,285)	2,952,500
Reverse merger with Hammonds	3,769,626	377	5,031,325	503	(1,512,494)	-	(1,511,614)
Issuance of common stock for payment of debt	-	-	10,000,000	1,000	871,352	-	872,352
Issuance of common stock for services	-	-	9,807,843	981	857,769	-	858,750
Forgiveness of accounts payable	-	-	-	-	42,131		42,131
Regular preferred dividends	-	-	-	-	-	(240,000)	(240,000)
Net loss	-	-	-	-	-	(904,039)	(904,039)
Balance, December 31, 2010	3,769,626	$377	68,342,250	$6,834	$4,150,193	$(2,087,324)	$2,070,080
The accompanying notes are an integral part of these consolidated financial statements.

DELTA SEABOARD INTERNATIONAL, INC. (Formerly HAMMONDS INDUSTRIES, INC.)
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(904,039)	$(1,296,629)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	392,606	454,094
Share-based compensation	858,750	-
Unrealized (gains) losses on trading securities	4,321	(7,612)
Change in operating assets and liabilities:
Accounts receivable	(266,897)	1,221,740
Inventories and deposits for pipe inventory purchases	337,626	28,648
Prepaid expenses and other current assets	208,942	266,174
Other assets	-	30,000
Accounts payable and accrued expenses	155,072	(40,391)
Net cash provided by operating activities	786,381	656,024

Cash flows from investing activities:
Purchase of trading securities	(1,013)	(885)
Purchase of property and equipment	(166,883)	(171,207)
Redemption of certificate of deposit	250,000	-
Investment in certificate of deposit	(500,000)	-
Proceeds from notes receivable	-	114,009
Net cash used in investing activities	(417,896)	(58,083)

Cash flows from financing activities:
Advances received (repaid) from / to officer	(120,000)	120,000
Net borrowings (repayments) under lines of credit agreements and short-term notes	288,620	(9,199)
Principal payments on debt	(539,519)	(705,941)
Net cash used in financing activities	(370,899)	(595,140)

Net increase (decrease) in cash and cash equivalents	(2,414)	2,801
Cash and cash equivalents at beginning of period	27,086	24,285
Cash and cash equivalents at end of period	$24,672	$27,086
Supplemental schedule of cash flow information:
Interest paid	$146,452	$132,883
Taxes paid	$-	$-
Non-cash investing and financing transactions:
Issuance of common stock to convert promissory note due to American International Industries, Inc.	$872,352	$-
Forgiveness of accounts payable to shareholder as contribution of capital	$42,131	$-
Accounts payable and dividends payable assumed in reverse merger transaction	$709,551	$-
Short-term debt assumed in reverse merger transaction	$802,063	$-
Dividends declared and unpaid	$240,000	$-
Finance of prepaid insurance	$250,753	$283,851
Receipt of pipe inventory for prepaid deposits	$-	$1,336,244
TERP assets placed in service	$-	$171,793
The accompanying notes are an integral part of these consolidated financial statements.

DELTA SEABOARD INTERNATIONAL, INC.
(Formerly HAMMONDS INDUSTRIES, INC.)
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Organization, Ownership and Business

Delta Seaboard International, Inc., formerly Hammonds Industries, Inc., a Texas corporation, is a 48.1% owned subsidiary of American International Industries, Inc. ("American") (OTCBB: AMIN).

On February 3, 2010, Hammonds and Delta Seaboard Well Service, Inc. ("Delta Seaboard"), a Texas corporation, completed a reverse merger ("Reverse Merger").  In connection with the reverse merger, Hammonds changed its name to Delta Seaboard International, Inc. and authorized a reverse stock split ("Reverse Split") applying a ratio of one for ten (1:10) to all shareholders of common stock on record on December 31, 2009.  Following the effective date of the Reverse Split, Delta issued shares of common stock to the existing stockholders of Delta Seaboard as follows: (i) 22,186,572 post-Reverse Split shares in consideration for American’s 51% equity ownership of Delta Seaboard, and 10,000,000 post-Reverse Split shares in consideration for American converting $872,353 in principal and accrued interest of debt payable by Delta to American; (ii) a total of 21,316,510 shares to Robert W. Derrick, Jr., a newly appointed director of Delta as well as Delta Seaboard’s president and a director of American and Ron Burleigh, a newly-appointed director of Delta as well as Delta Seaboard’s vice president, in consideration for their 49% equity ownership of Delta Seaboard; and (iii) 9,607,843 post-Reverse Split shares in consideration for Messrs. Derrick and Burleigh extending their employment agreements for five years in addition to the balance of their current employment agreements. Following the Reverse Split and Reverse Merger, American owns 32,859,935 shares of common stock, representing 48.1% of Delta's total outstanding shares and Messrs. Derrick and Burleigh, the owners of the noncontrolling interest in Delta Seaboard, own 30,925,832 shares of common stock, representing 45.2% of Delta's total outstanding shares. All other stockholders of Delta own 4,556,483 shares of common stock, representing 6.7% of Delta's total 68,342,250 outstanding shares. As part of the Reverse Merger, Delta assumed $709,551 in liabilities from Hammonds, including $615,000 in preferred dividends payable in shares of Delta's common stock.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of trade receivables, net of a valuation allowance for doubtful accounts.  Delta's ability to collect outstanding receivables from our customers is critical to our operating performance and cash flows. Accounts receivable are stated at an amount management expects to collect from outstanding balances. Delta extends credit to customers and other parties in the normal course of business. Delta regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, Delta makes judgments regarding its customers' ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. When Delta determines that a customer may not be able to make required payments, Delta increases the allowance through a charge to income in the period in which that determination is made. Though Delta's bad debts have not historically been significant, we could experience increased bad debt expense should a major customer or market segment experience a financial downturn or our estimate of uncollectible accounts, which is based on our historical experience, prove to be inaccurate.  During the year ended December 31, 2010, accounts receivable balances totaling $153,043 were written off against the allowance.

Inventories

Inventories are valued at the lower-of-cost or market on a first-in, first-out basis. Delta assesses the realizability of its inventories based upon specific usage and future utility. Delta regularly evaluates their inventory and maintain a reserve for excess or obsolete inventory. Generally, Delta records an impairment allowance for products with no movement in over twelve months that they believe to be either unsalable or salable only at a reduced selling price. Management further uses their judgment in evaluating the recoverability of all inventory based upon known and expected market conditions. A charge to income is taken when factors that would result in a need for a reduction in the valuation, such as excess or obsolete inventory, are noted.

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

Property and Equipment

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

Delta evaluates the tax benefits from uncertain positions and determines if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of December 31, 2010, Delta had not recorded any tax benefits from uncertain tax positions.

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

Delta believes that the fair value of its financial instruments comprising cash, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by Delta on its notes payable approximate market rates.  The fair values of Delta's Level 1 financial assets, trading securities that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security.  As of December 31, 2010, Delta did not have any significant Level 2 or 3 financial assets or liabilities.  The following table provides fair value measurement information for Delta's trading securities:

	As of December 31, 2010
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$6,772	$6,772	$6,772	$-	$-

Subsequent Events

Delta has evaluated all subsequent events from December 31, 2010 through the issuance date of the consolidated financial statements.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 - Inventories

Inventories consisted of the following:
	December 31, 2010	December 31, 2009
Finished goods	$2,443,720	$2,781,346
Less reserve	-	-
	$2,443,720	$2,781,346

Note 3 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	December 31, 2010	December 31, 2009
Building and improvements	20	$44,558	$44,558
Machinery and equipment	7-15	3,336,247	3,171,901
Office equipment and furniture	7	137,696	135,160
Automobiles	5	724,013	745,712
		4,242,514	4,097,331
Less accumulated depreciation		(2,654,211)	(2,283,305)
Net property and equipment		$1,588,303	$1,814,026

Depreciation expense for the years ended December 31, 2010 and 2009 was $392,606 and $454,094, respectively.

Note 4 - Short-term Notes Payable
	December 31, 2010	December 31, 2009
Insurance note payable with interest at 4.99%, principal and interest due in monthly payments of $22,796 through May 1, 2011	$91,183	$103,219
	$91,183	$103,219

Note 5 - Advances from Officer

Delta periodically receives advances from an officer to fund operating expenses. These advances are non-interest bearing and are due on demand. At December 31, 2010 and 2009, the balance due on the advances was $0 and $120,000, respectively.

Note 6 - Long-term Debt

Long-term debt consisted of the following:
	December 31, 2010	December 31, 2009
Note payable to a bank, which allows Delta to borrow up to $2,000,000, due in monthly payments of interest only, with interest at prime floating rate, with the principal balance due in April 2011, secured by assets of Delta	$1,658,527	$1,369,907
Note payable due in monthly payments of $19,373, including interest at 6%, through March 2013, secured by assets of Delta	571,013	761,982
Note payable to a bank, due in monthly payments of $6,120, including interest at 8.25%, through August 9, 2012, secured by assets of Delta	108,442	174,990
Other secured notes with various terms	14,796	34,009
	2,352,778	2,340,888
Less current portion	(1,955,840)	(1,639,807)
	$396,938	$701,081

Principal repayment provisions of long-term debt are as follows at December 31, 2010:

2011	$1,955,840
2012	264,634
2013	132,304
Total	$2,352,778

Note 7 - Concentration of Credit Risk

Trade accounts receivable subject Delta to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, Delta performs ongoing evaluations of its customers' financial condition but generally does not require collateral. As of and during the year ended December 31 2010, Delta had one customer that accounted for 18% of revenues, one customer that accounted for 19% of trade accounts receivable, one customer that accounted for 14% of trade accounts receivable, and one customer that accounted for 10% of trade accounts receivable.

Note 8 - Income Taxes

The components of the income tax provision (benefit) for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Current:
Federal	$(72,479)	$-
State	16,849	21,474
Total current	(55,630)	21,474

Deferred:
Federal	-	-
State	-	-
Total deferred	-	-

Total income tax provision (benefit)	$(55,630)	$21,474

The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 2010 and 2009:

	2010	2009
Income tax expense (benefit) computed at statutory rate	$(326,287)	$(433,553)
Share-based compensation	291,975	-
Meals and entertainment	14,074	5,395
Other	162	123
Change in valuation allowance	20,076	428,035
Refund for taxes	(72,479)	-
Texas Margin Tax	16,849	21,474
	$(55,630)	$21,474

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liabilities. Significant components of the deferred tax asset and liability as of December 31, 2010 and 2009 are set out below:

	2010	2009
Deferred Tax Assets:
Net operating loss carryforward	$478,916	$458,840
Book depreciation in excess of tax	25,830	56,430
Other	4,832	2,957
Total deferred tax assets	509,578	518,227

Deferred Tax Liabilities:
Unrealized gains on trading securities	-	(2,588)
Total deferred tax liabilities		(2,588)

Valuation allowance	(509,578)	(515,639)
Net deferred tax asset	$-	$-

Delta has loss carryforwards totaling $1,408,576 available at December 31, 2010 that may be offset against future taxable income.  If not used, the carryforwards will expire as follows:
Operating Losses
Amount	Expires
$1,349,528	2029
59,048	2030
$1,408,576

Note 9 - Commitments and Contingencies

Delta’s president and vice president entered into employment agreements that provide for an annual base salary of $150,000 each, however, for the years ended December 31, 2009 and 2010, they agreed to an annual salary reduction to $110,000 due to the decline in the economy and reduced revenues.

On July 23, 2008, Delta Seaboard Well Service, Inc., our wholly-owned subsidiary negotiated a settlement in the Fort Apache Energy, Inc. v. Delta Seaboard Well Service, Inc. lawsuit for $1,450,000. Delta partially recovered this loss through insurance as described below.

Delta Seaboard Well Service, Inc. v. Houstoun, Woodard, Eason, Gentle Tomforde and Anderson, Inc., D/B/A Insurance Alliance and Robert Holman (“Broker Lawsuit”). On February 19, 2010, Delta settled its claims in the Broker Lawsuit and received $700,000, which is included in other income for the year ended December 31, 2010.

Delta is the recipient of a Texas Emissions Reduction Plan ("TERP") grant from the Texas Commission on Environmental Quality in the amount of $1,157,273, of which $781,728 has been recognized through December 31, 2008.  For the year ended December 31, 2010, no TERP grant revenue has been recognized.  TERP is a comprehensive set of incentive programs aimed at improving air quality in Texas. Through this grant, Delta’s rig engines are being replaced with engines certified to emit 25% less nitrogen oxide (“NOx”) than required under the current federal standard for the horsepower of the engines. The old engines must be destroyed or rendered permanently inoperable. TERP grant recipients are required to monitor and track the total NOx emission reductions and cost-effectiveness. The grant contract includes provisions for the return of a prorated share of the grant if the NOx emission reductions originally projected are not achieved. Delta has not recorded any liabilities in connection with this matter because management has determined that return of any grant receipts is not likely.  Based on the advice of the State of Texas authorities who administer the grant, the taxability of this grant has not been determined and the advice of the Internal Revenue Service has been inconsistent.  Delta is still determining the effect this will have, but believes it will not materially affect Delta because of the tax loss carryforwards explained in Note 8.

Wintech Partners, LLC ("Wintech"), a company owned by the noncontrolling interest owners of Delta, owns 100% of Delta's Houston facilities and is responsible for the associated $1,850,000 note payable. Delta pays a lease to Wintech by paying the interest due on the note payable. Delta has a 5,000 square foot office and warehouse facility in Louisiana which is leased from a third party at an annual rental of $18,000.

Future minimum lease payments are as follows:
Amount
Year December 31, 2011	$55,500

Note 10 - Equity

On February 3, 2010, Hammonds and Delta Seaboard,  a Texas corporation, completed a reverse merger.  In connection with the reverse merger, Hammonds changed its name to Delta Seaboard International, Inc.  Following the effective date of the Reverse Split (as defined in Note 1), Delta issued shares of common stock to the existing stockholders of Delta Seaboard as follows: (i) 22,186,572 post-Reverse Split shares in consideration for American’s 51% equity ownership of Delta Seaboard, and 10,000,000 post-Reverse Split shares in consideration for American converting $872,353 in principal and accrued interest of debt payable by Delta to American; (ii) a total of 21,316,510 shares to Robert W. Derrick, Jr., a newly appointed director of Delta as well as Delta Seaboard’s president and a director of American and Ron Burleigh, a newly-appointed director of Delta as well as Delta Seaboard’s vice president, in consideration for their 49% equity ownership of Delta Seaboard; and (iii) 9,607,843 post-Reverse Split shares in consideration for Messrs. Derrick and Burleigh extending their employment agreements for five years in addition to the balance of their current employment agreements. Stock-based compensation of $847,750 was recorded as a result of the 9,607,843 shares issued to Messrs. Derrick and Burleigh. Following the Reverse Split and Reverse Merger, American owns 32,859,935 shares of common stock, representing 48.1% of Delta's total outstanding shares and Messrs. Derrick and Burleigh, the owners of the noncontrolling interest in Delta Seaboard, own 30,925,832 shares of common stock, representing 45.2% of Delta's total outstanding shares. All other stockholders of Delta own 4,556,483 shares of common stock, representing 6.7% of Delta's total 68,342,250 outstanding shares.

As part of the Reverse Merger, Delta assumed $709,552 in liabilities from Hammonds, including $615,000 in preferred dividends payable in shares of Delta's common stock.  Additionally, during the year ended December 31, 2010, a payable to American was forgiven and recorded as contributed capital in the amount of $42,131 for legal and audit fees incurred on behalf of Delta during the year ended December 31, 2009.

During the year ended December 31, 2010, Delta issued 200,000 restricted shares of common stock as stock-based compensation at a cost of $11,000.  John W. Stump III and Richard C. Richardson, two former officers of Hammonds, each received 100,000 restricted shares of common stock in connection with a settlement and release agreement.

During the year ended December 31, 2010, preferred dividends of $240,000 were accrued and unpaid.

Delta has 5,000,000 authorized, 3,769,626 issued and outstanding, Preferred Shares consisting of Series A and Series B convertible into one share of Delta's common stock.

Note 11 - Subsequent Events

On January 4, 2011, Delta issued 2,550,000 restricted shares of common stock for services valued at $127,500.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Evaluation of disclosure controls and procedures. In connection with the audit of the Company's financial statements for the year ended December 31, 2010, the Company's CEO and CFO conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our CEO and CFO concluded that our determined that our disclosure controls and procedures were effective as of December 31, 2010.

Changes in internal controls. There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2010 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide a management report in the Annual Report.

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

Name	Age	Positions
Daniel Dror	70	Chairman and CEO
Robert W. Derrick, Jr.	50	Director and President
Sherry L. McKinzey	50	Director, VP and CFO
Ron Burleigh	58	Director and VP
Steven M. Plumb	51	Director

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

Sherry L. McKinzey has served as Chief Financial Officer of American International Industries, Inc. since June 1, 2007, and has been with the company since August 1, 2006.  Sherry served as CFO of Hammonds Industries, Inc. from June 2007 to December 2008, and resumed this position on December 31, 2009.  Sherry graduated with a B.S. in Accounting from the University of Alabama and has been a Certified Public Accountant since 1986.  She has held positions in both public and industry accounting.  Prior to joining the Company, Sherry worked for El Paso Corporation for 14 years as a supervisor for various accounting departments and as a training and development consultant.

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

Independent Public Accountants

Our Board of Directors has approved the appointment by the Company's Board of Directors of GBH CPAs, PC as independent public accountants for the fiscal year ending December 31, 2010.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal years ended December 31, 2010 and 2009:

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards
				Other		Securities
				Annual	Stock	Underlying	Total
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($) (1)	($)	($)
Daniel Dror,	2009	-	-	-	-	-	-
Chairman and CEO	2010	-	-	-	-	-	-

Sherry McKinzey,	2009	-	-	-	-	-	-
Director, VP and CFO	2010	-	$2,500	-	-	-	$2,500

Robert W. Derrick, Jr.,	2009	$145,625	$25,000	$3,000 (2)			$173,625
Director and President	2010	$125,417	-	-	$423,875	-	$549,292

Ron Burleigh,	2009	$111,638	$25,000	$29,717 (3)			$173,625
Director and VP	2010	$92,022	-	$33,395 (4)	$423,875	-	$549,292

(1) (2) (3) (4)
See "Stock-Based Compensation" in note 1 to the financial statements for valuation assumptions.
Represents payments for 401-K matching for Mr. Derrick.
Represents payments for personal insurance premiums for Mr. Burleigh in the amount of $37,208 and payment for 401-K matching in the amount of $4,829.
Represents payments for personal insurance premiums for Mr. Burleigh.

Grants of Plan-Based Awards

None.

Director Summary Compensation Table

The directors serve without cash compensation, but may be granted stock as bonus compensation from time to time. The table below summarizes the compensation paid by the Company to non-employee Directors for the fiscal year ended December 31, 2010.

Director Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Change in Pension Value and Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven M. Plumb	$-	$-	-	-	-	$-

(1) Daniel Dror, Chairman and CEO, Sherry McKinzey, VP and CFO, Robert W. Derrick, Jr., President, and Ron Burleigh, VP, are not included in this table. The compensation received by these officers and directors, as employees of the Company, are shown in the Executive Summary Compensation Table.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2010. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
American International Industries, Inc.	32,859,935	48.1%
601 Cien Street, Suite 235
Kemah, TX 77565

Robert W. Derrick Jr., Director and President	15,463,656	22.6%
1212 West Sam Houston Parkway North
Houston, TX 77043

Ron Burleigh, Director and Vice President	15,462,176	22.6%
1212 West Sam Houston Parkway North
Houston, TX 77043

Sherry Couturier, Director, VP and CFO	38,579	0.1%
601 Cien Street, Suite 235
Kemah, TX 77565

Directors and Officers (3 persons) (2)	63,824,346	93.4%

(1) Applicable percentage ownership is based on 68,342,250 shares of common stock outstanding as of December 31, 2010. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

The Registrant's Board of Directors has appointed GBH CPAs, PC, which firm has issued its report on our financial statements for the years ended December 31, 2010 and 2009.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by GBH CPAs, PC for the audit of the Registrant's annual financial statements for the years ended December 31, 2010 and 2009, and fees billed for other services rendered by GBH CPAs, PC during those years. All of the services described below were approved by the Board of Directors.

	Year Ended
	December 31, 2010	December 31, 2009
Audit fees (1)	$57,500	$52,000
Audit-related fees (2)	$-	$-
Tax fees (3)	$12,000	$3,800
All other fees	$-	$-
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

Delta Seaboard International, Inc.

By /s/ Daniel Dror
Daniel Dror
Chief Executive Officer, President, and Chairman
March 31, 2011

By /s/ Sherry L. McKinzey
Sherry L. McKinzey
Director, Chief Financial Officer, and Vice-President
March 31, 2011

By /s/ Robert W. Derrick, Jr.
Robert W. Derrick, Jr.
Director and President of Delta Seaboard Well Service, Inc.
March 31, 2011

By /s/ Ron Burleigh
Ron Burleigh
Director and Vice President
March 31, 2011

By /s/ Steven M. Plumb
Steven M. Plumb
Director
March 31, 2011