Form 10-Q
period 2011-03-31
Delta Seaboard International, Inc.
filed 2011-05-13
CIK 1300524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

The number of shares outstanding of each of the issuer’s classes of equity as of May 13, 2011 is 70,892,250 shares of common stock and 3,769,626 shares of preferred stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

DELTA SEABOARD INTERNATIONAL, INC.
Consolidated Balance Sheets (Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$128,624	$24,672
Certificate of deposit	250,000	250,000
Trading securities	239	6,772
Accounts receivable, less allowance for doubtful accounts
of $55,087	1,275,816	1,547,434
Inventories	2,465,114	2,443,720
Prepaid expenses and other current assets	128,638	202,012
Total current assets	4,248,431	4,474,610

Property and equipment, net of accumulated depreciation	1,613,403	1,588,303
Other assets	50,025	50,025
Total assets	$5,911,859	$6,112,938
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$571,961	$803,897
Dividends payable	855,000	795,000
Short-term notes payable	22,796	91,183
Current installments of long-term debt	1,963,567	1,955,840
Total current liabilities	3,413,324	3,645,920

Long-term debt, less current installments	344,255	396,938
Total liabilities	3,757,579	4,042,858

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares;
3,769,626 shares issued and outstanding	377	377
Common stock, $0.0001 par value, authorized 195,000,000 shares;
70,892,250 and 68,342,250 shares issued and outstanding, respectively	7,089	6,834
Additional paid-in capital	4,277,438	4,150,193
Accumulated deficit	(2,130,624)	(2,087,324)
Total stockholders' equity	2,154,280	2,070,080
Total liabilities and stockholders' equity	$5,911,859	$6,112,938
The accompanying notes are an integral part of these unaudited consolidated financial statements.

DELTA SEABOARD INTERNATIONAL, INC.
Consolidated Statements of Operations (Unaudited)
	Three Months ended March 31,
	2011	2010

Revenues	$2,622,699	$2,238,658

Costs and expenses:
Cost of sales	1,066,511	1,367,577
Selling, general and administrative	1,508,449	2,215,712
Total operating expenses	2,574,960	3,583,289

Operating income (loss)	47,739	(1,344,631)

Other income (expenses):
Lawsuit settlement	-	700,000
Unrealized losses on trading securities	(93)	(619)
Realized losses on trading securities	(2,247)	-
Interest expense	(39,835)	(40,366)
Other income	17,512	23,292
Total other income (expense)	(24,663)	682,307

Income (loss) before income tax	23,076	(662,324)
Income tax expense	6,376	5,398
Net income (loss)	$16,700	$(667,722)
Preferred dividends:
Regular dividends	(60,000)	(60,000)
Net loss applicable to common shareholders	$(43,300)	$(727,722)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)
Weighted average common shares - basic and diluted	70,807,250	58,779,366
The accompanying notes are an integral part of these unaudited consolidated financial statements.

DELTA SEABOARD INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$16,700	$(667,722)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	93,149	103,302
Share-based compensation	127,500	847,750
Realized losses on trading securities	2,247	-
Unrealized losses on trading securities	93	619
Changes in operating assets and liabilities:
Accounts receivable	271,618	(21,180)
Inventories	(21,394)	513,304
Prepaid expenses and other current assets	73,374	88,489
Accounts payable and accrued expenses	(231,936)	(110,215)
Net cash provided by operating activities	331,351	754,347

Cash flows from investing activities:
Proceeds from sale of trading securities	4,193	-
Purchase of property and equipment	(118,249)	(58,583)
Net cash used in investing activities	(114,056)	(58,583)

Cash flows from financing activities:
Advances repaid to officer	-	(120,000)
Net borrowings (repayments) under lines of credit agreements and short-term notes	25,000	(30,800)
Principal payments on debt	(138,343)	(160,441)
Net cash used in financing activities	(113,343)	(311,241)

Net increase in cash and cash equivalents	103,952	384,523
Cash and cash equivalents at beginning of period	24,672	27,086
Cash and cash equivalents at end of period	$128,624	$411,609
Supplemental schedule of cash flow information:
Interest paid	$39,835	$40,366
Taxes paid	$-	$-
Non-cash investing and financing transactions:
Dividends declared and unpaid	$60,000	$60,000
Issuance of common stock to convert promissory note due to American International Industries, Inc.	$-	$872,352
Forgiveness of accounts payable to shareholder as contribution of capital	$-	$42,131
Accounts payable and dividends payable assumed in reverse merger transaction	$-	$709,552
Short-term debt assumed in reverse merger transaction	$-	$802,063
The accompanying notes are an integral part of these unaudited consolidated financial statements.

  DELTA SEABOARD INTERNATIONAL, INC.
Notes to Unaudited Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of Delta Seaboard International, Inc. (“Delta”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Delta's latest Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

Organization, Ownership and Business

Delta Seaboard International, Inc. is a 46.4% owned subsidiary of American International Industries, Inc. ("American") (OTCBB: AMIN).

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

American owns 32,859,935 shares of common stock, representing 46.4% of Delta's total outstanding shares and Messrs. Derrick and Burleigh, the owners of the noncontrolling interest in Delta Seaboard, own 32,425,832 shares of common stock, representing 45.7% of Delta's total outstanding shares. All other stockholders of Delta own 5,606,483 shares of common stock, representing 7.9% of Delta's total 70,892,250 outstanding shares.

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

Reclassifications

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

Delta evaluates the tax benefits from uncertain positions and determines if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of March 31, 2011, Delta had not recorded any tax benefits from uncertain tax positions.

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

Delta believes that the fair value of its financial instruments comprising cash, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by Delta on its notes payable approximate market rates.  The fair values of Delta's Level 1 financial assets, trading securities that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security.  As of March 31, 2011, Delta did not have any significant Level 2 or 3 financial assets or liabilities.  The following table provides fair value measurement information for Delta's trading securities:

	As of March 31, 2011
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$239	$239	$239	$-	$-

Subsequent Events

Delta has evaluated all subsequent events from March 31, 2011 through the issuance date of the consolidated financial statements.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 - Inventories

Inventories consisted of the following:
	March 31, 2011	December 31, 2010
Finished goods	$2,465,114	$2,443,720
Less reserve	-	-
	$2,465,114	$2,443,720

Note 3 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	March 31, 2011	December 31, 2010
Building and improvements	20	$51,823	$44,558
Machinery and equipment	7-15	3,447,231	3,336,247
Office equipment and furniture	7	137,696	137,696
Automobiles	5	724,013	724,013
		4,360,763	4,242,514
Less accumulated depreciation		(2,747,360)	(2,654,211)
Net property and equipment		$1,613,403	$1,588,303

Depreciation expense for the three months ended March 31, 2011 and 2010 was $93,149 and $103,302, respectively.

Note 4 - Short-term Notes Payable
	March 31, 2011	December 31, 2010
Insurance note payable with interest at 4.99%, principal and interest due in monthly payments of $22,796 through May 1, 2011	$22,796	$91,183
	$22,796	$91,183

Note 5 - Long-term Debt

Long-term debt consisted of the following:
	March 31, 2011	December 31, 2010
Note payable to a bank, which allows Delta to borrow up to $2,000,000, due in monthly payments of interest only, with interest at prime floating rate, with the principal balance due April 30, 2011, secured by assets of Delta (a)	$1,683,527	$1,658,527
Note payable due in monthly payments of $19,373, including interest at 6%, through March 2013, secured by assets of Delta	515,884	571,013
Note payable to a bank, due in monthly payments of $6,120, including interest at 8.25%, through August 9, 2012, secured by assets of Delta	97,546	108,442
Other secured notes with various terms	10,865	14,796
	2,307,822	2,352,778
Less current portion	(1,963,567)	(1,955,840)
	$344,255	$396,938

(a) Delta has signed a 30-day extension on this line of credit and is in the process of renewing this note.

Principal repayment provisions of long-term debt are as follows at March 31, 2011:

2011	$1,916,553
2012	264,908
2013	126,361
Total	$2,307,822

Note 6 - Concentration of Credit Risk

Trade accounts receivable subject Delta to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, Delta performs ongoing evaluations of its customers' financial condition but generally does not require collateral. As of and during the three months ended March 31, 2011, Delta had two customers that each accounted for 14% of revenues and one customer that accounted for 21% of trade accounts receivable.

Note 7 - Income Taxes

The components of the income tax provision for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months ended March 31,
	2011	2010
Current:
Federal	$-	$-
State	6,376	5,398
Total current	6,376	5,398

Deferred:
Federal	-	-
State	-	-
Total deferred	-	-

Total income tax provision	$6,376	$5,398

The following table sets forth a reconciliation of the statutory federal income tax for the three months ended March 31, 2011 and 2010:

	Three Months ended March 31,
	2011	2010
Income tax expense (benefit) computed at statutory rate	$7,846	$(225,190)
Share-based compensation	43,350	288,235
Meals and entertainment	3,255	1,677
Other	-	17
Change in valuation allowance	(54,451)	(64,739)
Texas Margin Tax	6,376	5,398
	$6,376	$5,398

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liabilities. Significant components of the deferred tax asset and liability as of March 31, 2011 and December 31, 2010 are set out below:

	March 31, 2011	December 31, 2010
Deferred Tax Assets:
Net operating loss carryforward	$404,389	$478,916
Book depreciation in excess of tax	6,458	25,830
Other	458	4,832
Total deferred tax assets	411,305	509,578

Deferred Tax Liabilities:
Unrealized gains on trading securities	-	-
Total deferred tax liabilities	-	-

Valuation allowance	(411,305)	(509,578)
Net deferred tax asset	$-	$-

Delta has loss carryforwards totaling $1,248,426 available at March 31, 2011 that may be offset against future taxable income.  If not used, the carryforwards will expire as follows:
Operating Losses
Amount	Expires
$1,189,378	2029
59,048	2030
$1,248,426

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

Future minimum lease payments are as follows:
Amount
Year December 31, 2011	$83,250
Year December 31, 2012	55,500
$138,750

Note 9 - Equity

On January 4, 2011, Delta issued 2,550,000 restricted shares of common stock for services valued at $127,500.  During the three months ended March 31, 2011, preferred dividends of $60,000 were accrued and unpaid.

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

American owns 32,859,935 shares of common stock, representing 46.4% of Delta's total outstanding shares and Messrs. Derrick and Burleigh, the owners of the noncontrolling interest in Delta Seaboard, own 32,425,832 shares of common stock, representing 45.7% of Delta's total outstanding shares. All other stockholders of Delta own 5,606,483 shares of common stock, representing 7.9% of Delta's total 70,892,250 outstanding shares.

Delta has 5,000,000 authorized, 3,769,626 issued and outstanding, Preferred Shares consisting of Series A and Series B convertible into one share of Delta's common stock.

Note 11 - Subsequent Events

On May 1, 2011, Delta executed a new insurance note payable for $264,590, with interest at 4.79%.  Principal and interest are due in monthly payments of $22,270 through May 1, 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report, the terms "we", "us", "our" and the "Company" means Delta Seaboard International, Inc., a Texas corporation, and its subsidiary, Delta Seaboard Well Service, Inc. (collectively, "Delta"). To the extent that we make any forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward-looking statements. Our forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Generally, forward-looking statements include phrases with words such as "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

Overview

Delta, a Texas corporation, is a 46.4% owned subsidiary of American International Industries, Inc. ("American") (OTCBB: AMIN).

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

American owns 32,859,935 shares of common stock, representing 46.4% of Delta's total outstanding shares and Messrs. Derrick and Burleigh, the owners of the noncontrolling interest in Delta Seaboard, own 32,425,832 shares of common stock, representing 45.7% of Delta's total outstanding shares. All other stockholders of Delta own 5,606,483 shares of common stock, representing 7.9% of Delta's total 70,892,250 outstanding shares.

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

Results of Operations for Delta

Three Months Ended March 31, 2011 Compared to the Three Months ended March 31, 2010

During the three months ended March 31, 2011, Delta had revenues of $2,622,699, compared to $2,238,658 during the three-month period ended March 31, 2010, representing an increase of $384,041, or 17.2%.  Pipe sales increased by $215,604 for the three months ended March 31, 2011, compared to the same period in the prior year.  The cost of steel products decreased, allowing Delta to be more competitive in the pipe market.  More pipe was sold to end-users, affording Delta larger pipe orders with higher margins.  Rig service revenues increased by $168,437 for the three months ended March 31, 2011, compared to the same period in the prior year.  Rig service revenues have increased due to major maintenance on two rigs during 2010.  Drilling activities have significantly increased during the three months ended March 31, 2011, compared to the same period in the prior year.

Operating expenses decreased by $1,008,329 or 28.1%, to $2,574,960 for the three months ended March 31, 2011, compared to operating expenses of $3,583,289 for the three months ended March 31, 2010.  Cost of sales for the three months ended March 31, 2011 was $1,066,511, compared to $1,367,577 during the three months ended March 31, 2010, a decrease of $301,066, or 22.0%.  Margins on pipe sales were 34% for the three months ended March 31, 2011, compared to 2% for the three months ended March 31, 2010.  The increase in margins was due to the sale of high-priced pipe from inventory during the three months ended March 31, 2010.  General and administrative expenses were $1,508,449 for the three months ended March 31, 2011, compared to $2,215,712 for the three months ended March 31, 2010, representing a decrease of $707,263, or 31.9%, primarily due to a decrease in stock-based compensation.  General and administrative expenses for the three months ended March 31, 2011 included non-cash stock-based compensation of $127,500, compared to $847,750 during the three months ended March 31, 2010, which was for the executive officers of Delta Seaboard in consideration for extending their employment agreements (as described in Note 1 to the consolidated financial statements).

Delta had operating income of $47,739 during the three months ended March 31, 2011, compared to an operating loss of $1,344,631 during the three months ended March 31, 2010, an improvement of $1,392,370 from the prior period.

Other expenses were $24,663 during the three-month period ended March 31, 2011, compared to other income of $682,307 during the three-month period ended March 31, 2010.  Other income for the three months ended March 31, 2010 included the receipt of a $700,000 cash settlement for its claims in an insurance lawsuit.  Interest expense was $39,835 during the three-month period ended March 31, 2011, compared to $40,366 during the same period in the prior year.

Delta had net income of $16,700 for the three months ended March 31, 2011, compared to a net loss of $667,722 for the three months ended March 31, 2010.

Liquidity and Capital Resources for Delta

Liquidity is our ability to generate sufficient cash flows from operating activities to meet the Company’s obligations and commitments, or obtain appropriate financing. Currently, our liquidity needs arise primarily from working capital requirements, debt service on indebtedness, and capital expenditures. We have funded these liquidity requirements from operations.

Capital expenditures for the three months ended March 31, 2011 were $118,249 compared to $58,583 for the three months ended March 31, 2010. The Company has no major capital expenditure commitments for the next 12 months.

We believe that our cash on hand, operating cashflows, and credit facilities will be sufficient to fund our operations, service our debt, and fund planned capital expenditures for at least 12 months from the date of this report.

As of March 31, 2011, Delta had total assets of $5,911,859, consisting primarily of $4,248,431 in current assets and $1,613,403 in property and equipment. Delta had $1,275,816 in accounts receivable and $2,465,114 in inventories as of March 31, 2011, which were included in current assets.

As of March 31, 2011, Delta had total liabilities of $3,757,579, of which $3,413,324 were current liabilities. As of March 31, 2011, Delta's current liabilities consisted of $1,426,961 in accounts payable and non-cash accrued stock dividends, $22,796 in short-term debt, and $1,963,567 in current installments of long-term debt. Long-term debt, less current installments was $344,255 at March 31, 2011.

Delta had working capital of $835,107 and total stockholders’ equity of $2,154,280 as of March 31, 2011. Working capital excluding non-cash accrued stock dividends of $855,000 was $1,690,107 as of March 31, 2011.

Net cash provided by operating activities was $331,351 during the three months ended March 31, 2011, which was derived primarily from net income of $16,700 and non-cash expenses of $220,649, including stock-based compensation of $127,500 and depreciation of $93,149.  Accounts receivable decreased by $271,618 and accounts payable decreased by $231,936.  Net cash provided by operating activities was $754,347 during the three months ended March 31, 2010, which was derived from a net loss of $667,722, offset primarily by non-cash expenses of $951,052 including stock-based compensation of $847,750 and depreciation of $103,302, and a decrease in inventories of $513,304.

Net cash used in investing activities during the three months ended March 31, 2011 was $114,056, compared to $58,583 during the three months ended March 31, 2010. Net cash used in investing activities during the three months ended March 31, 2011 was primarily for the purchase of property and equipment for $118,249. Net cash used by investing activities during the three months ended March 31, 2010 was for the purchase of property and equipment for $58,583.

Net cash used in financing activities during the three months ended March 31, 2011 was $113,343 due to principal payments on debt of $138,343 offset by borrowings under lines of credit of $25,000. Net cash used in financing activities during the three months ended March 31, 2010 was $311,241, due to principal payments on debt of $160,441, repayment of loans from related parties of $120,000, and net repayments under lines of credit of $30,800.

Off-Balance Sheet Arrangements

As of March 31, 2011 and December 31, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2011, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

For the three months ended March 31, 2011 there were no material changes from risk factors as disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

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
May 13, 2011

By /s/ Sherry L. McKinzey
Sherry L. McKinzey
Director, Chief Financial Officer, and Vice-President
May 13, 2011