Form 10-Q
period 2011-06-30
Delta Seaboard International, Inc.
filed 2011-08-15
CIK 1300524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

The number of shares outstanding of each of the issuer’s classes of equity as of August 15, 2011 is 70,892,250 shares of common stock and 3,769,626 shares of preferred stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

DELTA SEABOARD INTERNATIONAL, INC.
Consolidated Balance Sheets (Unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$30,943	$24,672
Certificate of deposit	250,000	250,000
Trading securities	252	6,772
Accounts receivable, less allowance for doubtful accounts
of $55,087	1,588,291	1,547,434
Inventories	2,459,541	2,443,720
Prepaid expenses and other current assets	289,169	202,012
Total current assets	4,618,196	4,474,610

Property and equipment, net of accumulated depreciation	1,649,671	1,588,303
Other assets	6,500	50,025
Total assets	$6,274,367	$6,112,938
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$690,616	$803,897
Bank overdrafts	155,109	-
Dividends payable	915,000	795,000
Short-term notes payable	222,700	91,183
Current installments of long-term debt	1,924,785	1,955,840
Total current liabilities	3,908,210	3,645,920

Long-term debt, less current installments	279,049	396,938
Total liabilities	4,187,259	4,042,858

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares;
3,769,626 shares issued and outstanding	377	377
Common stock, $0.0001 par value, authorized 195,000,000 shares;
70,892,250 and 68,342,250 shares issued and outstanding, respectively	7,089	6,834
Additional paid-in capital	4,277,438	4,150,193
Accumulated deficit	(2,197,796)	(2,087,324)
Total stockholders' equity	2,087,108	2,070,080
Total liabilities and stockholders' equity	$6,274,367	$6,112,938
The accompanying notes are an integral part of these unaudited consolidated financial statements.

DELTA SEABOARD INTERNATIONAL, INC.
Consolidated Statements of Operations (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$2,586,998	$2,045,082	$5,209,697	$4,283,740

Costs and expenses:
Cost of sales	1,236,257	1,038,808	2,302,768	2,406,385
Selling, general and administrative	1,352,043	1,166,827	2,860,492	3,382,539
Total operating expenses	2,588,300	2,205,635	5,163,260	5,788,924

Operating income (loss)	(1,302)	(160,553)	46,437	(1,505,184)

Other income (expenses):
Lawsuit settlement		-	-	700,000
Bankruptcy settlement	-	76,710		76,710
Unrealized gains (losses) on trading securities	58	(5,398)	(35)	(6,017)
Realized losses on trading securities	-	-	(2,247)	-
Interest expense	(35,699)	(44,899)	(75,534)	(85,265)
Other income	34,632	4,450	52,144	27,742
Total other income (expense)	(1,009)	30,863	(25,672)	713,170

Income (loss) before income tax	(2,311)	(129,690)	20,765	(792,014)
Income tax expense	4,861	4,878	11,237	10,276
Net income (loss)	$(7,172)	$(134,568)	$9,528	$(802,290)
Preferred dividends:
Regular dividends	(60,000)	(60,000)	(120,000)	(120,000)
Net loss applicable to common shareholders	$(67,172)	$(194,568)	$(110,472)	$(922,290)

Net income (loss) per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares - basic and diluted	70,892,250	68,342,250	70,849,985	63,614,450
The accompanying notes are an integral part of these unaudited consolidated financial statements.

DELTA SEABOARD INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$9,528	$(802,290)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	204,385	200,311
Share-based compensation	127,500	858,750
Realized losses on trading securities	2,247	-
Unrealized losses on trading securities	35	6,017
Changes in operating assets and liabilities:
Accounts receivable	(40,857)	(61,638)
Inventories	(15,821)	593,835
Prepaid expenses and other current assets	157,813	133,679
Other assets	(4,484)	-
Accounts payable and accrued expenses	(113,280)	(43,774)
Net cash provided by operating activities	327,066	884,890

Cash flows from investing activities:
Proceeds from sale of trading securities	4,238	-
Purchase of trading securities	-	(389)
Investment in certificate of deposit	-	(500,000)
Purchase of property and equipment	(217,744)	(93,182)
Net cash used in investing activities	(213,506)	(593,571)

Cash flows from financing activities:
Advances repaid to officer	-	(120,000)
Bank overdrafts	155,109	-
Net borrowings (repayments) under lines of credit agreements and short-term notes	(25,000)	119,199
Principal payments on debt	(237,398)	(263,455)
Net cash used in financing activities	(107,289)	(264,256)

Net increase in cash and cash equivalents	6,271	27,063
Cash and cash equivalents at beginning of period	24,672	27,086
Cash and cash equivalents at end of period	$30,943	$54,149
Supplemental schedule of cash flow information:
Interest paid	$75,534	$85,265
Taxes paid	$36,000	$-
Non-cash investing and financing transactions:
Dividends declared and unpaid	$120,000	$120,000
Financing of prepaid insurance	$244,970	$250,753
Fixed assets placed in service reclassified from other assets	$48,009	$-
Issuance of common stock to convert promissory note due to American International Industries, Inc.	$-	$872,352
Forgiveness of accounts payable to shareholder as contribution of capital	$-	$42,131
Accounts payable and dividends payable assumed in reverse merger transaction	$-	$709,552
Short-term debt assumed in reverse merger transaction	$-	$802,063
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

Principles of Consolidation

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

Net Income (Loss) Per Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during a period. Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

For the three and six month periods ended June 30, 2011 and 2010, preferred shares convertible into 3,769,626 common shares were excluded from the diluted earnings per share calculation for all periods because their effect would have been anti-dilutive.

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

Delta evaluates the tax benefits from uncertain positions and determines if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of June 30, 2011, Delta had not recorded any tax benefits from uncertain tax positions.

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

Delta believes that the fair value of its financial instruments comprising cash, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by Delta on its notes payable approximate market rates.  The fair values of Delta's Level 1 financial assets, trading securities that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security.  As of June 30, 2011, Delta did not have any significant Level 2 or 3 financial assets or liabilities.  The following table provides fair value measurement information for Delta's trading securities:

	As of June 30, 2011
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$252	$252	$-	$-	$-

Subsequent Events

Delta has evaluated all subsequent events from June 30, 2011 through the issuance date of the consolidated financial statements.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 - Inventories

Inventories consisted of the following:
	June 30, 2011	December 31, 2010
Finished goods	$2,459,541	$2,443,720
Less reserve	-	-
	$2,459,541	$2,443,720

Note 3 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	June 30, 2011	December 31, 2010
Building and improvements	20	$52,823	$44,558
Machinery and equipment	7-15	3,593,735	3,336,247
Office equipment and furniture	7	137,696	137,696
Automobiles	5	724,013	724,013
		4,508,267	4,242,514
Less accumulated depreciation		(2,858,596)	(2,654,211)
Net property and equipment		$1,649,671	$1,588,303

During the six months ended June 30, 2011, assets of $48,009 were placed in service and reclassed from other assets to property and equipment.

Depreciation expense for the three and six months ended June 30, 2011 and 2010 was $111,236, $97,009, $204,385, and $200,311, respectively.

Note 4 - Short-term Notes Payable
	June 30, 2011	December 31, 2010
Insurance note payable with interest at 4.99%, principal and interest due in monthly payments of $22,796 through May 1, 2011	$-	$91,183
Insurance note payable with interest at 4.79%, principal and interest due in monthly payments of $22,270 through May 1, 2012	222,700	-
	$222,700	$91,183

Note 5 - Long-term Debt

	June 30, 2011	December 31, 2010
Note payable to a bank, which allows Delta to borrow up to $2,700,000, due in monthly payments of interest only, with interest at prime floating rate, with the principal balance due April 30, 2012, secured by assets of Delta (a)	$1,633,527	$1,658,527
Note payable due in monthly payments of $19,373, including interest at 6%, through March 2013, secured by assets of Delta	476,894	571,013
Note payable to a bank, due in monthly payments of $6,120, including interest at 8.25%, through August 9, 2012, secured by assets of Delta	86,571	108,442
Other secured notes with various terms	6,842	14,796
	2,203,834	2,352,778
Less current portion	(1,924,785)	(1,955,840)
	$279,049	$396,938

(a) During the three months ended June 30, 2011, this line of credit was renewed and the limit was increased from $2,000,000 to $2,700,000.

Principal repayment provisions of long-term debt are as follows at June 30, 2011:

2011	$149,521
2012	1,896,568
2013	157,745
Total	$2,203,834

Note 6 - Concentration of Credit Risk

Trade accounts receivable subject Delta to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, Delta performs ongoing evaluations of its customers' financial condition but generally does not require collateral. As of and during the six months ended June 30, 2011, Delta had one customer that accounted for 14% of revenues and 22% of trade accounts receivable, and one customer that accounted for 11% of trade accounts receivable.

Note 7 - Income Taxes

The components of the income tax provision for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
Current:
Federal	$-	$-	$-	$-
State	4,861	4,878	11,237	10,276
Total current	4,861	4,878	11,237	10,276

Deferred:
Federal	-	-	-	-
State	-	-	-	-
Total deferred	-	-	-	-

Total income tax provision	$4,861	$4,878	$11,237	$10,276

The following table sets forth a reconciliation of the statutory federal income tax for the three and six months ended June 30, 2011 and 2010:

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
Income tax expense (benefit) computed at statutory rate	$(786)	$(44,095)	$7,060	$(269,285)
Share-based compensation	-	3,740	43,350	291,975
Meals and entertainment	1,837	7,895	5,092	9,572
Other	-	210	-	227
Change in valuation allowance	(1,051)	32,250	(55,502)	(32,489)
Texas Margin Tax	4,861	4,878	11,237	10,276
	$4,861	$4,878	$11,237	$10,276

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liabilities. Significant components of the deferred tax asset and liability as of June 30, 2011 and December 31, 2010 are set out below:

	June 30, 2011	December 31, 2010
Deferred Tax Assets:
Net operating loss carryforward	$403,337	$478,916
Book depreciation in excess of tax	12,915	25,830
Other	2,465	4,832
Total deferred tax assets	418,717	509,578

Deferred Tax Liabilities:
Unrealized gains on trading securities	-	-
Total deferred tax liabilities	-	-

Valuation allowance	(418,717)	(509,578)
Net deferred tax asset	$-	$-

Delta has loss carryforwards totaling $1,245,334 available at June 30, 2011 that may be offset against future taxable income.  If not used, the carryforwards will expire as follows:

Operating Losses
Amount	Expires
$1,186,286	2029
59,048	2030
$1,245,334

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

Delta Seaboard Well Service, Inc. v. Houstoun, Woodard, Eason, Gentle Tomforde and Anderson, Inc., D/B/A Insurance Alliance and Robert Holman (“Broker Lawsuit”). On February 19, 2010, Delta settled its claims in the Broker Lawsuit and received $700,000, which is included in other income for the six months ended June 30, 2010.

Wintech Partners, LLC ("Wintech"), a company owned by the noncontrolling interest owners of Delta, owns 100% of Delta's Houston facilities and is responsible for the associated $1,750,000 note payable. Delta pays rent to Wintech by paying the 5.75% interest due on the note payable along with the monthly lease payments of $9,250, which expire on June 30, 2012. Delta also has a 5,000 square foot office and warehouse facility in Louisiana which is leased from Wintech at an annual rental of $18,000.

Future minimum lease payments are as follows:
Amount
Year December 31, 2011	$114,813
Year December 31, 2012	174,125
$288,938

Note 9 - Equity

On January 4, 2011, Delta issued 2,550,000 restricted shares of common stock for services valued at $127,500.  During the six months ended June 30, 2011, preferred dividends of $120,000 were accrued and unpaid.

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

Note 10 - Subsequent Events

On June 29, 2011, Delta entered into an agreement, with an effective date of July 1, 2011, with Vision Opportunity Master Fund, Ltd. (“VOMF”), pursuant to which VOMF agreed to convert 3,769,626 shares of the Company’s preferred stock, constituting all of Delta’s outstanding preferred stock, into 3,769,626 shares of common stock and also agreed to waive all accrued dividends payable on the preferred stock. In consideration for the conversion, Delta agreed to pay VOMF total consideration of $250,000, $50,000 of which was paid on July 1, 2011, and the $200,000 remainder is due and payable at the rate of $20,000 per month.  If Delta elects to prepay VOMF $175,000 before the end of business on September 30, 2011, VOMF will consider this amount as full consideration for the payment of this note.  If Delta fails to timely make the monthly payments, VOMF has the option to maintain ownership of the preferred stock, retain any and all previously paid installments, terminate the agreement, and not have waived the dividends.  It is the intent of Delta to make full payment to VOMF by September 30, 2011.

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

Results of Operations for Delta

Three and Six Months Ended June 30, 2011 Compared to the Three and Six Months ended June 30, 2010

During the three months ended June 30, 2011, Delta had revenues of $2,586,998, compared to $2,045,082 during the three-month period ended June 30, 2010, representing an increase of $541,916, or 26.5%. During the six months ended June 30, 2011, Delta had revenues of $5,209,697, compared to $4,283,740 during the six-month period ended June 30, 2010, representing an increase of $925,957, or 21.6%.  Rig service revenues increased for the three and six months ended June 30, 2011, compared to the same period in the prior year by $477,126 and $645,563, respectively.  Rig service revenues have increased due to major maintenance on two rigs during 2010.  These rigs are operating in 2011.  Pipe sales increased for the three and six months ended June 30, 2011, compared to the same period in the prior year by $64,790 and $280,394, respectively.

Operating expenses increased by $382,665, to $2,588,300 for the three months ended June 30, 2011, compared to operating expenses of $2,205,635 for the three months ended June 30, 2010. Operating expenses increased due to higher rig service and pipe revenues.  Operating expenses decreased by $625,664, to $5,163,260 for the six months ended June 30, 2011, compared to operating expenses of $5,788,924 for the six months ended June 30, 2010.  Cost of sales for the six months ended June 30, 2011 was $2,302,768, compared to $2,406,385 during the same period in the prior year, a decrease of $103,617.  Margins on pipe sales were 27% for the six months ended June 30, 2011, compared to 17% for the six months ended June 30, 2010. The increase in margins was due to the sale of high-priced pipe from inventory during the six months ended June 30, 2010. General and administrative expenses were $2,860,492 for the six months ended June 30, 2011, compared to $3,382,539 for the six-month period ended June 30, 2010, a decrease of $522,047 from the prior period.  For the six months ended June 30, 2010, general and administrative expenses include non-cash stock-based compensation of $858,790 primarily to the executive officers of Delta Seaboard in consideration for extending their employment agreements (as described in Note 1).  Non-cash stock-based compensation for the six months ended June 30, 2011 was $127,500.  General and administrative expenses related to rig service revenues have increased as a result of the increase in revenues during the six months ended June 30, 2011, compared to the six months ended June 30, 2010.

Delta had an operating loss of $1,302 during the three months ended June 30, 2011, compared to $160,553 during the three months ended June 30, 2010, an improvement of $159,251 from the prior period. Delta had operating income of $46,437 during the six months ended June 30, 2011, compared to an operating loss of $1,505,184 during the six months ended June 30, 2010, an improvement of $1,551,621 from the prior period.

Other expenses during the three month period ended June 30, 2011 were $1,009, compared to other income of $30,863 during the same period in the prior year, a decrease of $31,872 from the prior period. Other expenses during the six-month period ended June 30, 2011 were $25,672, compared to other income of $713,170 during the same period in the prior year, a decrease of $738,842 from the prior period. Other income for the six months ended June 30, 2010 included the receipt of a $700,000 cash settlement for its claims in an insurance lawsuit (as described in greater detail in Note 8).  Other income for the three and six months ended June 30, 2010 included $76,710 for a bankruptcy settlement with one of Delta's customers.

Delta had a net loss of $7,172 for the three months ended June 30, 2011, compared to a net loss of $134,568 for the three months ended June 30, 2010, an improvement of $127,396 from the prior period.  Delta had  net income of $9,528 for the six months ended June 30, 2011, compared to a net loss of $802,290 for the six months ended June 30, 2010, an improvement of $811,818 from the prior period.

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

Capital expenditures for the three months ended June 30, 2011 were $217,744 compared to $93,182 for the three months ended June 30, 2010. The Company has no major capital expenditure commitments for the next 12 months.

We believe that our cash on hand, operating cashflows, and credit facilities will be sufficient to fund our operations, service our debt, and fund planned capital expenditures for at least 12 months from the date of this report.

As of June 30, 2011, Delta had total assets of $6,274,367, consisting primarily of $4,618,196 in current assets and $1,649,671 in property and equipment. Delta had $1,588,291 in accounts receivable and $2,459,541 in inventories as of June 30, 2011, which were included in current assets.

As of June 30, 2011, Delta had total liabilities of $4,187,259, of which $3,908,210 were current liabilities. As of June 30, 2011, Delta's current liabilities consisted of $690,616 in accounts payable, non-cash accrued stock dividends of $915,000, bank overdrafts of $155,109, $222,700 in short-term debt, and $1,924,785 in current installments of long-term debt, of which $1,633,527 is for Delta's line of credit with its bank. This line of credit has historically been renewed prior to the due date for a period of 18 to 24 months. Long-term debt, less current installments was $279,049 at June 30, 2011.

Delta had working capital of $709,986 and total stockholders’ equity of $2,087,108 as of June 30, 2011. Working capital excluding non-cash accrued stock dividends of $915,000 was $1,624,986 as of June 30, 2011.

Net cash provided by operating activities was $327,066 during the six months ended June 30, 2011, which was derived primarily from net income of $9,528 and non-cash expenses of $331,885, including stock-based compensation of $127,500 and depreciation of $204,385.  Accounts receivable increased by $40,857 and accounts payable decreased by $113,280.  Net cash provided by operating activities was $884,890 during the six months ended June 30, 2010, which was derived from a net loss of $802,290 offset primarily by non-cash expenses of $1,059,061 including stock-based compensation of $858,750 and depreciation of $200,311, and a decrease in inventories of $593,835.

Net cash used in investing activities during the six months ended June 30, 2011 was $213,506, compared to $593,571 during the six months ended June 30, 2010. Net cash used in investing activities during the six months ended June 30, 2011 was primarily for the purchase of property and equipment for $217,744.  Net cash used by investing activities during the six months ended June 30, 2010 was primarily for the purchase of property and equipment for $93,182 and the investment in a certificate of deposit of $500,000.

Net cash used in financing activities during the six months ended June 30, 2011 was $107,289 due to principal payments on debt of $237,398 and net repayments under lines of credit of $25,000, offset by bank overdrafts of $155,109.  Net cash used in financing activities during the six months ended June 30, 2010 was $264,256, due to principal payments on debt of $263,455, repayment of loans from related parties of $120,000, offset by net borrowings under lines of credit of $119,199.

Off-Balance Sheet Arrangements

As of June 30, 2011 and December 31, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2011, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS

For the six months ended June 30, 2011 there were no material changes from risk factors as disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Exhibit No.	Description
31.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

By /s/ Daniel Dror
Daniel Dror
Chief Executive Officer, President, and Chairman
August 15, 2011

By /s/ Sherry L. McKinzey
Sherry L. McKinzey
Director, Chief Financial Officer, and Vice-President
August 15, 2011