Form 10-Q
period 2011-09-30
Delta Seaboard International, Inc.
filed 2011-11-14
CIK 1300524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

The number of shares outstanding of each of the issuer’s classes of equity as of November 14, 2011 is 70,892,250 shares of common stock and 3,769,626 shares of preferred stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

DELTA SEABOARD INTERNATIONAL, INC.
Consolidated Balance Sheets (Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$53,286	$24,672
Certificate of deposit	-	250,000
Trading securities	114	6,772
Accounts receivable, less allowance for doubtful accounts
of $55,087	1,822,552	1,547,434
Inventories	2,529,487	2,443,720
Prepaid expenses and other current assets	246,575	202,012
Total current assets	4,652,014	4,474,610

Property and equipment, net of accumulated depreciation	1,712,257	1,588,303
Other assets	6,500	50,025
Total assets	$6,370,771	$6,112,938
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$990,634	$803,897
Bank overdrafts	32,133	-
Dividends payable	975,000	795,000
Short-term notes payable	295,890	91,183
Current installments of long-term debt	1,972,149	1,955,840
Total current liabilities	4,265,806	3,645,920

Long-term debt, less current installments	273,449	396,938
Total liabilities	4,539,255	4,042,858

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares;
3,769,626 shares issued and outstanding	377	377
Common stock, $0.0001 par value, authorized 195,000,000 shares;
70,892,250 and 68,342,250 shares issued and outstanding, respectively	7,089	6,834
Additional paid-in capital	4,277,438	4,150,193
Accumulated deficit	(2,453,388)	(2,087,324)
Total stockholders' equity	1,831,516	2,070,080
Total liabilities and stockholders' equity	$6,370,771	$6,112,938
The accompanying notes are an integral part of these unaudited consolidated financial statements.

DELTA SEABOARD INTERNATIONAL, INC.
Consolidated Statements of Operations (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$2,941,919	$2,424,500	$8,151,616	$6,708,240

Costs and expenses:
Cost of sales	1,205,629	1,165,404	3,508,397	3,571,789
Selling, general and administrative	1,683,782	1,192,225	4,544,274	4,574,764
Total operating expenses	2,889,411	2,357,629	8,052,671	8,146,553

Gain on sale of equipment	37,000	-	37,000	-

Operating income (loss)	89,508	66,871	135,945	(1,438,313)

Other income (expenses):
Interest and dividend income	-	5,000	-	5,000
Lawsuit settlement	-	-	-	700,000
Bankruptcy settlement	-	-	-	76,710
Unrealized losses on trading securities	(767)	(1,503)	(802)	(7,520)
Realized losses on trading securities	-	-	(2,247)	-
Interest expense	(38,802)	(31,726)	(114,336)	(116,991)
Other income	14,492	5,137	66,636	32,879
Total other income (expense)	(25,077)	(23,092)	(50,749)	690,078

Income (loss) before income tax	64,431	43,779	85,196	(748,235)
Income tax expense	10,023	885	21,260	11,161
Net income (loss)	$54,408	$42,894	$63,936	$(759,396)
Preferred dividends:
Deemed dividends	(250,000)	-	(250,000)	-
Regular dividends	(60,000)	(60,000)	(180,000)	(180,000)
Net loss applicable to common shareholders	$(255,592)	$(17,106)	$(366,064)	$(939,396)

Net income (loss) per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares - basic and diluted	70,892,250	68,342,250	70,864,228	65,207,702
The accompanying notes are an integral part of these unaudited consolidated financial statements.

DELTA SEABOARD INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$63,936	$(759,396)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	302,829	297,325
Share-based compensation	127,500	858,750
Realized losses on trading securities	2,247	-
Unrealized losses on trading securities	802	7,520
Gain on sale of assets	(37,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(275,118)	252,236
Inventories	(85,767)	287,872
Prepaid expenses and other current assets	200,407	198,368
Other assets	(4,484)	-
Accounts payable and accrued expenses	186,737	19,126
Net cash provided by operating activities	482,089	1,161,801

Cash flows from investing activities:
Proceeds from sale of trading securities	3,609	-
Purchase of trading securities	-	(975)
Redemption of certificate of deposit	250,000	50,000
Investment in certificate of deposit	-	(500,000)
Proceeds from the sale of property and equipment	37,000	-
Purchase of property and equipment	(302,822)	(130,218)
Net cash used in investing activities	(12,213)	(581,193)

Cash flows from financing activities:
Advances repaid to officer	-	(120,000)
Loans to related parties	-	(75,754)
Bank overdrafts	32,133	-
Net borrowings under lines of credit agreements and short-term notes	15,000	63,620
Payment of deemed dividends on VOMF settlement	(50,000)	-
Principal payments on debt	(438,395)	(398,010)
Net cash used in financing activities	(441,262)	(530,144)

Net increase in cash and cash equivalents	28,614	50,464
Cash and cash equivalents at beginning of period	24,672	27,086
Cash and cash equivalents at end of period	$53,286	$77,550
Supplemental schedule of cash flow information:
Interest paid	$114,336	$116,991
Taxes paid	$36,000	$9,476
Non-cash investing and financing transactions:
Dividends declared and unpaid	$180,000	$180,000
Financing of prepaid insurance	$244,970	$250,753
Financing of fixed assets	$75,952	$-
VOMF settlement recorded as deemed dividend	$250,000	$-
Fixed assets placed in service reclassified from other assets	$48,009	$-
Issuance of common stock to convert promissory note due to American International Industries, Inc.	$-	$872,352
Forgiveness of accounts payable to shareholder as contribution of capital	$-	$42,131
Accounts payable and dividends payable assumed in reverse merger transaction	$-	$709,552
Short-term debt assumed in reverse merger transaction	$-	$802,063
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

For the three and nine month periods ended September 30, 2011 and 2010, preferred shares convertible into 3,769,626 common shares were excluded from the diluted earnings per share calculation for all periods because their effect would have been anti-dilutive.

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

Delta evaluates the tax benefits from uncertain positions and determines if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of September 30, 2011, Delta had not recorded any tax benefits from uncertain tax positions.

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

Delta believes that the fair value of its financial instruments comprising cash, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by Delta on its notes payable approximate market rates.  The fair values of Delta's Level 1 financial assets, trading securities that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security.  As of September 30, 2011, Delta did not have any significant Level 2 or 3 financial assets or liabilities.  The following table provides fair value measurement information for Delta's trading securities:

	As of September 30, 2011
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$114	$114	$-	$-	$-

Subsequent Events

Delta has evaluated all subsequent events from September 30, 2011 through the issuance date of the consolidated financial statements for subsequent event disclosure consideration.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 - Inventories

Inventories consisted of the following:
	September 30, 2011	December 31, 2010
Finished goods	$2,529,487	$2,443,720
Less reserve	-	-
	$2,529,487	$2,443,720

Note 3 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	September 30, 2011	December 31, 2010
Building and improvements	20	$52,823	$44,558
Machinery and equipment	7-15	3,678,814	3,336,247
Office equipment and furniture	7	137,696	137,696
Automobiles	5	759,131	724,013
		4,628,464	4,242,514
Less accumulated depreciation		(2,916,207)	(2,654,211)
Net property and equipment		$1,712,257	$1,588,303

During the nine months ended September 30, 2011, assets of $48,009 were placed in service and reclassified from other assets to property and equipment.

Depreciation expense for the three and nine months ended September 30, 2011 and 2010 was $98,444, $97,014, $302,829, and $297,325, respectively.

Note 4 - Short-term Notes Payable
	September 30, 2011	December 31, 2010
Insurance note payable with interest at 4.99%, principal and interest due in monthly payments of $22,796 through May 1, 2011	$-	$91,183
Insurance note payable with interest at 4.79%, principal and interest due in monthly payments of $22,270 through May 1, 2012	155,890	-
Note payable with interest at 0.00%, principal due in monthly payments of $20,000 through April 20, 2012 (a)	140,000
	$295,890	$91,183

(a) On June 29, 2011, Delta entered into an agreement, with an effective date of July 1, 2011, with Vision Opportunity Master Fund, Ltd. (“VOMF”), pursuant to which VOMF agreed to convert 3,769,626 shares of the Company’s preferred stock, constituting all of Delta’s outstanding preferred stock, into 3,769,626 shares of common stock and also agreed to waive all accrued dividends payable on the preferred stock. In consideration for the conversion, Delta agreed to pay VOMF total consideration of $250,000, $50,000 of which was paid on July 1, 2011, and the $200,000 remainder is due and payable at the rate of $20,000 per month.  If Delta elects to prepay VOMF $120,000 of the balance due on or before the end of business on November 15, 2011, VOMF will consider this amount as full consideration for the payment of this note.  If Delta fails to timely make the monthly payments, VOMF has the option to maintain ownership of the preferred stock, retain any and all previously paid installments, terminate the agreement, and not have waived the dividends.  It is the intent of Delta to make full payment to VOMF by November 15, 2011.

Note 5 - Long-term Debt

	September 30, 2011	December 31, 2010
Note payable to a bank, which allows Delta to borrow up to $2,700,000, due in monthly payments of interest only, with interest at prime floating rate, with the principal balance due April 30, 2012, secured by assets of Delta (a)	$1,673,527	$1,658,527
Note payable due in monthly payments of $19,373, including interest at 6%, through March 2013, secured by assets of Delta	431,241	571,013
Note payable to a bank, due in monthly payments of $6,120, including interest at 8.25%, through August 9, 2012, secured by assets of Delta	64,464	108,442
Other secured notes with various terms, secured by assets of Delta	76,366	14,796
	2,245,598	2,352,778
Less current portion	(1,972,149)	(1,955,840)
	$273,449	$396,938

(a) During the three months ended September 30, 2011, this line of credit was renewed and the limit was increased from $2,000,000 to $2,700,000.

Principal repayment provisions of long-term debt are as follows at September 30, 2011:

2011	$76,597
2012	1,955,411
2013	182,735
2014	18,988
2015	11,867
Total	$2,245,598

Note 6 - Concentration of Credit Risk

Trade accounts receivable subject Delta to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, Delta performs ongoing evaluations of its customers' financial condition but generally does not require collateral. As of and during the nine months ended September 30, 2011, Delta had one customer that accounted for 11% of revenues, one customer that accounted for 18% of trade accounts receivable, and one customer that accounted for 12% of trade accounts receivable.

Note 7 - Income Taxes

The components of the income tax provision for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
Current:
Federal	$-	$-	$-	$-
State	10,023	885	21,260	11,161
Total current	10,023	885	21,260	11,161

Deferred:
Federal	-	-	-	-
State	-	-	-	-
Total deferred	-	-	-	-

Total income tax provision	$10,023	$885	$21,260	$11,161

The following table sets forth a reconciliation of the statutory federal income tax for the three and nine months ended September 30, 2011 and 2010:

	Three Months ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
Income tax expense (benefit) computed at statutory rate	$21,907	$14,885	$28,967	$(254,400)
Share-based compensation	-	-	43,350	291,975
Meals and entertainment	3,742	4,259	8,834	13,831
Other	-	-	-	227
Change in valuation allowance	(25,649)	(19,144)	(81,151)	(51,633)
Texas margin tax	10,023	885	21,260	11,161
	$10,023	$885	$21,260	$11,161

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liabilities. Significant components of the deferred tax asset and liability as of September 30, 2011 and December 31, 2010 are set out below:

	September 30, 2011	December 31, 2010
Deferred Tax Assets:
Net operating loss carryforward	$377,689	$478,916
Book depreciation in excess of tax	17,954	25,830
Other	3,065	4,832
Total deferred tax assets	398,708	509,578

Valuation allowance	(398,708)	(509,578)
Net deferred tax asset	$-	$-

Delta has loss carryforwards totaling $1,993,543 available at September 30, 2011 that may be offset against future taxable income.  If not used, the carryforwards will expire as follows:

Operating Losses
Amount	Expires
$1,110,849	2029
882,694	2030
$1,993,543

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

Delta Seaboard Well Service, Inc. v. Houstoun, Woodard, Eason, Gentle Tomforde and Anderson, Inc., D/B/A Insurance Alliance and Robert Holman (“Broker Lawsuit”). On February 19, 2010, Delta settled its claims in the Broker Lawsuit and received $700,000, which is included in other income for the nine months ended September 30, 2010.

Wintech Partners, LLC ("Wintech"), a company owned by the noncontrolling interest owners of Delta, owns 100% of Delta's Houston facilities and is responsible for the associated $1,750,000 note payable. Delta pays rent to Wintech by paying the 5.75% interest due on the note payable. Delta also has a 5,000 square foot office and warehouse facility in Louisiana which is leased from Wintech at an annual rental of $18,000.

Future minimum lease payments are as follows:
Amount
Year December 31, 2011	$33,300
Year December 31, 2012	77,700
Year December 31, 2013	11,100
$122,100

Note 9 - Equity

On January 4, 2011, Delta issued 2,550,000 restricted shares of common stock for services valued at $127,500.  During the nine months ended September 30, 2011, preferred dividends of $180,000 were accrued and unpaid.

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

On June 29, 2011, Delta entered into an agreement, with an effective date of July 1, 2011, with Vision Opportunity Master Fund, Ltd. (“VOMF”), pursuant to which VOMF agreed to convert 3,769,626 shares of the Company’s preferred stock, constituting all of Delta’s outstanding preferred stock, into 3,769,626 shares of common stock and also agreed to waive all accrued dividends payable on the preferred stock. In consideration for the conversion, Delta agreed to pay VOMF total consideration of $250,000, $50,000 of which was paid on July 1, 2011, and the $200,000 remainder is due and payable at the rate of $20,000 per month.  In September 2011, Delta and VOMF entered into an agreement wherby if Delta elects to prepay VOMF $120,000 of the balance due on or before the end of business on November 15, 2011, VOMF will consider this amount as full consideration for the payment of this note.  If Delta fails to timely make the monthly payments, VOMF has the option to maintain ownership of the preferred stock, retain any and all previously paid installments, terminate the agreement, and not have waived the dividends.  It is the intent of Delta to make full payment to VOMF by November 15, 2011.  The consideration of $250,000 has been recorded as a deemed dividend.

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

Results of Operations for Delta

Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months ended September 30, 2010

During the three months ended September 30, 2011, Delta had revenues of $2,941,919, compared to $2,424,500 during the three-month period ended September 30, 2010, representing an increase of $517,419, or 21.3%. During the nine months ended September 30, 2011, Delta had revenues of $8,151,616, compared to $6,708,240 during the nine-month period ended September 30, 2010, representing an increase of $1,443,376, or 21.5%.  Rig service revenues increased for the three and nine months ended September 30, 2011, compared to the same period in the prior year by $551,994 and $1,207,556, respectively.  Rig service revenues have increased due to major maintenance on two rigs during 2010.  These rigs are operating in 2011.  Pipe sales decreased for the three months ended September 30, 2011, compared to the same period in the prior year by $34,575.   Pipe sales increased for the nine months ended September 30, 2011, compared to the same period in the prior year by $235,820.

Operating expenses increased by $531,782, to $2,889,411 for the three months ended September 30, 2011, compared to operating expenses of $2,357,629 for the three months ended September 30, 2010. Operating expenses increased due to higher rig service.  Operating expenses decreased by $93,882, to $8,052,671 for the nine months ended September 30, 2011, compared to operating expenses of $8,146,553 for the nine months ended September 30, 2010.  Cost of sales for the nine months ended September 30, 2011 was $3,508,397, compared to $3,571,789 during the same period in the prior year, a decrease of $63,392.  Margins on pipe sales were 26.9% for the nine months ended September 30, 2011, compared to 21.8% for the nine months ended September 30, 2010. The increase in margins was due to the sale of high-priced pipe from inventory during the nine months ended September 30, 2010. General and administrative expenses were $4,544,274 for the nine months ended September 30, 2011, compared to $4,574,764 for the nine-month period ended September 30, 2010, a decrease of $30,490 from the prior period.  For the nine months ended September 30, 2010, general and administrative expenses include non-cash stock-based compensation of $858,790 primarily to the executive officers of Delta Seaboard in consideration for extending their employment agreements (as described in Note 1).  Non-cash stock-based compensation for the nine months ended September 30, 2011 was $127,500.  General and administrative expenses related to rig service revenues have increased as a result of the increase in revenues during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010.

Delta had operating income of $89,508 during the three months ended September 30, 2011, compared to $66,871 during the three months ended September 30, 2010, an increase of $22,363 from the prior period. Delta had operating income of $135,945 during the nine months ended September 30, 2011, compared to an operating loss of $1,438,313 during the nine months ended September 30, 2010, an improvement of $1,574,258 from the prior period.

Other expenses during the three month period ended September 30, 2011 were $25,077, compared to $23,092 during the same period in the prior year, an increase of $1,985 from the prior period. Other expenses during the nine-month period ended September 30, 2011 were $50,749, compared to other income of $690,078 during the same period in the prior year, a decrease of $740,827 from the prior period. Other income for the nine months ended September 30, 2010 included the receipt of a $700,000 cash settlement for its claims in an insurance lawsuit (as described in greater detail in Note 8).  Other income for the nine months ended September 30, 2010 included $76,710 for a bankruptcy settlement with one of Delta's customers.

Delta had net income of $54,408 for the three months ended September 30, 2011, compared to $42,894 for the three months ended September 30, 2010, an improvement of $11,514 from the prior period.  Delta had  net income of $63,936 for the nine months ended September 30, 2011, compared to a net loss of $759,396 for the nine months ended September 30, 2010, an improvement of $823,332 from the prior period.

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

Capital expenditures for the nine months ended September 30, 2011 were $302,822 compared to $130,218 for the nine months ended September 30, 2010. The Company has no major capital expenditure commitments for the next 12 months.

We believe that our cash on hand, operating cashflows, and credit facilities will be sufficient to fund our operations, service our debt, and fund planned capital expenditures for at least 12 months from the date of this report.

As of September 30, 2011, Delta had total assets of $6,370,771, consisting primarily of $4,652,014 in current assets and $1,712,257 in property and equipment. Delta had $1,822,552 in accounts receivable and $2,529,487 in inventories as of September 30, 2011, which were included in current assets.

As of September 30, 2011, Delta had total liabilities of $4,539,255, of which $4,265,806 were current liabilities. As of September 30, 2011, Delta's current liabilities consisted of $990,634 in accounts payable, non-cash accrued stock dividends of $975,000, bank overdrafts of $32,133, $295,890 in short-term debt, and $1,972,149 in current installments of long-term debt, of which $1,673,527 is for Delta's line of credit with its bank. This line of credit has historically been renewed prior to the due date for a period of 18 to 24 months. Long-term debt, less current installments was $273,449 at September 30, 2011.

Delta had working capital of $386,208 and total stockholders’ equity of $1,831,516 as of September 30, 2011. Working capital excluding non-cash accrued stock dividends of $975,000 was $1,361,208 as of September 30, 2011.

Net cash provided by operating activities was $482,089 during the nine months ended September 30, 2011, which was derived primarily from net income of $63,936 and non-cash expenses of $430,329, including stock-based compensation of $127,500 and depreciation of $302,829.  Accounts receivable increased by $275,118 and accounts payable increased by $186,737.  Net cash provided by operating activities was $1,161,801 during the nine months ended September 30, 2010, which was derived from a net loss of $759,396 offset primarily by non-cash expenses of $1,156,075 including stock-based compensation of $858,750 and depreciation of $297,325.  Accounts receivable decreased by $252,236, inventories decreased by $287,872, and prepaid exepnses and other current assets decreased by $198,368.

Net cash used in investing activities during the nine months ended September 30, 2011 was $12,213, compared to $581,193 during the nine months ended September 30, 2010. Net cash used in investing activities during the nine months ended September 30, 2011 was primarily for the purchase of property and equipment for $302,822, offset by the redemption of a certificate of deposit of $250,000.  Net cash used by investing activities during the nine months ended September 30, 2010 was primarily for the purchase of property and equipment for $130,218 and the investment in a certificate of deposit of $500,000, offset by the redemption of a certificate of deposit of $50,000.

Net cash used in financing activities during the nine months ended September 30, 2011 was $441,262 due to principal payments on debt of $438,395 and $50,000 for the payment of the deemed dividends on the VOMF settlement, offset by net borrowings under lines of credit of $15,000 and bank overdrafts of $32,133.  Net cash used in financing activities during the nine months ended September 30, 2010 was $530,144, due to principal payments on debt of $398,010, repayment of loans from related parties of $120,000, loans to related parties of $75,754, offset by net borrowings under lines of credit of $63,620.

Off-Balance Sheet Arrangements

As of September 30, 2011 and December 31, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2011, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS

For the nine months ended September 30, 2011 there were no material changes from risk factors as disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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
November 14, 2011

By /s/ Sherry L. McKinzey
Sherry L. McKinzey
Director, Chief Financial Officer, and Vice-President
November 14, 2011