Form 10-K
period 2011-12-31
Delta Seaboard International, Inc.
filed 2012-03-30
CIK 1300524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $178,648 based on the closing sale price of $0.04 on such date as reported on the OTCBB.

The number of shares outstanding of each of the issuer’s classes of equity as of March 30, 2012 is 70,882,250 shares of common stock and 3,769,626 shares of preferred stock.

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

American owns 32,859,935 shares of common stock, representing 46.4% of Delta's total outstanding shares and Messrs. Derrick and Burleigh, the owners of the noncontrolling interest in Delta Seaboard, own 31,925,832 shares of common stock, representing 45.0% of Delta's total outstanding shares. All other stockholders of Delta own 6,096,483 shares of common stock, representing 8.6% of Delta's total 70,882,250 outstanding shares.

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

Delta's services are sold in highly competitive markets. The competition in the oil and gas industry could result in reduced profitability or inability to increase market share. In its markets, principally in South and East Texas, and the Gulf Coast, Delta competes principally with the following entities: Basic Energy and Key Energy Services, as well as a number of smaller companies. The land drilling service business is highly fragmented and consists of a small number of large companies and many smaller companies. Many of Delta's competitors have greater financial resources than Delta. Delta relies upon the Company's ability to provide working capital and secure debt and/or equity financing in order for Delta to continue to expand its oil and gas well services business and pursue its growth plan in land-based exploration and drilling operations.

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

Employees

As of December 31, 2011, Delta had 40 employees, including its two executive officers. No employees are covered by a collective bargaining agreement and Delta considers relations with its employees satisfactory.

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

Profitability of Delta’s operations is dependent on numerous factors beyond Delta’s control

Delta’s operating results in general, and gross margin in particular, are functions of market conditions and the product and service mix sold in any period. Other factors impact the cost of sales, such as the price of steel, because approximately 58% of Delta’s oil and gas related revenues in 2011 were from the sale of new drilling pipe and used pipe extracted during Delta’s well plugging business. Competition for pipe which is impacted by the US and worldwide cost of and demand for steel, availability of skilled labor and contract services, shortages in raw materials due to untimely supplies or ability to obtain items at reasonable prices may also continue to affect the cost of sales and the profitability in future periods.

Delta encounters and expects to continue to encounter intense competition in the sale of Delta’s products and services

Delta competes with numerous companies and its services are sold in highly competitive markets. The competition in the oil and gas industry could result in reduced profitability or inability to increase market share. In its markets, principally in South and East Texas, and the Gulf Coast, Delta competes principally with the following entities: Basic Energy and Key Energy Services, which are far larger than Delta, as well as a number of smaller companies. The land drilling service business is highly fragmented and consists of a small number of large companies and many smaller companies. Many of Delta's competitors have greater financial resources than Delta. Many of Delta’s competitors have substantially greater financial and other related resources than us.

Dependence upon major customers for Delta’s workover products and services

Delta provides workover products and services primarily to customers in the U.S. Gulf Coast market. Workover products and services are used to restore or increase production on a producing well. Workover services are typically used during the well development, production and abandonment stages. Delta's hydraulic workover units are typically contracted on a short-term dayrate basis. As a result, utilization of Delta’s workover units varies from period to period and the time to complete a particular service contract depends on several factors, including the number of wells and the type of workover or pressure control situations involved. In 2011, Delta’s largest customers for workover services were Legend Natural Gas, Choice Exploration, and New Century Exploration.

Delta’s revenues and cash flows from pipe sales are subject to commodity price risk

Approximately 58% of Delta’s oil and gas related revenues in 2011 were from the sale of pipe; therefore, Delta has increased market risk exposure in the pricing applicable to the costs of steel. Realized pricing is primarily driven by the prevailing worldwide price and demand for steel. The cost of steel has been increasing significantly due to increased world demand generally and from China and India specifically.

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

Delta May Be Unable To Achieve Profitability

Delta incurred a net losses of $351,254 and $904,039 during the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, Delta's accumulated deficit was $2,928,578. Delta may continue to incur significant expenditures as we believe Delta will continue to grow and expand to develop new products and services. As a result, Delta will need to generate significant additional revenue to achieve profitability. Delta may not be able to achieve significant revenue growth in the future. Delta's operating results for future periods are subject to numerous uncertainties and Delta may not achieve sufficient revenue to sustain profitability.

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

If the 833,333 shares of Series A Preferred Stock, 833,333 shares of Series B Preferred Stock, and 2,102,960 of Series C Preferred Stock issued to VOMF are converted into shares of common, we would be required to issue an additional 3,769,626 shares of common stock. On February 23, 2012, Delta completed an agreement with VOMF pursuant to which VOMF will convert 3,769,626 shares of Delta's preferred stock, constituting all of Delta's outstanding preferred stock, into 3,769,626 shares Delta's common stock, which shares were issued on February 29, 2012, and waive all accrued stock dividends payable on the preferred stock.

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

Future Sales Of Our Common Stock May Depress Our Stock Price.

If our controlling stockholders sell substantial amounts of our Common Stock in the public market at any time in the future, the market price of our Common Stock could fall. Existing non-affiliate Shareholders beneficially hold approximately 4,556,483 shares of Common Stock of which approximately 2,856,483 shares are in the public float and are eligible to be sold free of any restrictions. All other shares are “restricted” as defined in Rule 144 under the Securities Act (“Rule 144”). Since the Company has previously been designated a shell company , the restricted shares issued during the Company’s status as shell Company must be held for one year from the date of this filing prior to being eligible to be sold pursuant to Rule 144. The Company can make no prediction as to the effect, if any, that sale of shares, or the availability of shares for future sale, will have on the market price of the shares prevailing from time to time. Sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could depress prevailing market prices for the shares. Such sales may also make it more difficult for the Company to sell equity securities or equity-related securities in the future at a time and price which it deems appropriate.

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

ITEM 2. DESCRIPTION OF PROPERTIES

Wintech Partners, LLC ("Wintech"), a company owned by the noncontrolling interest owners of Delta, owns 100% of Delta's Houston facilities.  Delta pays rent to Wintech by paying the monthly payments of $14,158 due on the note payable. Delta also has a 5,000 square foot office and warehouse facility in Louisiana which is leased from Wintech at an annual rental of $18,000.

ITEM 3. LEGAL PROCEEDINGS

Delta's officers and directors are not aware of any threatened or pending litigation to which we are a party or which any of our property is the subject and which would have any material, adverse effect on Delta.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the year ended December 31, 2011, no matters were submitted to a vote of our security holders.

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

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
First Quarter ended March 31	$0.14	$0.03	$0.10	$0.03
Second Quarter ended June 30	$0.09	$0.04	$0.65	$0.01
Third Quarter ended September 30	$0.08	$0.02	$0.23	$0.04
Fourth Quarter ended December 31	$0.15	$0.01	$0.16	$0.03

As of December 31, 2011, our shares of common stock were held by approximately 232 stockholders of record. The transfer agent for our common stock is Colonial Stock Transfer, Salt Lake City, UT.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Sale of Unregistered Securities

None.

Issuer purchases of equity securities

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the fourth quarter of 2011.

Maximum
Number of Shares
			Total Number of	That May Yet Be
	Total Number of	Average	Shares Purchased	Purchased Under
	Shares	Price Paid	as Part of Publicly	the Plans at the
Period	Purchased	Per Share	Announced Plans	End of the Period

October 1, 2011 to October 31, 2011	-	$-	-	-
November 1, 2011 to November 30, 2011	-	-	-	-
December 1, 2011 to December 31, 2011	10,000	0.074	-	-
	10,000	$0.074	-	-

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

As of December 31, 2011, American owns 32,859,935 shares of common stock, representing 46.4% of Delta's total outstanding shares and Messrs. Derrick and Burleigh, the owners of the noncontrolling interest in Delta Seaboard, own 31,925,832 shares of common stock, representing 45.0% of Delta's total outstanding shares. All other stockholders of Delta own 6,096,483 shares of common stock, representing 8.6% of Delta's total 70,882,250 outstanding shares.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2011 VERSUS YEAR ENDED DECEMBER 31, 2010

During the year ended December 31, 2011, Delta had revenues of $11,293,189, compared to $9,023,129 during the year ended December 31, 2010, representing an increase of $2,270,060, or 25.2%. Pipe sales for the year ended December 31, 2011 were $6,633,607 compared to $5,878,377 for the year ended December 31, 2010, representing an increase of $755,230, or 12.8%. Pipe sales increased primarily due to significantly increased drilling activities during 2011.  Margins on pipe sales were 20.5% for the year ended December 31, 2011 compared to 20.0% for the year ended December 31, 2010.  Rig service revenues increased for the year ended December 31, 2011 by $1,514,830, or 48.2%, to $4,659,582 compared to $3,144,752 for the year ended December 31, 2010. Rig service revenues have increased due to major maintenance on two rigs during 2010.

Operating expenses increased by $870,386 or 8.2%, to $11,546,835 for the year ended December 31, 2011, compared to operating expenses of $10,676,449 for the year ended December 31, 2010. Cost of sales for the year ended December 31, 2011 was $5,276,430, compared to $4,701,810 during the year ended December 31, 2010, an increase of $574,620, or 12.2%. The increase in cost of sales was due to the increase in pipe sales during the year ended December 31, 2011. General and administrative expenses were $6,270,405 for the year ended December 31, 2011, compared to $5,974,639 for the year ended December 31, 2010, representing an increase of $295,766, or 5.0%, due to the increase in rig service revenues. General and administrative expenses for 2010 include non-cash stock-based compensation of $858,750 primarily to the executive officers of Delta Seaboard in consideration for extending their employment agreements (as described in Note 1 to the consolidated financial statements). This was offset significantly by lower operating expenses associated with the decline in rig service revenues during 2010 compared to the year ended December 31, 2009.

Delta had an operating loss of $216,646 during the year ended December 31, 2011, compared to $1,649,820 during the year ended December 31, 2010, an improvement of $1,433,174 from the prior period.

Other expenses during the year ended December 31, 2011 were $78,121, compared to other income of $690,151 during the year ended December 31, 2010, a decrease of $768,272 from the prior period. Other income for the year ended December 31, 2010 included the receipt of a $700,000 cash settlement for its claims in an insurance lawsuit (as described in greater detail in Note 9 to the consolidated financial statements) and $76,710 for a bankruptcy settlement with one of Delta's customers.

Delta had a net loss of $351,254 for the year ended December 31, 2011, compared to $904,039 for the year ended December 31, 2010, a decrease in net loss of $552,785 from the prior period.

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

Capital expenditures for the year ended December 31, 2011 were $397,557 compared to $166,883 for the year ended December 31, 2010. The Company has no major capital expenditure commitments for the next 12 months.

We believe that our cash on hand, operating cashflows, and credit facilities will be sufficient to fund our operations, service our debt, and fund planned capital expenditures for at least 12 months from the date of this report.

As of December 31, 2011, Delta had total assets of $5,285,026, consisting primarily of $3,577,340 in current assets and $1,701,186 in property and equipment. Delta had $1,469,406 in accounts receivable and $1,862,098 in inventories as of December 31, 2011, which were included in current assets.

As of December 31, 2011, Delta had total liabilities of $3,929,440, of which $3,879,597 were current liabilities. As of December 31, 2011, Delta's current liabilities consisted primarily of $1,522,424 in accounts payable and non-cash accrued stock dividends, $169,080 in short-term debt, $2,106,701 in current installments of long-term debt, and $81,392 for bank overdrafts. Long-term debt, less current installments was $49,843 at December 31, 2011.

Delta had a working capital deficit of $302,257 and total stockholders’ equity of $1,616,622 as of December 31, 2011. Working capital excluding non-cash accrued stock dividends of $1,035,000 was $732,743 as of December 31, 2011.  The accrued dividends on the preferred stock were waived on February 23, 2012.

Net cash provided by operating activities was $701,356 during the year ended December 31, 2011, which was derived from a net loss of $351,254 and offset primarily by non-cash expenses of $536,135, including stock-based compensation of $127,500 and depreciation of $408,635, a decrease in inventory of $581,622, and a decrease in accounts receivable of $78,028. Accounts payable decreased by $316,473 and prepaid expenses and other current assets decreased by $211,906. Net cash provided by operating activities was $782,881 during the year ended December 31, 2010, which was derived from a net loss of $904,039 and offset primarily by non-cash expenses of $1,251,356, including stock-based compensation of $858,750 and depreciation of $392,606, a decrease in inventory of $337,626, and an increase in accounts payable of $155,072. Accounts receivable increased by $266,897 and prepaid expenses and other current assets decreased by $208,942.

Net cash used in investing activities during the year ended December 31, 2011 was $106,766, compared to $414,396 during the year ended December 31, 2010. Net cash used in investing activities during the year ended December 31, 2011 was primarily for the purchase of property and equipment for $397,557, offset by the redemption of a certificate of deposit of $250,000. Net cash used in investing activities during the year ended December 31, 2010 was primarily for the purchase of property and equipment for $166,883 and a net investment in a certificate of deposit of $250,000.

Net cash used in financing activities during the year ended December 31, 2011 was $608,607 due to principal payments on debt of $674,259 and repayments under lines of credit of $15,000, offset by bank overdrafts of $81,392. Net cash used in financing activities during the year ended December 31, 2010 was $370,899 due to principal payments on debt of $539,519 and repayment of loans from related parties of $120,000, offset by borrowings under lines of credit of $288,620.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Contractual Obligations and Commitments

None.

Critical Accounting Estimates

Our significant accounting policies are described in Note 1 to our financial statements for the year ended December 31, 2011.

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

Under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we made an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, in connection with the audit of the Company's financial statements. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Delta Seaboard International, Inc.
Kemah, Texas

We have audited the accompanying consolidated balance sheets of Delta Seaboard International, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the consolidated financial position of Delta Seaboard International, Inc. as of December 31, 2011 and 2010, and the consolidated results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
March 30, 2012

DELTA SEABOARD INTERNATIONAL, INC.
Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$10,655	$24,672
Certificate of deposit	-	250,000
Trading securities	105	6,772
Accounts receivable, less allowance for doubtful accounts
of $55,087	1,469,406	1,547,434
Inventories	1,862,098	2,443,720
Prepaid expenses and other current assets	235,076	202,012
Total current assets	3,577,340	4,474,610

Property and equipment, net of accumulated depreciation	1,701,186	1,588,303
Other assets	6,500	50,025
Total assets	$5,285,026	$6,112,938
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$487,424	$803,897
Bank overdrafts	81,392	-
Dividends payable	1,035,000	795,000
Short-term notes payable	169,080	91,183
Current installments of long-term debt	2,106,701	1,955,840
Total current liabilities	3,879,597	3,645,920

Long-term debt, less current installments	49,843	396,938
Total liabilities	3,929,440	4,042,858

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares;
3,769,626 shares issued and outstanding	377	377
Common stock, $0.0001 par value, authorized 195,000,000 shares;
70,892,250 and 68,342,250 shares issued, respectively; and
70,882,250 and 68,342,250 shares outstanding, respectively	7,089	6,834
Additional paid-in capital	4,277,438	4,150,193
Accumulated deficit	(2,928,578)	(2,087,324)
Less treasury stock, at cost; 10,000 and 0 shares, respectively	(740)	-
Total stockholders' equity	1,355,586	2,070,080
Total liabilities and stockholders' equity	$5,285,026	$6,112,938
The accompanying notes are an integral part of these consolidated financial statements.

DELTA SEABOARD INTERNATIONAL, INC.
Consolidated Statements of Operations
	Year Ended December 31,
	2011	2010

Revenues	$11,293,189	$9,023,129

Costs and expenses:
Cost of sales	5,276,430	4,701,810
Selling, general and administrative	6,270,405	5,974,639
Total operating expenses	11,546,835	10,676,449

Gain on sale of equipment	37,000	3,500

Operating loss	(216,646)	(1,649,820)

Other income (expense):
Interest and dividend income	4,612	7,126
Lawsuit settlement	-	700,000
Bankruptcy settlement	-	76,710
Realized losses on trading securities	(2,247)	-
Unrealized losses on trading securities	(629)	(4,321)
Interest expense	(147,525)	(146,452)
Other income	67,668	57,088
Total other income (expense)	(78,121)	690,151

Loss before income tax	(294,767)	(959,669)
Income tax expense (benefit)	56,487	(55,630)
Net loss	$(351,254)	$(904,039)
Preferred dividends:
Deemed dividends	(250,000)	-
Regular dividends	(240,000)	(240,000)
Net loss applicable to common shareholders	$(841,254)	$(1,144,039)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)
Weighted average common shares - basic and diluted	70,871,042	65,997,780
The accompanying notes are an integral part of these consolidated financial statements.

DELTA SEABOARD INTERNATIONAL, INC.
Consolidated Statement of Changes in Stockholders’ Equity
Years Ended December 31, 2011 and 2010
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2009	-	$-	43,503,082	$4,350	$3,891,435	$(943,285)	$-	$2,952,500
Reverse merger with Hammonds	3,769,626	377	5,031,325	503	(1,512,494)	-	-	(1,511,614)
Issuance of common stock for payment of debt	-	-	10,000,000	1,000	871,352	-	-	872,352
Issuance of common stock for services	-	-	9,807,843	981	857,769	-	-	858,750
Forgiveness of accounts payable	-	-	-	-	42,131	-	-	42,131
Regular preferred dividends	-	-	-	-	-	(240,000)	-	(240,000)
Net loss	-	-	-	-	-	(904,039)	-	(904,039)
Balance, December 31, 2010	3,769,626	377	68,342,250	6,834	4,150,193	(2,087,324)	-	2,070,080
Issuance of common stock for services	-	-	2,550,000	255	127,245	-	-	127,500
Acquisition of treasury shares	-	-	-	-	-	-	(740)	(740)
Regular preferred dividends	-	-	-	-	-	(240,000)	-	(240,000)
VOMF settlement recorded as deemed dividend	-	-	-	-	-	(250,000)	-	(250,000)
Net loss	-	-	-	-	-	(351,254)	-	(351,254)
Balance, December 31, 2011	3,769,626	$377	70,892,250	$7,089	$4,277,438	$(2,928,578)	$(740)	$1,355,586
The accompanying notes are an integral part of these consolidated financial statements.

DELTA SEABOARD INTERNATIONAL, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(351,254)	$(904,039)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	408,635	392,606
Share-based compensation	127,500	858,750
Realized losses on trading securities	2,247
Unrealized losses on trading securities	629	4,321
Gain on sale of assets	(37,000)	(3,500)
Change in operating assets and liabilities:
Accounts receivable	78,028	(266,897)
Inventories	581,622	337,626
Prepaid expenses and other current assets	211,906	208,942
Other assets	(4,484)	-
Accounts payable and accrued expenses	(316,473)	155,072
Net cash provided by operating activities	701,356	782,881

Cash flows from investing activities:
Proceeds from sale of trading securities	3,791	-
Purchase of trading securities	-	(1,013)
Purchase of property and equipment	(397,557)	(166,883)
Redemption of certificate of deposit	250,000	250,000
Investment in certificate of deposit	-	(500,000)
Proceeds from sale of property & equipment	37,000	3,500
Net cash used in investing activities	(106,766)	(414,396)

Cash flows from financing activities:
Advances repaid to officer	-	(120,000)
Bank overdrafts	81,392	-
Net borrowings (repayments) under line of credit agreements	(15,000)	288,620
Principal payments on debt	(674,259)	(539,519)
Payments for acquisition of treasury stock	(740)	-
Net cash used in financing activities	(608,607)	(370,899)

Net decrease in cash and cash equivalents	(14,017)	(2,414)
Cash and cash equivalents at beginning of year	24,672	27,086
Cash and cash equivalents at end of year	$10,655	$24,672

Supplemental schedule of cash flow information:
Interest paid	$137,251	$146,452
Taxes paid	$54,835	$-
Non-cash investing and financing transactions:
Issuance of common stock to convert promissory note due to American International Industries, Inc.	$-	$872,352
Forgiveness of accounts payable to shareholder as contribution of capital	$-	$42,131
Accounts payable and dividends payable assumed in reverse merger transaction	$-	$709,551
Short-term debt assumed in reverse merger transaction	$-	$802,063
Financing of prepaid insurance	$244,970	$250,753
Financing of fixed assets	$75,952	$-
Dividends declared and unpaid	$240,000	$240,000
VOMF settlement recorded as deemed dividend	$250,000	$-
Fixed assets placed in service reclassified from other assets	$48,009	$-
The accompanying notes are an integral part of these consolidated financial statements.

DELTA SEABOARD INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Organization, Ownership and Business

Delta Seaboard International, Inc. ("Delta") is a 46.4% owned subsidiary of American International Industries, Inc. ("American") (OTCBB: AMIN).

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

American owns 32,859,935 shares of common stock, representing 46.4% of Delta's total outstanding shares and Messrs. Derrick and Burleigh, the owners of the noncontrolling interest in Delta Seaboard, own 31,925,832 shares of common stock, representing 45.0% of Delta's total outstanding shares. All other stockholders of Delta own 6,096,483 shares of common stock, representing 8.6% of Delta's total 70,882,250 outstanding shares.

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

For the years ended December 31, 2011 and 2010, preferred shares convertible into 3,769,626 common shares were excluded from the diluted earnings per share calculation for all periods because their effect would have been anti-dilutive.

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

Delta evaluates the tax benefits from uncertain positions and determines if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of December 31, 2011, Delta had not recorded any tax benefits from uncertain tax positions.

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

Delta believes that the fair value of its financial instruments comprising cash, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by Delta on its notes payable approximate market rates.  The fair values of Delta's Level 1 financial assets, trading securities that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security.  As of December 31, 2011, Delta did not have any significant Level 2 or 3 financial assets or liabilities.  The following table provides fair value measurement information for Delta's trading securities:

	As of December 31, 2011
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$105	$105	$105	$-	$-

Subsequent Events

Delta has evaluated all subsequent events from December 31, 2011 through the issuance date of the consolidated financial statements for subsequent event disclosure consideration.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 - Inventories

Inventories consisted of the following:
	December 31, 2011	December 31, 2010
Finished goods	$1,862,098	$2,443,720
Less reserve	-	-
	$1,862,098	$2,443,720

Note 3 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	December 31, 2011	December 31, 2010
Building and improvements	20	$52,823	$44,558
Machinery and equipment	7-15	3,773,548	3,336,247
Office equipment and furniture	7	137,696	137,696
Automobiles	5	759,131	724,013
		4,723,198	4,242,514
Less accumulated depreciation		(3,022,012)	(2,654,211)
Net property and equipment		$1,701,186	$1,588,303

During the year ended December 31, 2011, assets of $48,009 were placed in service and reclassified from other assets to property and equipment.

Depreciation expense for the years ended December 31, 2011 and 2010 was $408,635, and $392,606, respectively.

Note 4 - Short-term Notes Payable
	December 31, 2011	December 31, 2010
Insurance note payable with interest at 4.99%, principal and interest due in monthly payments of $22,796 through May 1, 2011	$-	$91,183
Insurance note payable with interest at 4.79%, principal and interest due in monthly payments of $22,270 through May 1, 2012	89,080	-
Note payable with interest at 0.00%, principal due in monthly payments of $20,000 through April 20, 2012 (a)	80,000
	$169,080	$91,183

(a) On June 29, 2011, Delta entered into an agreement, with an effective date of July 1, 2011, with Vision Opportunity Master Fund, Ltd. (“VOMF”), pursuant to which VOMF agreed to convert 3,769,626 shares of the Company’s preferred stock, constituting all of Delta’s outstanding preferred stock, into 3,769,626 shares of common stock and also agreed to waive all accrued dividends payable on the preferred stock. In consideration for the conversion, Delta agreed to pay VOMF total consideration of $250,000, $50,000 of which was paid on July 1, 2011, and the $200,000 remainder is due and payable at the rate of $20,000 per month. On February 23, 2012, Delta completed the agreement with VOMF. On February 29, 2012, 3,769,626 shares of Delta's preferred stock were converted into 3,769,626 shares of Delta's common stock.

Note 5 - Long-term Debt

	December 31, 2011	December 31, 2010
Note payable to a bank, which allows Delta to borrow up to $2,700,000, due in monthly payments of interest only, with interest at prime floating rate, with the principal balance due May 2012, secured by assets of Delta (a)	$1,643,527	$1,658,527
Note payable due in monthly payments of $19,373, including interest at 6%, through May 2012, secured by assets of Delta	396,814	571,013
Note payable to a bank, due in monthly payments of $6,120, including interest at 8.25%, through August 8, 2012, secured by assets of Delta	47,372	108,442
Other secured notes with various terms, secured by assets of Delta	68,831	14,796
	2,156,544	2,352,778
Less current portion	(2,106,701)	(1,955,840)
	$49,843	$396,938

(a) During the year ended December 31, 2011, this line of credit was renewed and the limit was increased from $2,000,000 to $2,700,000.

Principal repayment provisions of long-term debt are as follows at December 31, 2011:

2012	$2,106,701
2013	18,988
2014	18,988
2015	11,867
Total	$2,156,544

Note 6 - Concentration of Credit Risk

Trade accounts receivable subject Delta to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, Delta performs ongoing evaluations of its customers' financial condition but generally does not require collateral. As of and during the year ended December 31, 2011, Delta had one customer that accounted for 13% of trade accounts receivable.

Note 7 - Income Taxes

The components of the income tax provision (benefit) for the years ended December 31, 2011 and 2010 are as follows:

	Year ended December 31,
	2011	2010
Current:
Federal	$-	$(72,479)
State	56,487	16,849
Total current	56,487	(55,630)

Deferred:
Federal	-	-
State	-	-
Total deferred	-	-

Total income tax provision (benefit)	$56,487	$(55,630)

The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 2011 and 2010:

	Year ended December 31,
	2011	2010
Income tax expense computed at statutory rate	$(119,427)	$(307,373)
Share-based compensation	41,183	277,376
Meals and entertainment	23,703	14,074
Other	167	227
Change in valuation allowance	54,374	15,696
Refund for taxes	-	(72,479)
Texas margin tax	56,487	16,849
	$56,487	$(55,630)

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liabilities. Significant components of the deferred tax asset and liability as of December 31, 2011 and December 31, 2010 are set out below:

	December 31, 2011	December 31, 2010
Deferred Tax Assets:
Net operating loss carryforward	$496,138	$481,579
Other	7,942	4,832
Total deferred tax assets	504,080	486,411

Deferred Tax Liabilities:
Depreciation	(305,103)	(328,155)
Total deferred tax liabilities	(305,103)	(328,155)

Valuation allowance	(198,977)	(158,256)
Net deferred tax asset	$-	$-

Delta has loss carryforwards totaling $1,459,228 available at December 31, 2011 that may be offset against future taxable income.  If not used, the carryforwards will expire as follows:

Operating Losses
Amount	Expires
$1,349,528	2029
66,881	2030
42,819	2031
$1,459,228

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

Wintech Partners, LLC ("Wintech"), a company owned by the noncontrolling interest owners of Delta, owns 100% of Delta's Houston facilities.  Delta pays rent to Wintech by paying the monthly payments of $14,158 due on the note payable. Delta also has a 5,000 square foot office and warehouse facility in Louisiana which is leased from Wintech at an annual rental of $18,000.

Future minimum lease payments are as follows:
Year December 31,	Amount
2012	$187,896
2013	187,896
2014	187,896
2015	187,896
2016	138,422
$890,006

Note 9 - Equity

On January 4, 2011, Delta issued 2,550,000 restricted shares of common stock for services valued at $127,500.  During the years ended December 31, 2011 and 2010, preferred dividends of $180,000 and $240,000, respectively, were accrued and unpaid.

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

On June 29, 2011, Delta entered into an agreement, with an effective date of July 1, 2011, with Vision Opportunity Master Fund, Ltd. (“VOMF”), pursuant to which VOMF agreed to convert 3,769,626 shares of the Company’s preferred stock, constituting all of Delta’s outstanding preferred stock, into 3,769,626 shares of common stock and also agreed to waive all accrued dividends payable on the preferred stock upon the payment of $250,000. In consideration for the conversion, Delta agreed to pay VOMF total consideration of $250,000, $50,000 of which was paid on July 1, 2011, and the $200,000 remainder is due and payable at the rate of $20,000 per month.  On February 23, 2012, Delta completed the agreement with VOMF. On February 29, 2012, 3,769,626 shares of Delta's preferred stock were converted into 3,769,626 shares of Delta's common stock.

American owns 32,859,935 shares of common stock, representing 46.4% of Delta's total outstanding shares and Messrs. Derrick and Burleigh, the owners of the noncontrolling interest in Delta Seaboard, own 32,425,832 shares of common stock, representing 45.7% of Delta's total outstanding shares. All other stockholders of Delta own 5,596,483 shares of common stock, representing 7.9% of Delta's total 70,882,250 outstanding shares.

Delta has 5,000,000 authorized, 3,769,626 issued and outstanding, Preferred Shares consisting of Series A and Series B convertible into one share of Delta's common stock.

Note 10 - Subsequent Events

On February 23, 2012, Delta completed the agreement with VOMF pursuant to which VOMF converted 3,769,626 shares of Delta's preferred stock, constituting all of Delta's outstanding preferred stock, into 3,769,626 shares Delta's common stock, and waived all accrued stock dividends payable on the preferred stock.

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

Evaluation of disclosure controls and procedures. In connection with the audit of the Company's financial statements for the year ended December 31, 2011, the Company's CEO and CFO conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our CEO and CFO concluded that our determined that our disclosure controls and procedures were effective as of December 31, 2011.

Changes in internal controls. There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2011, that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Positions
Daniel Dror	71	Chairman and CEO
Robert W. Derrick, Jr.	51	Director and President
Sherry L. McKinzey	51	Director, VP and CFO
Ron Burleigh	59	Director and VP
Charles R. Zeller	70	Director

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

Robert W. Derrick, Jr. was appointed to the Board of Directors of American International Industries, Inc. on February 19, 2004. Mr. Derrick has served as President of Delta Seaboard Well Service, Inc., since September 2002 and was Delta's Vice President from December 1989 until September 2002. Delta has been in the oil and gas business for more than 35 years, engaged in the sale of oil field pipe, tubular, well-completion work and provides work-over services for existing oil and gas wells.

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

Charles R. Zeller was appointed to the Board of Directors of the Company in 2011. He has served as a director of the American International Industries, Inc. since 2000. Mr. Zeller is a developer of residential subdivisions including Cardiff Estates, 800 acres subdivision in Houston, TX and estate of Gulf Crest in downtown Pearland, Texas. He has extensive experience in real estate and finance and has been a real estate investor and developer for over 35 years, including shopping centers, office buildings, and apartment complexes and the financing of such projects. Mr. Zeller is the President of RealAmerica Corporation.

Independent Public Accountants

Our Board of Directors approved the appointment by the Company's Board of Directors of GBH CPAs, PC as independent public accountants for the fiscal year ended December 31, 2011.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal years ended December 31, 2011 and 2010:

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards
				Other		Securities
				Annual	Stock	Underlying	Total
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($) (1)	($)	($)
Daniel Dror,	2010	-	-	-	-	-	-
Chairman and CEO	2011	-	-	-	$50,000	-	$50,000

Sherry McKinzey,	2010	-	$2,500	-	-	-	$2,500
Director, VP and CFO	2011	-	$5,000	-	$8,750	-	$13,750

Robert W. Derrick, Jr.,	2010	$125,417	-	-	$423,875	-	$549,292
Director and President	2011	$142,000	-	-	$25,000	-	$167,000

Ron Burleigh,	2010	$92,022	-	$33,395 (2)	$423,875	-	$549,292
Director and VP	2011	$105,000	-	$35,000 (2)	$25,000	-	$165,000

(1) (2)	See "Stock-Based Compensation" in note 1 to the financial statements for valuation assumptions. Represents payments for personal insurance premiums for Mr. Burleigh.

Grants of Plan-Based Awards

None.

Director Summary Compensation Table

The directors serve without cash compensation, but may be granted stock as bonus compensation from time to time. The table below summarizes the compensation paid by the Company to non-employee Directors for the fiscal year ended December 31, 2011.

Director Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Change in Pension Value and Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles R. Zeller	$-	$-	-	-	-	$-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2011. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
American International Industries, Inc.	32,859,935	46.4%
601 Cien Street, Suite 235
Kemah, TX 77565

Robert W. Derrick Jr., Director and President	15,963,566	22.5%
1212 West Sam Houston Parkway North
Houston, TX 77043

Ron Burleigh, Director and Vice President	15,962,176	22.5%
1212 West Sam Houston Parkway North
Houston, TX 77043

Daniel Dror, Chairman and CEO	1,000,000	1.4%
601 Cien Street, Suite 235
Kemah, TX 77565

Sherry McKinzey, Director, VP and CFO	211,840	0.3%
601 Cien Street, Suite 235
Kemah, TX 77565

Directors and Officers (4 persons) (2)	33,137,582	46.7%

(1) Applicable percentage ownership is based on 70,882,250 shares of common stock outstanding as of December 31, 2011. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

The Registrant's Board of Directors has appointed GBH CPAs, PC, which firm has issued its report on our consolidated financial statements for the years ended December 31, 2011 and 2010.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by GBH CPAs, PC for the audit of the Registrant's annual financial statements for the years ended December 31, 2011 and 2010, and fees billed for other services rendered by GBH CPAs, PC during those years. All of the services described below were approved by the Board of Directors.

	Year Ended
	December 31, 2011	December 31, 2010
Audit fees (1)	$60,000	$57,500
Audit-related fees (2)	$-	$-
Tax fees (3)	$16,500	$12,000
All other fees	$1,400	$-
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

Exhibit No.	Description
31.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Delta Seaboard International, Inc.

By /s/ Daniel Dror
Daniel Dror
Chief Executive Officer, President, and Chairman
March 30, 2012

By /s/ Sherry L. McKinzey
Sherry L. McKinzey
Director, Chief Financial Officer, and Vice-President
March 30, 2012

By /s/ Robert W. Derrick, Jr.
Robert W. Derrick, Jr.
Director and President of Delta Seaboard Well Service, Inc.
March 30, 2012

By /s/ Ron Burleigh
Ron Burleigh
Director and Vice President
March 30, 2012

By /s/ Charles R. Zeller
Charles R. Zeller
Director
March 30, 2012