Form 10-Q
period 2012-03-31
Delta Seaboard International, Inc.
filed 2012-05-15
CIK 1300524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of each of the issuer’s classes of equity as of May 15, 2012 is 74,648,376 shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

DELTA SEABOARD INTERNATIONAL, INC.
Consolidated Balance Sheets (Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Assets held for sale	$3,649,810	$3,577,340
Total current assets	3,649,810	3,577,340

Assets held for sale	1,636,823	1,707,686
Total assets	$5,286,633	$5,285,026
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22,000	$-
Accounts payable - related party	18,996	740
Dividends payable	-	1,035,000
Short-term note payable	-	80,000
Liabilities associated with assets held for sale	3,740,660	2,763,857
Total current liabilities	3,781,656	3,879,597

Liabilities associated with assets held for sale	44,306	49,843
Total liabilities	3,825,962	3,929,440

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares;
0 and 3,769,626 shares issued and outstanding, respectively	-	377
Common stock, $0.0001 par value, authorized 195,000,000 shares;
74,661,876 and 70,892,250 shares issued, respectively; and
74,648,376 and 70,882,250 shares outstanding, respectively	7,466	7,089
Additional paid-in capital	4,277,438	4,277,438
Accumulated deficit	(2,823,095)	(2,928,578)
Less treasury stock, at cost; 13,500 and 10,000 shares, respectively	(1,138)	(740)
Total stockholders' equity	1,460,671	1,355,586
Total liabilities and stockholders' equity	$5,286,633	$5,285,026
The accompanying notes are an integral part of these unaudited consolidated financial statements.

DELTA SEABOARD INTERNATIONAL, INC.
Consolidated Statements of Operations (Unaudited)
	Three Months Ended March 31,
	2012	2011

Revenues	$-	$-

Costs and expenses:
General and administrative	22,000	127,500
Total operating expenses	22,000	127,500

Operating loss	(22,000)	(127,500)

Other income (expense):
Other income from forgiveness of debt	15,000	-
Total other income	15,000	-

Loss before income tax	(7,000)	(127,500)
Income tax expense	-	-
Loss from continuing operations, net of income taxes	(7,000)	(127,500)
Income (loss) from discontinued operations, net of income taxes	(922,517)	144,200
Net income (loss)	$(929,517)	$16,700

Preferred dividends:
Reversal of regular dividends	1,055,000	-
Regular dividends	(20,000)	(60,000)
Net income (loss) applicable to common shareholders	$105,483	$(43,300)

Net income (loss) per common share - basic and diluted
Continuing operations	$0.01	$(0.00)
Discontinued operations	(0.01)	0.00
Total	$0.00	$(0.00)

Weighted average common shares - basic and diluted	72,206,300	70,807,250
The accompanying notes are an integral part of these unaudited consolidated financial statements.

DELTA SEABOARD INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(929,517)	$16,700
Income (loss) from discontinued operations, net of income taxes	(922,517)	144,200
Net loss from continuing operations	(7,000)	(127,500)
Adjustments to reconcile net loss to net cash provided by operating activities:
Other income from forgiveness of debt	(15,000)	-
Share-based compensation	-	127,500
Change in operating assets and liabilities:
Accounts payable	22,000	-
Net cash provided by operating activities from continuing operations	-	-

Cash flows from financing activities:
Loans from related parties	65,398	-
Principal payments on debt	(65,000)	-
Payments for acquisition of treasury stock	(398)	-
Net cash used in financing activities from continuing operations	-	-

Net increase in cash and cash equivalents from continuing operations	-	-
Cash and cash equivalents at beginning of period	-	100
Cash and cash equivalents at end of period	$-	$100

Discontinued operations
Net cash provided by operations	$300,903	$331,351
Net cash used in investing activities	(33,066)	(114,056)
Net cash used in financing activities	(186,158)	(113,343)
Net increase in cash and cash equivalents from discontinued operations	81,679	103,952
Cash and cash equivalents at beginning of period from discontinued operations	10,655	24,672
Cash and cash equivalents at end of period from discontinued operations	$92,334	$128,624

Supplemental schedule of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-
Non-cash investing and financing transactions:
Preferred dividends declared and unpaid	$20,000	$60,000
Reversal of preferred dividends	$1,055,000	$-
Conversion of preferred stock to common stock	$377	$-
The accompanying notes are an integral part of these unaudited consolidated financial statements.

  DELTA SEABOARD INTERNATIONAL, INC.
Notes to Unaudited Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of Delta Seaboard International, Inc. (“Delta”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Delta's latest Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

Organization, Ownership and Business

Delta Seaboard International, Inc. ("Delta"), at March 31, 2012, was  a 44.0%  owned subsidiary of American International Industries, Inc. ("American") (OTCBB: AMIN). At March 31, 2012, Delta also had a wholly-owned subsidiary, Delta Seaboard Well Service, Inc., a Texas corporation ("DSWSI").

On April 3, 2012, Delta entered into an Asset Purchase Agreement by and among Delta Seaboard, LLC (the "Purchaser"), a Texas limited liability company that is owned and controlled by Robert W. Derrick, Jr. and Ronald D. Burleigh, Delta's president and director and vice-president and director, respectively, on the date of the Agreement, DSWSI, and American.

Pursuant to the terms of the agreement, Delta: (i) sold all of the assets including the capital stock of DSWSI to the Purchaser; (ii) Messrs. Derrick and Burleigh resigned as executive officers and as members of Delta’s board of directors; (iii) Mr. Derrick resigned as a director of American; and (iv) Messrs. Derrick and Burleigh transferred and assigned all of their 31,925,832 Delta shares, representing approximately 45% of Delta's outstanding common stock and valued at $1,075,000, to American. In consideration for the sale of the DSWSI assets to Purchaser, Purchaser paid Delta $1,600,000 in cash and executed a 5 year note bearing interest at 5% per annum in the face amount of $1,400,000. The note, which is personally guaranteed by Messrs. Derrick and Burleigh and is secured by the 3.2 acre parcel on which the business of DSWSI is located (the "DSWSI Property"), provides for the mandatory prepayment of the principal and interest in full upon the sale of the DSWSI Property, which is presently listed for sale at $4.25 million. Delta will receive additional consideration equal to the amount that the Purchaser receives from the planned sale of the 3.2 acre property in excess of $3 million.

Upon the closing of the agreement on April 3, 2012, American became the owner of 64,785,767 shares of Delta's issued and outstanding common stock, representing approximately 86.8% of Delta's shares. At the same date, Delta ceased to be an operating company and became a non-operating "shell company", as that term is defined in Rule 144(i) under the Securities Act of 1933, as amended.

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

For the three months ended March 31, 2011, preferred shares convertible into 3,769,626 common shares were excluded from the diluted earnings per share calculation for all periods because their effect would have been anti-dilutive.

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

Delta evaluates the tax benefits from uncertain positions and determines if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of March 31, 2012, Delta had not recorded any tax benefits from uncertain tax positions.

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

Subsequent Events

Delta has evaluated all subsequent events from March 31, 2012 through the issuance date of the consolidated financial statements for subsequent event disclosure consideration.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 - Assets held for sale

On April 3, 2012, Delta sold all of the assets including the capital stock of DSWSI, as discussed in Note 1.

The assets of DSWSI are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheets as of March 31, 2012 and December 31, 2011 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20).  DSWSI's net loss of $922,517 for the three months ended March 31, 2012, and net income of $144,200 for the three months ended March 31, 2011 are included in discontinued operations.

The carrying amounts of the major classes of assets and liabilities for DSWSI at March 31, 2012 and December 31, 2011 are summarized below:

	March 31, 2012	December 31, 2011
Assets held for sale
Current assets:
Cash and cash equivalents	$92,334	$10,655
Trading securities	92	105
Accounts receivable, less allowance for doubtful accounts
of $55,087	1,969,263	1,469,406
Inventories	1,448,349	1,862,098
Prepaid expenses and other current assets	139,772	235,076
Total current assets held for sale	3,649,810	3,577,340

Property and equipment, net of accumulated depreciation	1,630,323	1,701,186
Other assets	6,500	6,500
Total assets held for sale	$5,286,633	$5,285,026
Liabilities associated with assets held for sale
Current liabilities:
Accounts payable and accrued expenses	$1,725,499	$486,684
Bank overdrafts	-	81,392
Short-term notes payable	22,270	89,080
Current installments of long-term debt	1,992,891	2,106,701
Total current liabilities associated with assets held for sale	3,740,660	2,763,857

Long-term debt, less current installments	44,306	49,843
Total liabilities associated with assets held for sale	$3,784,966	$2,813,700

DSWSI's revenues and net income (loss) before income tax are summarized below:
	Three Months Ended March 31,
	2012	2011
Revenues	$3,598,374	$2,622,699
Net income (loss) before income tax	$(883,373)	$150,576

A proforma consolidated balance sheet for Delta after the sale is presented below:

DELTA SEABOARD INTERNATIONAL, INC.
Proforma Consolidated Balance Sheet (Unaudited)

April 3, 2012
Assets
Current assets:
Cash	$1,600,000
Total current assets	1,600,000

Note receivable	1,400,000
Total assets	$3,000,000
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22,000
Accounts payable - related party	18,996
Total liabilities	40,996

Commitments and contingencies	-

Stockholders' equity:
Preferred stock, $0.0001 par value, authorized 5,000,000 shares;
0 shares issued and outstanding	-
Common stock, $0.0001 par value, authorized 195,000,000 shares;
74,661,876 shares issued; and
74,648,376 shares outstanding	7,466
Additional paid-in capital	3,652,734
Accumulated deficit	(700,058)
Less treasury stock, at cost; 13,500 shares	(1,138)
Total stockholders' equity	2,959,004
Total liabilities and stockholders' equity	$3,000,000

Note 3 - Short-term Notes Payable
	March 31, 2012	December 31, 2011
Note payable with interest at 0.00%, principal due in monthly payments of $20,000 through April 20, 2012 (a)	$-	$80,000
	$-	$80,000

(a) On June 29, 2011, Delta entered into an agreement, with an effective date of July 1, 2011, with Vision Opportunity Master Fund, Ltd. (“VOMF”), pursuant to which VOMF agreed to convert 3,769,626 shares of the Company’s preferred stock, constituting all of Delta’s outstanding preferred stock, into 3,769,626 shares of common stock and also agreed to waive all accrued dividends payable on the preferred stock. In consideration for the conversion, Delta agreed to pay VOMF total consideration of $250,000, $50,000 of which was paid on July 1, 2011, and the $200,000 remainder is due and payable at the rate of $20,000 per month. On February 23, 2012, Delta completed the agreement with VOMF. VOMF accepted a payment of $65,000 in full satisfaction of this note, and the difference of $15,000 was recognized as other income from forgiveness of debt. On February 29, 2012, 3,769,626 shares of Delta's preferred stock were converted into 3,769,626 shares of Delta's common stock.

Note 4 - Equity

On January 4, 2011, Delta issued 2,550,000 restricted shares of common stock for services valued at $127,500.  During the three months ended March 31, 2011, preferred dividends of $60,000 were accrued and unpaid.

On June 29, 2011, Delta entered into an agreement, with an effective date of July 1, 2011, with Vision Opportunity Master Fund, Ltd. (“VOMF”), pursuant to which VOMF agreed to convert 3,769,626 shares of the Company’s preferred stock, constituting all of Delta’s outstanding preferred stock, into 3,769,626 shares of common stock and also agreed to waive all accrued dividends payable on the preferred stock upon the payment of $250,000. In consideration for the conversion, Delta agreed to pay VOMF total consideration of $250,000, $50,000 of which was paid on July 1, 2011, and the $200,000 remainder is due and payable at the rate of $20,000 per month.  On February 23, 2012, Delta completed the agreement with VOMF. VOMF accepted a payment of $65,000 in full satisfaction of this note, and the difference of $15,000 was recognized as other income from forgiveness of debt. On February 29, 2012, 3,769,626 shares of Delta's preferred stock were converted into 3,769,626 shares of Delta's common stock.

Delta has 5,000,000 authorized, 0 issued and outstanding, Preferred Shares consisting of Series A and Series B convertible into one share of Delta's common stock.

Note 5 - Subsequent Events

As discussed in Note 1, Delta sold all of the assets including the capital stock of DSWSI for 31,925,832 Delta shares, $1,600,000 in cash and a 5 year note bearing interest at 5% per annum in the face amount of $1,400,000.

Upon the closing of the agreement on April 3, 2012, American became the owner of 64,785,767 shares of Delta's issued and outstanding common stock, representing approximately 86.8% of Delta's shares. At the same date, Delta ceased to be an operating company and became a non-operating "shell: company, as that term is defined in Rule 144(i) under the Securities Act of 1933, as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Delta Seaboard International, Inc. ("Delta"), at March 31, 2012, was  a 44.0%  owned subsidiary of American International Industries, Inc. ("American") (OTCBB: AMIN). At March 31, 2012, Delta also had a wholly-owned subsidiary, Delta Seaboard Well Service, Inc., a Texas corporation ("DSWSI").

On April 3, 2012, Delta entered into an Asset Purchase Agreement by and among Delta Seaboard, LLC (the "Purchaser"), a Texas limited liability company that is owned and controlled by Robert W. Derrick, Jr. and Ronald D. Burleigh, Delta's president and director and vice-president and director, respectively, on the date of the Agreement, DSWSI, and American.

Pursuant to the terms of the agreement, Delta: (i) sold all of the assets including the capital stock of DSWSI to the Purchaser; (ii) Messrs. Derrick and Burleigh resigned as executive officers and as members of Delta’s board of directors; (iii) Mr. Derrick resigned as a director of American; and (iv) Messrs. Derrick and Burleigh transferred and assigned all of their 31,925,832 Delta shares, representing approximately 45% of Delta's outstanding common stock and valued at $1,075,000, to American. In consideration for the sale of the DSWSI assets to Purchaser, Purchaser paid Delta $1,600,000 in cash and executed a 5 year note bearing interest at 5% per annum in the face amount of $1,400,000. The note, which is personally guaranteed by Messrs. Derrick and Burleigh and is secured by the 3.2 acre parcel on which the business of DSWSI is located (the "DSWSI Property"), provides for the mandatory prepayment of the principal and interest in full upon the sale of the DSWSI Property, which is presently listed for sale at $4.25 million. Delta will receive additional consideration equal to the amount that the Purchaser receives from the planned sale of the 3.2 acre property in excess of $3 million.

Upon the closing of the agreement on April 3, 2012, American became the owner of 64,785,767 shares of Delta's issued and outstanding common stock, representing approximately 86.8% of Delta's shares. At the same date, Delta ceased to be an operating company and became a non-operating "shell company", as that term is defined in Rule 144(i) under the Securities Act of 1933, as amended.

Results of Operations for Delta

Three Months ended March 31, 2012 Compared to the Three Months ended ended March 31, 2011

General and administrative expenses were $22,000 for the three months ended March 31, 2012, compared to $127,500 for the three months ended March 31, 2011. General and administrative expenses for the three months ended March 31, 2012 consisted of legal and professional expenses. General and administrative expenses for the three months ended March 31, 2011 consisted of non-cash stock-based compensation.

Other income during the three month period ended March 31, 2012 was $15,000, compared to $0 during the same period in the prior year.  Vision Opportunity Master Fund, Ltd. accepted a payment of $65,000 in full satisfaction of a note with a balance of $80,000, and the difference of $15,000 was recognized as other income from forgiveness of debt for the three month period ended March 31, 2012.

Delta had a net loss of $929,517, or $0.00 per share, for the three months ended March 31, 2012, compared to net income of $16,700, or $0.00 per share, for the three months ended March 31, 2011.  Net loss from continuing operations was $7,000, or $0.01 per share, for the three months ended March 31, 2012, compared to $127,500, or $0.00 per share, for the three months ended March 31, 2011.  Net loss from discontinued operations for the three months ended March 31, 2012 was $922,517, or $0.01 per share, compared to net income of $144,200, or $0.00 per share, for the same period in the prior year.

Liquidity and Capital Resources for Delta

As of March 31, 2012, Delta had total assets of $5,286,633, consisting of assets held for sale.

As of March 31, 2012, Delta had total liabilities of $3,825,962, of which $22,000 is for accounts payable, $18,996 is for accounts payable to our parent, American, and the remaining balance of $3,784,966 is for liabilities associated with assets held for sale.

Delta had a working capital deficit of $131,846 and total stockholders’ equity of $1,460,671 as of March 31, 2012.

Net cash provided by operating activities was $0 for the three months ended March 31, 2012, which was derived from a net loss of $7,000 and non-cash income for forgiveness of debt of $15,000, offset by an increase in accounts payable of $22,000. Net cash provided by operating activities was $0 for the three months ended March 31, 2011, which was derived from a net loss of $127,500 offset by non-cash stock-based compensation of $127,500.

Net cash used in financing activities during the three months ended March 31, 2012 was $0, compared to $0 during the three months ended March 31, 2011. Net cash used in financing activities during the three months ended March 31, 2012 included the receipt of $65,398 in loans from related parties, offset by $65,000 in principal payments on debt and $398 for the acquisition of 3,500 common shares as treasury stock.

Off-Balance Sheet Arrangements

As of March 31, 2012 and December 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2012, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS

For the three months ended March 31, 2012 there were no material changes from risk factors as disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

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
May 15, 2012

By /s/ Sherry L. McKinzey
Sherry L. McKinzey
Director, Chief Financial Officer, and Vice-President
May 15, 2012