Form 10-Q
period 2012-09-30
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2012-11-13
CIK 1300524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 0-50912

AMERICAN INTERNATIONAL HOLDINGS CORP.

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

The number of shares outstanding of each of the issuer’s classes of equity as of November 13, 2012 is 746,945 shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

AMERICAN INTERNATIONAL HOLDINGS CORP.

(Formerly “DELTA SEABOARD INTERNATIONAL, INC.”)

Consolidated Balance Sheets

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$ 969,363	$ -
Accounts receivable – related party	535,988	-
Assets held for sale	-	3,577,340
Total current assets	1,505,351	3,577,340

Notes receivable	1,400,000	-
Assets held for sale	-	1,707,686
Total assets	$ 2,905,351	$ 5,285,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 19,833	$ -
Accounts payable – related party	-	740
Dividends payable	-	1,035,000
Short-term note payable	-	80,000
Liabilities associated with assets held for sale	-	2,763,857
Total current liabilities	19,833	3,879,597

Long-term liabilities associated with assets held for sale	-	49,843
Total liabilities	19,833	3,929,440

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 and 3,769,626 shares issued and outstanding, respectively	-	377
Common stock, $0.0001 par value, 195,000,000 shares authorized; 747,355 and 709,659 shares issued, respectively; 746,945 and 709,559 shares outstanding, respectively	75	71
Additional paid-in capital	4,284,830	4,284,456
Accumulated deficit	(1,395,493)	(2,928,578)
Less treasury stock, at cost; 410 and 100 shares, respectively	(3,894)	(740)
Total stockholders’ equity	2,885,518	1,355,586
Total liabilities and stockholders’ equity	$ 2,905,351	$ 5,285,026

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

(Formerly “DELTA SEABOARD INTERNATIONAL, INC.”)

Consolidated Statements of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

 (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue	$ -	$ -	$ -	$ -

Costs and expenses:
General and administrative	50,848	-	127,725	127,505

Operating loss	(50,848)	-	(127,725)	(127,505)

Other income:
Interest income	17,500	-	35,000	-
Other income from forgiveness of debt	-	-	15,000	-
Total other income	17,500	-	50,000	-
Loss from continuing operations	(33,348)	-	(77,725)	(127,505)
Gain on disposal of discontinued operations	-	-	1,498,327	-
Income (loss) from discontinued operations, net of income taxes	-	54,408	(922,517)	191,441
Net income (loss)	$ (33,348)	$ 54,408	$ 498,085	$ 63,936

Preferred dividends:
Reversal of regular dividends	$ -	$ -	$ 1,055,000	$ -
Deemed dividends	-	(250,000)	-	(250,000)
Regular dividends	-	(60,000)	(20,000)	(180,000)
Net income (loss) applicable to common shareholders	$ (33,348)	$ (255,592)	$ 1,533,085	$ (366,064)

Net income (loss) per common share – basic and diluted
Continuing operations	$ (0.04)	$ (0.44)	$ 1.30	$ (0.79)
Discontinued operations	0.00	0.08	0.78	0.27
Total	$ (0.04)	$ (0.36)	$ 2.08	$ (0.52)

Weighted average number of common shares outstanding – basic and diluted	746,750	708,923	738,450	708,500

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

(Formerly “DELTA SEABOARD INTERNATIONAL, INC.”)

Consolidated Statements of Cash Flows

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$ 498,085	$ 63,936
Income from discontinued operations, net of income taxes	575,810	191,441
Net loss from continuing operations	(77,725)	(127,505)
Adjustments to reconcile net loss to cash used in operating activities:
Other income from forgiveness of debt	(15,000)	-
Share-based compensation	-	127,500
Changes in operating assets and liabilities:
Accounts payable	19,833	-
Net cash used in operating activities from continuing operations	(72,892)	(5)

Cash flows from investing activities
Proceeds from the sale of subsidiary	1,600,000	-
Net cash provided by investing activities from continuing operations	1,600,000	-

Cash flows from financing activities
Loans from (to) related parties, net	(489,591)	(95)
Principal payments on debt	(65,000)	-
Payments for acquisition of treasury stock	(3,154)	-
Net cash used in financing activities from continuing operations	(557,745)	(95)

Net increase (decrease) in cash and cash equivalents from continuing operations	969,363	(100)
Cash and cash equivalents at beginning of period	-	100
Cash and cash equivalents at end of period	$ 969,363	$ -

Discontinued operations
Net cash provided by operations	$ 300,902	$ 482,094
Net cash used in investing activities	(125,399)	(12,218)
Net cash used in financing activities	(186,158)	(441,262)
Net increase (decrease) in cash and cash equivalents from discontinued operations	(10,655)	28,614
Cash and cash equivalents at beginning of period from discontinued operations	10,655	24,672
Cash and cash equivalents at end of period from discontinued operations	$ -	$ 53,286

Supplemental disclosures:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Non-cash transactions:
Preferred dividends declared and unpaid	$ 20,000	$ 180,000
VOMF settlement recorded as deemed dividend	$ -	$ 250,000
Reversal of preferred dividends	$ 1,055,000	$ -
Conversion of preferred stock to common stock	$ 377	$ -
Note receivable received from sale of subsidiary	$ 1,400,000	$ -

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

(Formerly “DELTA SEABOARD INTERNATIONAL, INC.”)

Notes to Unaudited Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of American International Holdings Corp. (“AMIH”), formerly Delta Seaboard International, Inc. (“Delta”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in AMIH’s latest Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

Organization, Ownership and Business

AMIH at September 30, 2012, was a 86.8%  owned subsidiary of American International Industries, Inc. ("American") (OTCBB: AMIN). At September 30, 2012, AMIH also had a wholly-owned subsidiary, Delta Seaboard Well Service, Inc., a Texas corporation ("DSWSI").

On August 13, 2012, AMIH affected a reverse stock split whereby all outstanding shares of its common stock were subject to a reverse split on a one for one hundred (1:100) basis. All share and per share amounts contained in this Form 10Q have been adjusted retroactively to reflect the reverse stock split.

On April 3, 2012, AMIH entered into an Asset Purchase Agreement by and among Delta Seaboard, LLC (the "Purchaser"), a Texas limited liability company that is owned and controlled by Robert W. Derrick, Jr. and Ronald D. Burleigh, AMIH’s president and director and vice-president and director, respectively, on the date of the Agreement, DSWSI, and American.

Pursuant to the terms of the agreement, AMIH: (i) sold all of the assets and liabilities of DSWSI to the Purchaser; (ii) Messrs. Derrick and Burleigh resigned as executive officers and as members of AMIH’s board of directors; (iii) Mr. Derrick resigned as a director of American; and (iv) Messrs. Derrick and Burleigh transferred and assigned all of their 319,258 AMIH shares, representing approximately 45% of AMIH's outstanding common stock to American. Total consideration for the sale was $3,000,000 for DSWSI. In consideration for the sale of the DSWSI net assets to Purchaser, Purchaser paid AMIH $1,600,000 in cash and executed a 5 year note bearing interest at 5% per annum in the face amount of $1,400,000. The note receivable, which is personally guaranteed by Messrs. Derrick and Burleigh and is secured by the 3.2 acre parcel on which the business of DSWSI is located (the "DSWSI Property"), provides for the mandatory prepayment of the principal and interest in full upon the sale of the DSWSI Property, which is presently listed for sale at $4.25 million. AMIH will receive additional consideration equal to the amount that the Purchaser receives from the planned sale of the 3.2 acre property in excess of $3 million.

Upon the closing of the agreement on April 3, 2012, American then held an aggregate, including previous holdings, of 647,858 shares of AMIH's issued and outstanding common stock, representing approximately 86.8% of AMIH's shares. At the same date, AMIH ceased to be an operating company and became a non-operating "shell company", as that term is defined in Rule 144(i) under the Securities Act of 1933, as amended.

Principles of Consolidation

The consolidated financial statements include the accounts of American International Holdings Corp. and its wholly-owned subsidiary, Delta Seaboard Well Service, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

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

For the three and nine months ended September 30, 2011, preferred shares convertible into 37,696 common shares were excluded from the diluted earnings per share calculation for all periods because their effect would have been anti-dilutive.

Income Taxes

AMIH is a taxable entity and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the temporary differences reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date of the rate change. A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be realized.  Interest and penalties associated with income taxes are included in selling, general and administrative expense.

AMIH evaluates the tax benefits from uncertain positions and determines if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of September 30, 2012, AMIH had not recorded any tax benefits from uncertain tax positions.

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

Subsequent Events

AMIH has evaluated all subsequent events from September 30, 2012 through the issuance date of the consolidated financial statements for subsequent event disclosure consideration.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 - Assets held for sale

On April 3, 2012, AMIH sold all of the assets and liabilities of DSWSI, as discussed in Note 1.

The assets and liabilities of DSWSI are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheets as of December 31, 2011 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20).  Discontinued operations for the three and nine months ended September 30, 2012 includes a gain on disposal of DSWSI of $1,498,327 for the total consideration of $3,000,000 less DSWSI's assets and associated liabilities of $1,501,673.  DSWSI's net loss of $922,517 for the nine months ended September 30, 2012, and net income of $54,408 and $191,441 for the three and nine months ended September 30, 2011, respectively, are included in discontinued operations.

The carrying amounts of the major classes of assets and liabilities for DSWSI at December 31, 2011 are summarized below:

December 31, 2011
Assets held for sale
Current assets:
Cash and cash equivalents	$ 10,655
Trading securities	105
Accounts receivable, less allowance for doubtful accounts of $55,087	1,469,406
Inventories	1,862,098
Prepaid expenses and other current assets	235,076
Total current assets held for sale	3,577,340

Property and equipment, net of accumulated depreciation	1,701,186
Other assets	6,500
Total assets held for sale	$ 5,285,026

Liabilities associated with assets held for sale
Current liabilities:
Accounts payable and accrued expenses	$ 486,684
Bank overdrafts	81,392
Short-term notes payable	89,080
Current installments of long-term debt	2,106,701
Total current liabilities associated with assets held for sale	2,763,857

Long-term debt, less current installments	49,843
Total liabilities associated with assets held for sale	$ 2,813,700

The gain on disposal of DSWSI is summarized below:

April 3, 2012
Cash	$ 1,600,000
Note receivable	1,400,000
Total consideration	3,000,000
DSWSI's assets less associated liabilities	1,501,673
Gain on disposal of DSWSI	$ 1,498,327

DSWSI's revenues and net income (loss) before income tax are summarized below:

	For the Three Months Ended		For the Nine months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Revenues	$ -	$ 2,941,919	$ 3,598,374	$ 8,151,616
Net income (loss) before income tax	$ -	$ 64,431	$ (883,373)	$ 212,701
Gain on disposal of discontinued operations	$ -	$ -	$ 1,498,327	$ -

Note 3 - Short-term Notes Payable

	September 30, 2012	December 31, 2011
Note payable with interest at 0.00%, principal due in monthly payments of $20,000 through April 20, 2012 (a)	$ -	$ 80,000
	$ -	$ 80,000

(a) On June 29, 2011, AMIH entered into an agreement, with an effective date of July 1, 2011, with Vision Opportunity Master Fund, Ltd. (“VOMF”), pursuant to which VOMF agreed to convert 3,769,626 shares of the Company’s preferred stock, constituting all of AMIH’s outstanding preferred stock, into 37,696 shares (3,769,626 shares pre-split) of common stock and also agreed to waive all accrued dividends payable on the preferred stock. In consideration for the conversion, AMIH agreed to pay VOMF total consideration of $250,000, $50,000 of which was paid on July 1, 2011, and the $200,000 remainder was due and payable at the rate of $20,000 per month. On February 23, 2012, AMIH completed the agreement with VOMF. VOMF accepted a payment of $65,000 in full satisfaction of this note, and the difference of $15,000 was recognized as other income from forgiveness of debt. On February 29, 2012, 3,769,626 shares of AMIH's preferred stock were converted into 37,696 shares (3,769,626 shares pre-split) of AMIH's common stock.

Note 4 - Equity

On August 13, 2012, AMIH affected a reverse stock split whereby all outstanding shares of its common stock were subject to a reverse split on a one for one hundred (1:100) basis. All share and per share amounts contained in this Form 10-Q have been adjusted retroactively to reflect the reverse stock split.

On January 4, 2011, AMIH issued 25,500 restricted shares of common stock for services valued at $127,500.  During the three and nine months ended September 30, 2011, preferred dividends of $60,000 and $180,000, respectively, were accrued and unpaid.

On June 29, 2011, AMIH entered into an agreement, with an effective date of July 1, 2011, with Vision Opportunity Master Fund, Ltd. (“VOMF”), pursuant to which VOMF agreed to convert 3,769,626 shares of the Company’s preferred stock, constituting all of AMIH’s outstanding preferred stock, into 37,696 shares (3,769,626 shares pre-split) of common stock and also agreed to waive all accrued dividends payable on the preferred stock upon the payment of $250,000. In consideration for the conversion, AMIH agreed to pay VOMF total consideration of $250,000, $50,000 of which was paid on July 1, 2011, and the $200,000 remainder was due and payable at the rate of $20,000 per month.  On February 23, 2012, AMIH completed the agreement with VOMF. VOMF accepted a payment of $65,000 in full satisfaction of this note, and the difference of $15,000 was recognized as other income from forgiveness of debt. On February 29, 2012, 3,769,626 shares of AMIH's preferred stock were converted into 37,696 shares (3,769,626 shares pre-split) of AMIH's common stock. Upon satisfaction of the agreement with VOMF, the Company’s obligation for previously recorded preferred dividends was released and AMIH reversed the dividends payable of $1,055,000.

AMIH has 5,000,000 authorized, 0 issued and outstanding, Preferred Shares consisting of Series A and Series B convertible into one share of AMIH's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American International Holdings Corp. (AMIH), formerly Delta Seaboard International, Inc. ("Delta"), at September 30, 2012, was  a 86.8%  owned subsidiary of American International Industries, Inc. ("American") (OTCBB: AMIN). At September 30, 2012, AMIH also had a wholly-owned subsidiary, Delta Seaboard Well Service, Inc., a Texas corporation ("DSWSI").

On August 13, 2012, AMIH affected a reverse stock split whereby all outstanding shares of its common stock were subject to a reverse split on a one for one hundred (1:100) basis. All share and per share amounts contained in this Form 10-Q have been adjusted retroactively to reflect the reverse stock split.

On April 3, 2012, AMIH entered into an Asset Purchase Agreement by and among AMIH Seaboard, LLC (the "Purchaser"), a Texas limited liability company that is owned and controlled by Robert W. Derrick, Jr. and Ronald D. Burleigh, AMIH's president and director and vice-president and director, respectively, on the date of the Agreement, DSWSI, and American.

Pursuant to the terms of the agreement, AMIH: (i) sold all of the assets of DSWSI to the Purchaser; (ii) Messrs. Derrick and Burleigh resigned as executive officers and as members of AMIH’s board of directors; (iii) Mr. Derrick resigned as a director of American; and (iv) Messrs. Derrick and Burleigh transferred and assigned all of their 319,258 AMIH shares to American. Total consideration for the sale was $3,000,000 for AMIH. In consideration for the sale of the DSWSI assets to Purchaser, Purchaser paid AMIH $1,600,000 in cash and executed a 5 year note bearing interest at 5% per annum in the face amount of $1,400,000. The note receivable, which is personally guaranteed by Messrs. Derrick and Burleigh and is secured by the 3.2 acre parcel on which the business of DSWSI is located (the "DSWSI Property"), provides for the mandatory prepayment of the principal and interest in full upon the sale of the DSWSI Property, which is presently listed for sale at $4.25 million. AMIH will receive additional consideration equal to the amount that the Purchaser receives from the planned sale of the 3.2 acre property in excess of $3 million.

Upon the closing of the agreement on April 3, 2012, American then held an aggregate, including previous holdings, of 647,858 shares of AMIH's issued and outstanding common stock, representing approximately 86.8% of AMIH's shares. At the same date, AMIH ceased to be an operating company and became a non-operating "shell company", as that term is defined in Rule 144(i) under the Securities Act of 1933, as amended.

Results of Operations for AMIH

Three and Nine months ended September 30, 2012 Compared to the Three and Nine months ended September 30, 2011

General and administrative expenses were $50,848 for the three months ended September 30, 2012, compared to $0 for the three months ended September 30, 2011. General and administrative expenses for the three months ended September 30, 2012 consisted of executive compensation and legal and professional expenses. General and administrative expenses were $127,725 for the nine months ended September 30, 2012, compared to $127,505 for the nine months ended September 30, 2011. General and administrative expenses for the nine months ended September 30, 2012 consisted of executive compensation and legal and professional expenses. General and administrative expenses for the nine months ended September 30, 2011 consisted of non-cash stock-based compensation.

Other income during the three and nine months ended September 30, 2012 was $17,500 and $50,000, respectively, compared to $0 during the same periods in the prior year.  Interest income for the three and nine months ended September 30, 2012 was $17,500 and $35,000 respectively, representing 5% interest on the $1,400,000 note receivable from the sale of DSWSI’s assets. Vision Opportunity Master Fund, Ltd. accepted a payment of $65,000 in full satisfaction of a note with a balance of $80,000, and the difference of $15,000 was recognized as other income from forgiveness of debt for the nine-month period ended September 30, 2012.

AMIH had a net loss of $33,348, or $0.04 per share, for the three months ended September 30, 2012, compared to net income of $54,408, or loss of $0.36 per share, for the three months ended September 30, 2011. AMIH had net income of $498,085, or $1.30 per share, for the nine months ended September 30, 2012, compared to $63,936, or loss of $0.52 per share, for the nine months ended September 30, 2011. We had net income from discontinued operations of $575,810, or $0.78 per share, for the nine months ended September 30, 2012. The per share amounts reflect the impact of preferred dividends. During the three and nine months ended September 30, 2011, the impact of the preferred dividends increased the loss per share by $0.44 and $0.61 per share, respectively. In February 2012, the holder of the preferred shares waived all accrued dividends payable of $1,055,000. For the nine months ended September 30, 2012, this reversal increased the net income per share amount by $1.40 per share. Discontinued operations for the nine months ended September 30, 2012 includes a gain on disposal of DSWSI of $1,498,327 for the total consideration of $3,000,000 less DSWSI's assets and associated liabilities of $1,501,673 (see Note 2 to the consolidated financial statements).  Discontinued operations for the nine months ended September 30, 2012 includes DSWSI's net loss of $922,517.  Discontinued operations for the three and nine months ended September 30, 2011 includes DSWSI's net income of $54,408 and $191,441, respectively.

Liquidity and Capital Resources for AMIH

As of September 30, 2012, AMIH had total assets of $2,905,351, consisting of $969,363 in cash and cash equivalents, $535,988 in related party receivables due from our parent, American, and a $1,400,000 note receivable.

As of September 30, 2012, AMIH had total liabilities of $19,833 which is for accounts payable.

AMIH had working capital of $1,485,518 and total stockholders’ equity of $2,885,518 as of September 30, 2012.

Net cash used in operating activities was $72,892 for the nine months ended September 30, 2012, which was derived from a net loss of $77,725 and non-cash income for forgiveness of debt of $15,000, offset by an increase in accounts payable of $19,833. Net cash used in operating activities was $5 for the nine months ended September 30, 2011, which was derived from a net loss of $127,505 offset by non-cash stock-based compensation of $127,500.

Net cash provided by investing activities during the nine months ended September 30, 2012 was $1,600,000 for the receipt of proceeds from the sale of DSWSI’s assets.

Net cash used in financing activities during the nine months ended September 30, 2012 was $557,745, compared to $95 during the nine months ended September 30, 2011. Net cash used in financing activities during the nine months ended September 30, 2012 included the payment of $489,591 in loans to related parties, $65,000 in principal payments on debt and $3,154 for the acquisition of 310 common shares as treasury stock.  Net cash used in financing activities during the nine months ended September 30, 2011 was for the repayment of loans from related parties.

Off-Balance Sheet Arrangements

As of September 30, 2012 and December 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2012, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS

For the nine months ended September 30, 2012 there were no material changes from risk factors as disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

November 13, 2012

By /s/ Sherry L. McKinzey

Sherry L. McKinzey

Director, Chief Financial Officer, and Vice-President

November 13, 2012