Form 10-K
period 2012-12-31
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2013-04-01
CIK 1300524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $134,433 based on the closing sale price of $0.04 on such date as reported on the OTCBB.

The number of shares outstanding of each of the issuer’s classes of equity as of April 1, 2013 is 746,945 shares of common stock.

TABLE OF CONTENTS

Cautionary Statement regarding Forward-Looking Statements

This Annual Report on Form 10-K of American International Holdings Corp. (hereinafter the "Company", the "Registrant", or "AMIH"), formerly Delta Seaboard International, Inc. (“Delta”),  includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Registrant that may cause its actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-K and in the Registrant's other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. For a more detailed discussion of the foregoing risks and uncertainties, see "Risk Factors".

PART I

ITEM 1. DESCRIPTION OF BUSINESS

American International Holdings Corp.

American International Holdings Corp. (AMIH), formerly Delta Seaboard International, Inc. ("Delta"), is  a 86.7%  owned subsidiary of American International Industries, Inc. ("American") (OTCBB: AMIN). AMIH also has a wholly-owned subsidiary, Delta Seaboard Well Service, Inc. ("DSWSI"), a Texas corporation and formerly a subsidiary of Delta.  Upon the execution of an Asset Purchase Agreement dated April 3, 2012, discussed under “General Background of AMIH” below, DSWSI became a non-operating company.

On August 13, 2012, AMIH effected a reverse stock split whereby all outstanding shares of its common stock were subject to a reverse split on a one for one hundred (1:100) basis. All share and per share amounts contained in this Form 10-K have been adjusted retroactively to reflect the reverse stock split.

General Background of AMIH

From May 1, 2005 through April 16, 2009, the Company had three subsidiaries.  Hammonds Technical Services, Inc. and Hammonds Fuel Additives, Inc. were separate privately-owned Texas companies. In connection with the 2005 acquisition by the Company, Hammonds Fuel Additives was merged into Hammonds Technical Services. In April 2005 and January 2006, respectively, Hammonds Fuel Additives and Hammonds Water Treatment Systems, respectively, were reincorporated as separate entities from Hammonds Technical Services, and all three entities were wholly-owned subsidiaries of the Company. Hammonds manufactured engineered products and chemicals that serve multiple segments of the fuels distribution, water treatment and utility vehicle industries.

On February 3, 2010, the Company and Delta completed a reverse merger pursuant to which Delta was merged with and into Hammonds and Hammonds’ name was changed to Delta Seaboard International, Inc.

On April 3, 2012, AMIH entered into an Asset Purchase Agreement (“Agreement”) by and among Delta Seaboard, LLC (the "Purchaser"), a Texas limited liability company that is owned and controlled by Robert W. Derrick, Jr. and Ronald D. Burleigh, who were AMIH's president and director and vice-president and director, respectively, on the date of the Agreement, DSWSI, and American.  Pursuant to the terms of the Agreement, AMIH: (i) sold all of the assets of DSWSI to the Purchaser; (ii) Messrs. Derrick and Burleigh resigned as executive officers and as members of AMIH’s board of directors; (iii) Mr. Derrick resigned as a director of American; and (iv) Messrs. Derrick and Burleigh transferred and assigned all of their 319,258 AMIH shares to American.  In consideration for the sale of the DSWSI assets to Purchaser, Purchaser paid AMIH $1,600,000 in cash and executed a 5 year note bearing interest at 5% per annum in the face amount of $1,400,000. On December 19, 2012, this note was sold to Messrs. Derrick and Burleigh for $1,020,000. Total consideration for the sale was $2,620,000.  On February 27, 2013, AMIH received $800,000 in payment of the balance due on the note receivable from Messrs. Derrick and Burleigh.

Upon the closing of the Agreement on April 3, 2012, American then held an aggregate, including previous holdings, of 647,858 shares of AMIH's issued and outstanding common stock, representing approximately 86.7% of AMIH's shares. At the same date, AMIH ceased to be an operating company and became a non-operating "shell company", as that term is defined in Rule 144(i) under the Securities Act of 1933, as amended.

Description of AMIH’s Business

Current Status as a Shell Company

Since April 3, 2012, we have been classified as a "shell company". Rule 12b-2 of the Securities Exchange Act of 1934 (the "Exchange Act") defines "shell company," as a company (other than an asset-backed issuer), which has "no operations; and either no or nominal assets; assets consisting of solely cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets."  Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Business Objective

The Company's current business objective is to become an operating company, by seeking a business combination with an operating company, acquiring assets or other means. We intend to use the Company's limited personnel but significant cash resources and liquidity resulting from the sale of DSWSI in connection with fulfilling its business objective. The Company will utilize its capital stock, debt or a combination of capital stock and debt, together with its financial resources, in furtherance of its business objective.

It may be expected that entering into one or more transactions in pursuit of its business objective will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our Common Stock or other capital stock that may be convertible into Common Stock:

•

may significantly reduce the equity interest of our existing stockholders;

•

may cause a change in control if a substantial number of our shares of Common Stock or other capital stock are issued and may also result in the resignation or removal of our present officers and directors; and

•

may adversely affect the prevailing market price for our Common Stock.

Similarly, if we issued debt securities, it could result in:

•

default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiations of such covenants;

•

our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•

our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

We currently plan to seek potential business combinations by investigating opportunities and, if such investigation warrants, acquiring a target company or business seeking the perceived advantages of being a publicly held corporation and that understands the benefit of being able to employ our funds in its business. Our principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business (and/or an acquisition) rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The investigation and analysis of new business opportunities has and will be undertaken by or under the supervision of our officers and directors. As of the date of this filing, we have not entered into any preliminary or definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidates regarding business combination opportunities for us. In our efforts to analyze potential acquisition targets, we may consider the following kinds of factors:

•

Potential for growth, indicated by new technology, anticipated market expansion or new products;

•

Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•

Strength and diversity of management, either in place or scheduled for recruitment;

•

Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•

The cost of participation by us as compared to the perceived tangible and intangible values and potentials;

•

The extent to which the business opportunity can be advanced;

•

The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•

Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, our management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the limited capital we have plans to allocate for investigation, we may not discover or adequately evaluate adverse facts about the potential business opportunities that may be acquired.

Form of Acquisition

The manner and extent to which we participate in a business combination opportunity will depend upon the nature of the opportunity, our respective needs and desires as well as those of the principals of the opportunity, and the relative negotiating strength of us and such principals.

It is likely that we will affect a business combination through the issuance of common stock or other securities, which may result in a change of control. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon the issuance to the stockholders of the acquired company of at least 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all present AMIH stockholders would, in such circumstances, retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, present AMIH stockholders may retain substantially less than 20% of the total issued and outstanding shares. This could result in substantial additional dilution to the equity of those who were our stockholders prior to such reorganization / business combination.

Our present stockholders may not have control of a majority of our voting shares following a reorganization / business combination transaction. Further, as part of such a transaction, all or a majority of our directors may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of our management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. It may be expected that AMIH’s management will seek to structure any such transaction so as not to require stockholder approval and the inherent delays and expenses.

It is anticipated that the investigation of specific business opportunities and the negotiation, preparation and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to consummate a specific business combination opportunity after incurring the associated costs, the costs of the related investigation would not be recoverable.

We presently have no employees apart from our officers and directors. We expect no significant changes in the number of our employees other than such changes, if any, that may result in connection with a business combination.

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

ITEM 1A. RISK FACTORS RELATED TO OUR BUSINESS

We have a limited operating history. We also have no commitments from any officers, directors, or shareholders to provide us with any funding. We have had no operations and generated no revenues.

We have a limited operating history, and have had no operations nor any revenues or earnings from operations since in or about April 2012.  We have no significant assets or resources, other than the cash and receivable received in connection with the Asset Purchase Agreement. We will sustain operating expenses in connection with being a public reporting company under the Securities Exchange Act of 1934 (the "Exchange Act"), without corresponding revenues, at least until the consummation of a business combination.  No officer, director or shareholder has agreed to provide us funding in the future. This may result in us incurring a net operating loss which will increase continuously until we can consummate a business combination with a target company. There is no assurance that we can identify a target company that our management deems desirable or be able to consummate a business combination with a desirable target company.  In the event that we are unable to raise sufficient funds, we will be required to utilize our presently available cash resources in order to continue our administrative operations and remain as a current reporting company until we can consummate a business combination.

The nature of our proposed operations is highly speculative.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer a business combination with one or more entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control.

The acquisition of material assets will require substantial additional capital.

In addition to seeking out a merger or acquisition candidate, our current management plans to seek out potential assets for the Company to purchase.  The consideration for any acquisition may include shares of our common stock and will likely include substantial additional capital which, if it requires more than our available cash, we will need to raise.  We may be unable to raise such capital and/or may be forced to raise such capital on unfavorable terms.  Our failure to raise any required additional capital to complete an acquisition will prevent us from consummating any future planned acquisitions.

The competition for business opportunities and combinations is great.

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities and assets. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

It will be impracticable for us to conduct an exhaustive investigation prior to any business combination, which may lead to a failure to meet our fiduciary obligations to our shareholders.

To the extent that we are limited to our available cash, which we will continue to utilize to continue as a public company, and the fact that we only have three officers and directors will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target company. The decision to enter into a business combination, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the principals and advisors associated with the business entity seeking our participation. Management may not be able to meet its fiduciary obligation to us and our stockholders due to the impracticability of completing thorough due diligence of a target company. By our failure to complete a thorough due diligence and exhaustive investigation of a target company, we are more susceptible to derivative litigation or other stockholder suits. In addition, this failure to meet our fiduciary obligations increases the likelihood of plaintiff success in such litigation.

We have no current agreements in place for a business combination or other transaction, and we currently have no standards for potential business combinations, and as a result, our management has sole discretion regarding any potential business combination.

We have no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Our officers and directors and controlling shareholders, have complete control and discretion over whether or not we will enter into a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by us. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target company to have achieved, or without which we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

Reporting requirements may delay or preclude an acquisition.

The Exchange Act requires reporting companies such as us, to provide certain information on Form 8-K/12G about significant acquisitions including audited financial statements for the company acquired and a detailed description of the business operations and risks associated with such company's operations. The time and additional costs that may be incurred by some target companies to prepare such financial statements and descriptive information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Additionally, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We have not conducted any market research regarding any potential business combinations.

We have neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by us. Even in the event demand exists for a transaction of the type contemplated by us, there is no assurance we will be successful in completing any such business combination.

We do not plan to diversify our operations in the event of a business combination.

Our proposed operations, even if successful, will in all likelihood result in our engaging in a business combination with only one target company. Consequently, our activities will be limited to those engaged in by the business entity which we will merge with or acquire. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

A business combination may result in a change in control in our management.

A business combination involving the issuance of our common stock may result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require our shareholders to sell or transfer all or a portion of their common stock. The resulting change in control of the Company, if such change in control occurs, will likely result in removal of our current officers and directors and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

A business combination may result in a reduction of percentage share ownership.

Our primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in our issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock would result in a reduction in percentage of shares owned by our present shareholders and could therefore result in a change in control of our management.

Federal and state taxation rules could adversely affect any business combination we may undertake.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may adversely affect both parties to the transaction.

We are required as a reporting company under the Exchange Act to be provided audited financial statements in connection with any business combination.

We will require audited financial statements from any business entity we propose to acquire. No assurance can be given that a desirable target company will have available audited financials prior to the intended date of a business combination. In cases where audited financials are unavailable, we will not be able to comply with the provisions of the Exchange Act which requires the filing of a Form 8-K/12G requiring full disclosure equivalent to that contained in a Form 10 together with audited financial statements within 4 business days of the execution of the agreement consummating a business combination transaction.

Our business will have no revenues unless and until we merge with or acquire an operating business or assets.

We have had no revenues from operations for approximately the past nine months. We may not realize any revenues unless and until we successfully merge with or acquire an operating business or material assets, of which there can be no assurance.

The Company may issue more shares in connection with a merger or acquisition, which would result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 195,000,000 shares of common stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

We cannot assure you that following a business combination with an operating business that we will be able to quote our common stock on the OTCBB.

Following a business combination, we may seek the listing of our common stock on the OTCBB. After completing a business combination, until our common stock is listed on the OTC Bulletin Board, our common stock will be listed on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination. Additionally, there can be no assurances that we will be able to obtain listing on the OTC Bulletin Board, which failure could cause our common stock become worthless.

Principal stockholders may engage in a transaction to cause the Company to repurchase their shares of common stock.

In order to provide control of the Company to a third party, our principal stockholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized for the Company to repurchase shares of common stock held by such principal stockholders. As a result of such transaction, our management, principal stockholders and Board of Directors may change.

RISK FACTORS RELATED TO MARKET OF OUR COMMON STOCK

The Company's officers and directors own or control 90% of issued shares of Common Stock, a controlling interest in the Company, and thus may influence certain actions requiring stockholder vote.

If there is an annual meeting, as a consequence of the controlling interest of the Company's management, it has broad discretion regarding proposals submitted to a vote by shareholders. Accordingly, the Company's existing directors will continue to exert substantial control.

Your percentage ownership of our Common Shares will be diluted by future share issuances

Our Articles of Incorporation authorize the issuance of 195,000,000 shares of common stock, par value $0.0001 and 5,000,000 shares of preferred stock, par value $0.0001. At December 31, 2012, we had 747,355 shares of common stock issued and 0 shares of preferred stock issued.  We may issue additional shares of common stock in connection with any future acquisitions of operating businesses or assets or to raise additional funding for our operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

If our controlling stockholders sell substantial amounts of our Common Stock in the public market at any time in the future, the market price of our Common Stock could fall. Existing non-affiliate Shareholders beneficially hold approximately 77,903 shares of Common Stock of which approximately 61,314 shares are in the public float and are eligible to be sold free of any restrictions. All other shares are “restricted” as defined in Rule 144 under the Securities Act (“Rule 144”). Since the Company has previously been designated a shell company, the restricted shares issued during the Company’s status as shell Company must be held for one year from the date of this filing prior to being eligible to be sold pursuant to Rule 144. The Company can make no prediction as to the effect, if any, that sale of shares, or the availability of shares for future sale, will have on the market price of the shares prevailing from time to time. Sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could depress prevailing market prices for the shares. Such sales may also make it more difficult for the Company to sell equity securities or equity-related securities in the future at a time and price which it deems appropriate.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of the filing of this annual report on Form 10-K, there were no material unresolved comments from the staff of the Securities and Exchange Commission (“SEC”).

ITEM 2. DESCRIPTION OF PROPERTIES

We currently utilize approximately 1,500 square feet of office space at the offices of American located at 601 Cien Street, Suite 235, Kemah, TX 77565-3077, which are provided to us by American on a rent-free basis.

ITEM 3. LEGAL PROCEEDINGS

AMIH’s officers and directors are not aware of any threatened or pending litigation to which we are a party or which any of our property is the subject and which would have any material, adverse effect on AMIH.

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
First Quarter ended March 31	$ 10.00	$ 1.00	$ 14.00	$ 3.00
Second Quarter ended June 30	$ 9.00	$ 2.50	$ 9.00	$ 4.00
Third Quarter ended September 30	$ 10.00	$ 2.51	$ 8.00	$ 2.00
Fourth Quarter ended December 31	$ 10.00	$ 2.55	$ 15.00	$ 1.00

 As of December 31, 2012, our shares of common stock were held by approximately 232 stockholders of record. The transfer agent for our common stock is Colonial Stock Transfer, Salt Lake City, UT.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Sale of Unregistered Securities

None.

Issuer purchases of equity securities

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the fourth quarter of 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans at the End of the Period

October 1, 2012 to October 31, 2012	-	$ -	-	-
November 1, 2012 to November 30, 2012	-	-	-	-
December 1, 2012 to December 31, 2012	-	-	-	-
	-	$ -	-	-

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

General

American International Holdings Corp. (AMIH), formerly Delta Seaboard International, Inc. ("Delta"), is a 86.7%  owned subsidiary of American International Industries, Inc. ("American") (OTCBB: AMIN). AMIH also has a wholly-owned subsidiary, Delta Seaboard Well Service, Inc. ("DSWSI"), a Texas corporation and formerly a subsidiary of Delta.

On August 13, 2012, AMIH effected a reverse stock split whereby all outstanding shares of its common stock were subject to a reverse split on a one for one hundred (1:100) basis. All share and per share amounts contained in this Form 10-K have been adjusted retroactively to reflect the reverse stock split.

On April 3, 2012, AMIH entered into an Asset Purchase Agreement (“Agreement”) by and among Delta Seaboard, LLC (the "Purchaser"), a Texas limited liability company that is owned and controlled by Robert W. Derrick, Jr. and Ronald D. Burleigh, who were AMIH's president and director and vice-president and director, respectively, on the date of the Agreement, DSWSI, and American. Pursuant to the terms of the Agreement, AMIH: (i) sold all of the assets of DSWSI to the Purchaser; (ii) Messrs. Derrick and Burleigh resigned as executive officers and as members of AMIH’s board of directors; (iii) Mr. Derrick resigned as a director of American; and (iv) Messrs. Derrick and Burleigh transferred and assigned all of their 319,258 AMIH shares to American.  In consideration for the sale of the DSWSI assets to Purchaser, Purchaser paid AMIH $1,600,000 in cash and executed a 5 year note bearing interest at 5% per annum in the face amount of $1,400,000.  On December 19, 2012, this note was sold to Messrs. Derrick and Burleigh for $1,020,000. Total consideration for the sale was $2,620,000.

Upon the closing of the Agreement on April 3, 2012, American then held an aggregate, including previous holdings, of 647,858 shares of AMIH's issued and outstanding common stock, representing approximately 86.7% of AMIH's shares. At the same date, AMIH ceased to be an operating company and became a non-operating "shell company", as that term is defined in Rule 144(i) under the Securities Act of 1933, as amended.

Results of Operations for AMIH

Year ended December 31, 2012 Compared to the Year ended December 31, 2011

General and administrative expenses were $161,864 for the year ended December 31, 2012, compared to $127,505 for the year ended December 31, 2011. General and administrative expenses for the year ended December 31, 2012 consisted of executive compensation and legal and professional expenses. General and administrative expenses for the year ended December 31, 2011 consisted primarily of non-cash stock-based compensation.

Other income during the year ended December 31, 2012 was $67,500, compared to $0 during the same period in the prior year.  Interest income for the year ended December 31, 2012 was $52,500, representing 5% interest on the note receivable from the sale of DSWSI’s assets. Vision Opportunity Master Fund, Ltd. accepted a payment of $65,000 in full satisfaction of a note with a balance of $80,000, and the difference of $15,000 was recognized as other income from forgiveness of debt for the year ended December 31, 2012.

AMIH had net income of $101,446, or $1.53 per share, for the year ended December 31, 2012, compared to a net loss of $351,254, or $1.19 per share, for the year ended December 31, 2011.  The per share amounts reflect the impact of preferred dividends. In February 2012, the holder of the preferred shares waived all accrued dividends payable of $1,055,000. For the year ended December 31, 2012, this reversal and the impact of preferred dividends increased the net income per share amount by $1.40 per share.  During the year ended December 31, 2011, the impact of the preferred dividends increased the loss per share by $0.69 per share. We had net income from discontinued operations of $195,810, or $0.26 per share, for the year ended December 31, 2012. Discontinued operations for the year ended December 31, 2012 includes a gain on disposal of DSWSI of $1,118,327 for the total consideration of $2,620,000 less DSWSI's assets and associated liabilities of $1,501,673 (see Note 2 to the consolidated financial statements).  Discontinued operations for the year ended December 31, 2012 includes DSWSI's net loss of $922,517.  Discontinued operations for the year ended December 31, 2011 includes DSWSI's net loss of $223,749, or $0.32 per share.

Liquidity and Capital Resources for AMIH

As of December 31, 2012, AMIH had total assets of $2,513,212, consisting of $438,524 in cash and cash equivalents, $1,274,688 in related party receivables due from our parent, American, and a $800,000 note receivable.

As of December 31, 2012, AMIH had total liabilities of $24,333 which is for accounts payable.

AMIH had working capital of $2,488,878 and total stockholders’ equity of $2,488,878 as of December 31, 2012.

Net cash used in operating activities was $85,031 for the year ended December 31, 2012, which was derived from a net loss of $94,364 and non-cash income for forgiveness of debt of $15,000, offset by an increase in accounts payable of $24,333. Net cash used in operating activities was $5 for the year ended December 31, 2011, which was derived from a net loss of $127,505 offset by non-cash stock-based compensation of $127,500.

Net cash provided by investing activities during the year ended December 31, 2012 was $1,820,000, which included $1,600,000 for the receipt of proceeds from the sale of DSWSI’s assets and $220,000 in note receivable proceeds.

Net cash used in financing activities during the year ended December 31, 2012 was $1,296,445, compared to $95 during the year ended December 31, 2011. Net cash used in financing activities during the year ended December 31, 2012 included the payment of $1,228,291 in loans to related parties, $65,000 in principal payments on debt and $3,154 for the acquisition of 310 common shares as treasury stock.  Net cash used in financing activities during the year ended December 31, 2011 was for the repayment of loans from related parties.

Off-Balance Sheet Arrangements

As of December 31, 2012 and December 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

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

Under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we made an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, in connection with the audit of the Company's financial statements. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders

American International Holdings Corp.

Kemah, Texas

We have audited the accompanying consolidated balance sheets of American International Holdings Corp. as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of American International Holdings Corp. as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the periods described above then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April 1, 2013

AMERICAN INTERNATIONAL HOLDINGS CORP.

(Formerly “DELTA SEABOARD INTERNATIONAL, INC.”)

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$ 438,524	$ -
Accounts receivable – related party	1,274,688	-
Notes receivable	800,000	-
Assets held for sale	-	3,577,340
Total current assets	2,513,212	3,577,340

Assets held for sale	-	1,707,686
Total assets	$ 2,513,212	$ 5,285,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 24,334	$ -
Accounts payable – related party	-	740
Dividends payable	-	1,035,000
Short-term note payable	-	80,000
Liabilities associated with assets held for sale	-	2,763,857
Total current liabilities	24,334	3,879,597

Long-term liabilities associated with assets held for sale	-	49,843
Total liabilities	24,334	3,929,440

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 and 3,769,626 shares issued and outstanding, respectively	-	377
Common stock, $0.0001 par value, 195,000,000 shares authorized; 747,355 and 709,659 shares issued, respectively; 746,945 and 709,559 shares outstanding, respectively	75	71
Additional paid-in capital	4,284,829	4,284,456
Accumulated deficit	(1,792,132)	(2,928,578)
Less treasury stock, at cost; 410 and 100 shares, respectively	(3,894)	(740)
Total stockholders’ equity	2,488,878	1,355,586
Total liabilities and stockholders’ equity	$ 2,513,212	$ 5,285,026

See accompanying notes to the consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

(Formerly “DELTA SEABOARD INTERNATIONAL, INC.”)

Consolidated Statements of Operations

	For the Year Ended December 31,
	2012	2011

Revenue	$ -	$ -

Costs and expenses:
General and administrative	161,864	127,505

Operating loss	(161,864)	(127,505)

Other income:
Interest income	52,500	-
Other income from forgiveness of debt	15,000	-
Total other income	67,500	-
Loss from continuing operations	(94,364)	(127,505)
Gain on disposal of discontinued operations	1,118,327	-
Loss from discontinued operations, net of income taxes	(922,517)	(223,749)
Net income (loss)	$ 101,446	$ (351,254)

Preferred dividends:
Reversal of regular dividends	$ 1,055,000	$ -
Deemed dividends	-	(250,000)
Regular dividends	(20,000)	(240,000)
Net income (loss) applicable to common shareholders	$ 1,136,446	$ (841,254)

Net income (loss) per common share – basic and diluted
Continuing operations	$ 1.27	$ (0.87)
Discontinued operations	0.26	(0.32)
Total	$ 1.53	$ (1.19)

Weighted average number of common shares outstanding – basic and diluted	740,585	708,710

See accompanying notes to the consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

(Formerly “DELTA SEABOARD INTERNATIONAL, INC.”)

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Earnings	Treasury
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Stock	Total
Balance at December 31, 2010	3,769,626	$ 377	684,159	$ 68	$ 4,156,959	$ (2,087,324)	$ -	$ 2,070,080
Issuance of common shares for services	-	-	25,500	3	127,497	-	-	127,500
Acquisition of treasury shares	-	-	-	-	-	-	(740)	(740)
Regular preferred dividends	-	-	-	-	-	(240,000)	-	(240,000)
VOMF settlement recorded as deemed dividend	-	-	-	-	-	(250,000)	-	(250,000)
Net loss	-	-	-	-	-	(351,254)	-	(351,254)
Balance at December 31, 2011	3,769,626	377	709,659	71	4,284,456	(2,928,578)	(740)	1,355,586
Conversion of preferred stock to common stock	(3,769,626)	(377)	37,696	4	373	-	-	-
Acquisition of treasury shares	-	-	-	-	-	-	(3,154)	(3,154)
Regular preferred dividends	-	-	-	-	-	(20,000)	-	(20,000)
Reversal of preferred dividends	-	-	-	-	-	1,055,000	-	1,055,000
Net income	-	-	-	-	-	101,446	-	101,446
Balance at December 31, 2012	-	$ -	747,355	$ 75	$ 4,284,829	$ (1,792,132)	$ (3,894)	$ 2,488,878

See accompanying notes to the consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

(Formerly “DELTA SEABOARD INTERNATIONAL, INC.”)

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$ 101,446	$ (351,254)
Income (loss) from discontinued operations, net of income taxes	195,810	(223,749)
Net loss from continuing operations	(94,364)	(127,505)
Adjustments to reconcile net loss to cash used in operating activities:
Other income from forgiveness of debt	(15,000)	-
Share-based compensation	-	127,500
Changes in operating assets and liabilities:
Accounts payable	24,333	-
Net cash used in operating activities from continuing operations	(85,031)	(5)

Cash flows from investing activities
Proceeds from the sale of subsidiary	1,600,000	-
Proceeds from note receivable	220,000	-
Net cash provided by investing activities from continuing operations	1,820,000	-

Cash flows from financing activities
Loans to related parties, net	(1,228,291)	(95)
Principal payments on debt	(65,000)	-
Payments for acquisition of treasury stock	(3,154)	-
Net cash used in financing activities from continuing operations	(1,296,445)	(95)

Net increase (decrease) in cash and cash equivalents from continuing operations	438,524	(100)
Cash and cash equivalents at beginning of year	-	100
Cash and cash equivalents at end of year	$ 438,524	$ -

Discontinued operations
Net cash provided by operations	$ 300,902	$ 701,356
Net cash used in investing activities	(125,399)	(106,766)
Net cash used in financing activities	(186,158)	(608,607)
Net decrease in cash and cash equivalents from discontinued operations	(10,655)	(14,017)
Cash and cash equivalents at beginning of year from discontinued operations	10,655	24,672
Cash and cash equivalents at end of year from discontinued operations	$ -	$ 10,655

Supplemental disclosures:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Non-cash transactions:
Preferred dividends declared and unpaid	$ 20,000	$ 240,000
VOMF settlement recorded as deemed dividend	$ -	$ 250,000
Reversal of preferred dividends	$ 1,055,000	$ -
Conversion of preferred stock to common stock	$ 377	$ -
Note receivable received from sale of subsidiary	$ 1,020,000	$ -

See accompanying notes to the consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

(Formerly “DELTA SEABOARD INTERNATIONAL, INC.”)

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Organization, Ownership and Business

American International Holdings Corp. (“AMIH”) at December 31, 2012, was a 86.7%  owned subsidiary of American International Industries, Inc. ("American") (OTCBB: AMIN). At December 31, 2012, AMIH also had a wholly-owned subsidiary, Delta Seaboard Well Service, Inc. ("DSWSI"), a Texas corporation and formerly a subsidiary of Delta.

On August 13, 2012, AMIH effected a reverse stock split whereby all outstanding shares of its common stock were subject to a reverse split on a one for one hundred (1:100) basis. All share and per share amounts contained in this Form 10-K have been adjusted retroactively to reflect the reverse stock split.

On April 3, 2012, AMIH entered into an Asset Purchase Agreement (“Agreement”) by and among Delta Seaboard, LLC (the "Purchaser"), a Texas limited liability company that is owned and controlled by Robert W. Derrick, Jr. and Ronald D. Burleigh, who were AMIH’s president and director and vice-president and director, respectively, on the date of the Agreement, DSWSI, and American.  Pursuant to the terms of the Agreement, AMIH: (i) sold all of the assets and liabilities of DSWSI to the Purchaser; (ii) Messrs. Derrick and Burleigh resigned as executive officers and as members of AMIH’s board of directors; (iii) Mr. Derrick resigned as a director of American; and (iv) Messrs. Derrick and Burleigh transferred and assigned all of their 319,258 AMIH shares, representing approximately 45% of AMIH's outstanding common stock to American. In consideration for the sale of the DSWSI net assets to Purchaser, Purchaser paid AMIH $1,600,000 in cash and executed a 5 year note bearing interest at 5% per annum in the face amount of $1,400,000.  On December 19, 2012, this note was sold to Messrs. Derrick and Burleigh for $1,020,000. Total consideration for the sale was $2,620,000.  On February 27, 2013, AMIH received $800,000 in payment of the balance due on the note receivable from Messrs. Derrick and Burleigh.

Upon the closing of the Agreement on April 3, 2012, American then held an aggregate, including previous holdings, of 647,858 shares of AMIH's issued and outstanding common stock, representing approximately 86.7% of AMIH's shares. At the same date, AMIH ceased to be an operating company and became a non-operating "shell company", as that term is defined in Rule 144(i) under the Securities Act of 1933, as amended.

Principles of Consolidation

The consolidated financial statements include the accounts of American International Holdings Corp. and its wholly-owned subsidiary, Delta Seaboard Well Service, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented.

Notes Receivable

Notes receivable are carried at the expected net realizable value.

Stock-Based Compensation

AMIH sometimes grants shares of stock for goods and services and in conjunction with certain agreements. These grants are accounted for based on the grant date fair values.

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

For the year ended December 31, 2011, preferred shares convertible into 37,696 common shares were excluded from the diluted earnings per share calculation for all periods because their effect would have been anti-dilutive.

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

AMIH evaluates the tax benefits from uncertain positions and determines if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of December 31, 2012, AMIH had not recorded any tax benefits from uncertain tax positions.

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

Subsequent Events

AMIH has evaluated all subsequent events from December 31, 2012 through the issuance date of the consolidated financial statements for subsequent event disclosure consideration.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 - Assets held for sale

On April 3, 2012, AMIH sold all of the assets and liabilities of DSWSI, as discussed in Note 1.

The assets and liabilities of DSWSI are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheets as of December 31, 2011 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20).  Discontinued operations for the year ended December 31, 2012 includes a gain on disposal of DSWSI of $1,118,327 for the total consideration of $2,620,000 less DSWSI's assets and associated liabilities of $1,501,673.  DSWSI's net losses of $922,517and $223,749for the years ended December 31, 2012 and 2011, respectively, are included in discontinued operations.

The carrying amounts of the major classes of assets and liabilities for DSWSI at December 31, 2011 are summarized below:

December 31, 2011
Assets held for sale
Current assets:
Cash and cash equivalents	$ 10,655
Trading securities	105
Accounts receivable, less allowance for doubtful accounts of $55,087	1,469,406
Inventories	1,862,098
Prepaid expenses and other current assets	235,076
Total current assets held for sale	3,577,340

Property and equipment, net of accumulated depreciation	1,701,186
Other assets	6,500
Total assets held for sale	$ 5,285,026

Liabilities associated with assets held for sale
Current liabilities:
Accounts payable and accrued expenses	$ 486,684
Bank overdrafts	81,392
Short-term notes payable	89,080
Current installments of long-term debt	2,106,701
Total current liabilities associated with assets held for sale	2,763,857

Long-term debt, less current installments	49,843
Total liabilities associated with assets held for sale	$ 2,813,700

The gain on disposal of DSWSI is summarized below:

April 3, 2012
Cash	$ 1,600,000
Note receivable	1,020,000
Total consideration	2,620,000
DSWSI's assets less associated liabilities	1,501,673
Gain on disposal of DSWSI	$ 1,118,327

DSWSI's revenues and net loss before income tax and gain on disposal of discontinued operations are summarized below:

For the Year Ended December 31,
	2012	2011
Revenues	$ 3,598,374	$ 11,293,189
Net loss before income tax	$ (883,373)	$ (89,141)
Gain on disposal of discontinued operations	$ 1,118,327	$ -

Note 3 - Short-term Notes Payable

	December 31, 2012	December 31, 2011
Note payable with interest at 0.00%, principal due in monthly payments of $20,000 through April 20, 2012 (a)	$ -	$ 80,000
	$ -	$ 80,000

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

Note 4 - Income Taxes

The components of the income tax provision for the years ended December 31, 2012 and 2011 are as follows:

	Year Ended December 31,
	2012	2011
Current:
Federal	$ -	$ -
State	39,144	56,487
Total current	39,144	56,487

Deferred:
Federal	$ -	$ -
State	-	-
Total deferred

Income taxes associated with discontinued operations	(39,144)	(56,487)

Total income tax provision	$ -	$ -

 The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Income tax expense computed at statutory rate	$ 34,492	$ (119,427)
Meals and entertainment	2,149	11,851
Other	523	381
Change in valuation allowance	(37,164)	107,195
Texas margin tax	39,144	56,487
Income taxes associated with discontinued operations	(39,144)	(56,487)
Total tax expense	$ -	$ -

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liabilities. Significant components of the deferred tax asset and liability as of December 31, 2012 and December 31, 2011 are set out below:

	December 31,
	2012	2011
Deferred Tax Assets:
Net operating loss carryforward	$ 783,630	$ 520,173
Total deferred tax assets	783,630	520,173

Deferred Tax Liabilities:
Tax depreciation in excess of books	-	(205,888)
Total deferred tax liabilities	-	(205,888)

Valuation allowance	(783,630)	(314,285)
Net deferred tax asset	$ -	$ -

AMIH has loss carry-forwards totaling $3,654,322 available at December 31, 2012 that may be offset against future taxable income.  If not used, the carry-forwards will expire as follows:

Operating Losses
Amount	Expires
$ 1,349,528	2029
882,694	2030
647,227	2031
774,874	2032
$ 3,654,323

Note 5 - Equity

On August 13, 2012, AMIH effected a reverse stock split whereby all outstanding shares of its common stock were subject to a reverse split on a one for one hundred (1:100) basis. All share and per share amounts contained in this Form 10-K have been adjusted retroactively to reflect the reverse stock split.

On January 4, 2011, AMIH issued 25,500 restricted shares of common stock for services valued at $127,500.  During the years ended December 31, 2012 and 2011, preferred dividends of $20,000 and $240,000, respectively, were accrued and unpaid.

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

Note 6 – Subsequent Events

On February 27, 2013, AMIH received $800,000 in payment of the balance due on the note receivable from Messrs. Derrick and Burleigh.

On March 11, 2013, AMIN, AMIH’s parent, and VOMF entered into a securities purchase agreement whereby AMIN will pay $12,000 in exchange for the 41,768 common shares owned by VOMF.  After the closing of this transaction, AMIN will own 689,626, or 92.3%, of the common shares of AMIH.

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

Evaluation of disclosure controls and procedures. In connection with the audit of the Company's financial statements for the year ended December 31, 2012, the Company's CEO and CFO conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our CEO and CFO concluded that our determined that our disclosure controls and procedures were effective as of December 31, 2012.

Changes in internal controls. There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2012, that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

At present, we have two officers and three directors. We may elect one or more additional directors and appoint additional officers in connection with our intent to pursue new business opportunities or entering into a business combination. Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present directors and executive officers:

Name	Age	Positions
Daniel Dror	72	Chairman and CEO
Sherry L. McKinzey	52	Director, VP, and CFO
Charles R. Zeller	71	Director

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

Independent Public Accountants

Our Board of Directors approved the appointment by the Company's Board of Directors of GBH CPAs, PC as independent public accountants for the fiscal year ended December 31, 2012.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal years ended December 31, 2012 and 2011:

		Annual Compensation			Long-Term Compensation Awards
		Salary	Bonus	Other Annual Compensation	Stock Award(s) (1)	Securities Underlying Options	Total Compensation
Name and Principal Position	Year
Daniel Dror, Chairman	2012	$ 90,000	-	-	-	-	$ 90,000
and CEO	2011	-	-	-	$ 50,000	-	$ 50,000

Sherry McKinzey,	2012	-	-	-	-	-	-
Director, VP, and CFO	2011	-	$ 5,000	-	$ 8,750	-	$ 13,750

(1)

See "Stock-Based Compensation" in note 1 to the financial statements for valuation assumptions.

Grants of Plan-Based Awards

None.

Director Summary Compensation Table

The directors serve without cash compensation, but may be granted stock as bonus compensation from time to time. The table below summarizes the compensation paid by the Company to non-employee Directors for the fiscal year ended December 31, 2012.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Change in Pension Value and Deferred Compensation Earnings	All Other Compensation	Total
Charles R. Zeller	$ -	$ -	$ -	$ -	$ -	$ -

(1) Daniel Dror, Chairman and CEO, and Sherry McKinzey, VP and CFO are not included in this table. The compensation received by these officers and directors, as employees of the Company, are shown in the Executive Summary Compensation Table.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2012. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
American International Industries, Inc.	647,858	86.7%
601 Cien Street, Suite 235
Kemah, TX 77565

Sherry McKinzey, Director, CFO	21,184	2.8%
601 Cien Street, Suite 235
Kemah, TX 77565

Vision Opportunity Master Fund LTD	41,768	5.6%
20 West 55TH ST, 5TH Floor
New York, NY 10019

Directors and Officers (1 person) (2)	669,042	89.5%

(1) Applicable percentage ownership is based on 746,945 shares of common stock outstanding as of December 31, 2012. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2012 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

The Registrant's Board of Directors has appointed GBH CPAs, PC, which firm has issued its report on our consolidated financial statements for the years ended December 31, 2012 and 2011.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by GBH CPAs, PC for the audit of the Registrant's annual financial statements for the years ended December 31, 2012 and 2011, and fees billed for other services rendered by GBH CPAs, PC during those years. All of the services described below were approved by the Board of Directors.

	2012	2011
Audit fees (1)	$ 57,000	$ 60,000
Audit-related fees (2)	$ -	$ -
Tax fees (3)	$ 12,000	$ 16,500
All other fees	$ -	$ 1,400

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

American International Holdings Corp.

By /s/ Daniel Dror

Daniel Dror

Chief Executive Officer, President, and Chairman

April 1, 2013

By /s/ Sherry L. McKinzey

Sherry L. McKinzey

Director, Chief Financial Officer, and Vice-President

April 1, 2013

By /s/ Charles R. Zeller

Charles R. Zeller

Director

April 1, 2013