Form 10-Q
period 2013-03-31
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2013-05-15
CIK 1300524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31 2013

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

The number of shares outstanding of each of the issuer’s classes of equity as of May 15, 2013 is 746,945 shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

AMERICAN INTERNATIONAL HOLDINGS CORP.

(Formerly “DELTA SEABOARD INTERNATIONAL, INC.”)

Consolidated Balance Sheets

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$ 150,768	$ 438,524
Receivable – related party	2,324,632	1,274,688
Notes receivable	-	800,000
Total assets	$ 2,475,400	$ 2,513,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 7,500	$ 24,334
Total liabilities	7,500	24,334

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value, 195,000,000 shares authorized; 747,355 and 747,355 shares issued, respectively; 746,945 and 746,945 shares outstanding, respectively	75	75
Additional paid-in capital	4,284,829	4,284,829
Accumulated deficit	(1,813,110)	(1,792,132)
Less treasury stock, at cost; 410 and 410 shares, respectively	(3,894)	(3,894)
Total stockholders’ equity	2,467,900	2,488,878
Total liabilities and stockholders’ equity	$ 2,475,400	$ 2,513,212

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

(Formerly “DELTA SEABOARD INTERNATIONAL, INC.”)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Revenue	$ -	$ -

Costs and expenses:
General and administrative	38,478	22,000

Operating loss	(38,478)	(22,000)

Other income:
Interest income	17,500	-
Other income from forgiveness of debt	-	15,000
Total other income	17,500	15,000
Loss from continuing operations	(20,978)	(7,000)
Loss from discontinued operations, net of income taxes	-	(922,517)
Net loss	$ (20,978)	$ (929,517)

Preferred dividends:
Reversal of regular dividends	$ -	$ 1,055,000
Regular dividends	-	(20,000)
Net income (loss) applicable to common shareholders	$ (20,978)	$ 105,483

Net income (loss) per common share – basic and diluted
Continuing operations	$ (0.03)	$ 1.43
Discontinued operations	-	(1.28)
Total	$ (0.03)	$ 0.15

Weighted average number of common shares outstanding – basic and diluted	746,945	722,063

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

(Formerly “DELTA SEABOARD INTERNATIONAL, INC.”)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$ (20,978)	$ (929,517)
Loss from discontinued operations, net of income taxes	-	(922,517)
Net loss from continuing operations	(20,978)	(7,000)
Adjustments to reconcile net loss to cash used in operating activities:
Other income from forgiveness of debt	-	(15,000)
Changes in operating assets and liabilities:
Accounts payable	(16,834)	22,000
Net cash used in operating activities from continuing operations	(37,812)	-

Cash flows from investing activities
Proceeds from note receivable	800,000	-
Net cash provided by investing activities from continuing operations	800,000	-

Cash flows from financing activities
Loans from (to) related parties, net	(1,049,944)	65,398
Principal payments on debt	-	(65,000)
Payments for acquisition of treasury stock	-	(398)
Net cash used in financing activities from continuing operations	(1,049,944)	-

Net decrease in cash and cash equivalents from continuing operations	(287,756)	-
Cash and cash equivalents at beginning of period	438,524	-
Cash and cash equivalents at end of period	$ 150,768	$ -

Discontinued operations
Net cash provided by operations	$ -	$ 300,903
Net cash used in investing activities	-	(33,066)
Net cash used in financing activities	-	(186,158)
Net increase in cash and cash equivalents from discontinued operations	-	81,679
Cash and cash equivalents at beginning of period from discontinued operations	-	10,655
Cash and cash equivalents at end of period from discontinued operations	$ -	$ 92,334

Supplemental disclosures:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Non-cash transactions:
Preferred dividends declared and unpaid	$ -	$ 20,000
Conversion of preferred stock to common stock	$ -	$ 377
Reversal of preferred dividends	$ -	$ 1,055,000

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

(Formerly “DELTA SEABOARD INTERNATIONAL, INC.”)

Notes to Unaudited Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of American International Holdings Corp. (“AMIH”), formerly Delta Seaboard International, Inc. (“Delta”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in AMIH’s latest Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

Organization, Ownership and Business

American International Holdings Corp. (“AMIH”) at March 31, 2013, was a 92.3%  owned subsidiary of American International Industries, Inc. ("American") (OTCBB: AMIN). At March 31, 2013, AMIH also had a wholly-owned subsidiary, Delta Seaboard Well Service, Inc. ("DSWSI"), a Texas corporation and formerly a subsidiary of Delta.

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

AMIH evaluates the tax benefits from uncertain positions and determines if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of March 31, 2013, AMIH had not recorded any tax benefits from uncertain tax positions.

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

Subsequent Events

AMIH has evaluated all subsequent events from March 31, 2013 through the issuance date of the consolidated financial statements for subsequent event disclosure consideration.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 – Discontinued operations

On April 3, 2012, AMIH sold all of the assets and liabilities of DSWSI, as discussed in Note 1.

DSWSI's net loss of $922,517for the three months ended March 31, 2012 is included in discontinued operations.

DSWSI's revenues and net loss before income tax is summarized below:

For the Three Months Ended March 31, 2012
Revenues	$ 3,598,374
Net loss before income tax	$ (883,373)

Note 3 - Equity

On August 13, 2012, AMIH effected a reverse stock split whereby all outstanding shares of its common stock were subject to a reverse split on a one for one hundred (1:100) basis. All share and per share amounts contained in this Form 10-Q have been adjusted retroactively to reflect the reverse stock split.

During the three months ended March 31, 2012 preferred dividends of $20,000 were accrued and unpaid.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American International Holdings Corp. (AMIH), formerly Delta Seaboard International, Inc. ("Delta"), at March 31, 2013, was  a 92.3%  owned subsidiary of American International Industries, Inc. ("American") (OTCBB: AMIN). At March 31, 2013, AMIH also had a wholly-owned subsidiary, Delta Seaboard Well Service, Inc., a Texas corporation ("DSWSI").

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

Results of Operations for AMIH

Three months ended March 31, 2013 Compared to the Three months ended March 31, 2012

General and administrative expenses were $38,478 for the three months ended March 31, 2013, compared to $22,000 for the three months ended March 31, 2012. General and administrative expenses for the three months ended March 31, 2013 consisted primarily of executive compensation and legal and professional expenses.  General and administrative expenses for the three months ended March 31, 2012 consisted of legal and professional expenses.

Other income during the three months ended March 31, 2013 and 2012 was $17,500 and $15,000, respectively.  Interest income for the three months ended March 31, 2013 was $17,500, representing 5% interest on the $1,400,000 note receivable from the sale of DSWSI’s assets. Vision Opportunity Master Fund, Ltd. accepted a payment of $65,000 in full satisfaction of a note with a balance of $80,000, and the difference of $15,000 was recognized as other income from forgiveness of debt for the three-month period ended March 31, 2012.

AMIH had a net loss of $20,978, or $0.03 per share, for the three months ended March 31, 2013.  AMIH had a net loss of $929,517 for the three months ended March 31, 2012, which includes a loss from discontinued operations for DSWSI's net loss of $922,517.  During the three months ended March 31, 2012 preferred dividends of $20,000 were accrued and unpaid.  In February 2012, the holder of the preferred shares waived all accrued dividends payable of $1,055,000.  During the three months ended March 31, 2012, the impact of the preferred dividends decreased the loss per share by $1.43.  During the three months ended March 31, 2012, AMIH had net income per share of $0.15, consisting of net income from continuing operations of $1.43 per share and a net loss from discontinued operations of $1.28 per share.

Liquidity and Capital Resources for AMIH

As of March 31, 2013, AMIH had total assets of $2,475,400 consisting of $150,768 in cash and cash equivalents and $2,324,632 in related party receivables due from our parent, American.

As of March 31, 2013, AMIH had total liabilities of $7,500 which is for accounts payable.

AMIH had working capital and total stockholders’ equity of $2,467,900 as of March 31, 2013.

Net cash used in operating activities was $37,812 for the three months ended March 31, 2013, which was derived from a net loss of $20,978 and a decrease in accounts payable of $16,834. Net cash used in operating activities was $0 for the three months ended March 31, 2012, which was derived from a net loss of $7,000 and other income from forgiveness of debt of $15,000, offset by an increase in accounts payable of $22,000.

Net cash provided by investing activities during the three months ended March 31, 2013 was $800,000 for the receipt of proceeds from the sale of DSWSI’s assets.

Net cash used in financing activities during the three months ended March 31, 2013 was $1,049,944, compared to $0 during the three months ended March 31, 2012. Net cash used in financing activities during the three months ended March 31, 2013 was for loans to related parties.  Net cash used in financing activities during the three months ended March 31, 2012 included the receipt of $65,398 in loans from related parties, $65,000 in principal payments on debt and $398 for the acquisition of 35 common shares as treasury stock

Off-Balance Sheet Arrangements

As of March 31, 2013 and December 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS

For the three months ended March 31, 2013 there were no material changes from risk factors as disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

May 15, 2013

By /s/ Sherry L. McKinzey

Sherry L. McKinzey

Director, Chief Financial Officer, and Vice-President

May 15, 2013