Form 10-Q
period 2013-06-30
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2013-08-12
CIK 1300524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of each of the issuer’s classes of equity as of August 12, 2013 is 746,945 shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

AMERICAN INTERNATIONAL HOLDINGS CORP.

(Formerly “DELTA SEABOARD INTERNATIONAL, INC.”)

Consolidated Balance Sheets

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$ 3,783	$ 438,524
Receivable – related party	2,437,951	1,274,688
Notes receivable	-	800,000
Total assets	$ 2,441,734	$ 2,513,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 10,000	$ 24,334
Total liabilities	10,000	24,334

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 195,000,000 shares authorized; 747,355 shares issued; 746,945 shares outstanding	75	75
Additional paid-in capital	4,284,829	4,284,829
Accumulated deficit	(1,849,276)	(1,792,132)
Less treasury stock, at cost; 410 shares	(3,894)	(3,894)
Total stockholders’ equity	2,431,734	2,488,878
Total liabilities and stockholders’ equity	$ 2,441,734	$ 2,513,212

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

(Formerly “DELTA SEABOARD INTERNATIONAL, INC.”)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$ -	$ -	$ -	$ -

Costs and expenses:
General and administrative	36,166	54,877	74,644	76,877

Operating loss	(36,166)	(54,877)	(74,644)	(76,877)

Other income:
Interest income	-	17,500	17,500	17,500
Other income from forgiveness of debt	-	-	-	15,000
Total other income	-	17,500	17,500	32,500
Loss from continuing operations	(36,166)	(37,377)	(57,144)	(44,377)
Gain on disposal of discontinued operations	-	1,498,327	-	1,498,327
Loss from discontinued operations, net of income taxes	-	-	-	(922,517)
Net income (loss)	$ (36,166)	$ 1,460,950	(57,144)	$ 531,433

Preferred dividends:
Reversal of regular dividends	$ -	$ -	-	$ 1,055,000
Regular dividends	-	-	-	(20,000)
Net income (loss) applicable to common shareholders	$ (36,166)	$ 1,460,950	(57,144)	$ 1,566,433

Net income (loss) per common share – basic and diluted
Continuing operations	$ (0.05)	$ (0.05)	(0.08)	$ 1.35
Discontinued operations	-	2.01	-	0.78
Total	$ (0.05)	$ 1.96	(0.08)	$ 2.13

Weighted average number of common shares outstanding – basic and diluted	746,945	746,446	746,945	734,254

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

(Formerly “DELTA SEABOARD INTERNATIONAL, INC.”)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$ (57,144)	$ 531,433
Income from discontinued operations, net of income taxes	-	575,810
Net loss from continuing operations	(57,144)	(44,377)
Adjustments to reconcile net loss to cash used in operating activities:
Other income from forgiveness of debt	-	(15,000)
Changes in operating assets and liabilities:
Accounts payable	(14,334)	15,000
Net cash used in operating activities from continuing operations	(71,478)	(44,377)

Cash flows from investing activities
Proceeds from the sale of subsidiary	-	1,600,000
Proceeds from note receivable	800,000	-
Net cash provided by investing activities from continuing operations	800,000	1,600,000

Cash flows from financing activities
Loans from (to) related parties, net	(1,163,263)	78,112
Principal payments on debt	-	(65,000)
Payments for acquisition of treasury stock	-	(1,244)
Net cash provided by (used in) financing activities from continuing operations	(1,163,263)	11,868

Net increase (decrease) in cash and cash equivalents from continuing operations	(434,741)	1,567,491
Cash and cash equivalents at beginning of period	438,524	-
Cash and cash equivalents at end of period	$ 3,783	$ 1,567,491

Discontinued operations
Net cash provided by operations	$ -	$ 300,902
Net cash used in investing activities	-	(125,399)
Net cash used in financing activities	-	(186,158)
Net decrease in cash and cash equivalents from discontinued operations	-	(10,655)
Cash and cash equivalents at beginning of period from discontinued operations	-	10,655
Cash and cash equivalents at end of period from discontinued operations	$ -	$ -

Supplemental disclosures:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Non-cash transactions:
Preferred dividends declared and unpaid	$ -	$ 20,000
Conversion of preferred stock to common stock	$ -	$ 377
Reversal of preferred dividends	$ -	$ 1,055,000
Note receivable received from sale of subsidiary	$ -	$ 1,400,000

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

Organization, Ownership and Business

American International Holdings Corp. at June 30, 2013, was a 93.2%-owned subsidiary of American International Industries, Inc. ("American") (OTCBB: AMIN). At June 30, 2013, AMIH also had a wholly-owned subsidiary, Delta Seaboard Well Service, Inc. ("DSWSI"), a Texas corporation and formerly a subsidiary of Delta.

On August 13, 2012, AMIH effected a reverse stock split whereby all outstanding shares of its common stock were subject to a reverse split on a one for one hundred (1:100) basis. All share and per share amounts contained in this Form 10-Q have been adjusted retroactively to reflect the reverse stock split.

On April 3, 2012, AMIH entered into an Asset Purchase Agreement (“Agreement”) by and among Delta Seaboard, LLC (the "Purchaser"), a Texas limited liability company that is owned and controlled by Robert W. Derrick, Jr. and Ronald D. Burleigh, who were AMIH’s president and director and vice-president and director, respectively, on the date of the Agreement, DSWSI, and American.  Pursuant to the terms of the Agreement, AMIH: (i) sold all of the operating assets and liabilities of DSWSI to the Purchaser; (ii) Messrs. Derrick and Burleigh resigned as executive officers and as members of AMIH’s board of directors; (iii) Mr. Derrick resigned as a director of American; and (iv) Messrs. Derrick and Burleigh transferred and assigned all of their 319,258 AMIH shares, representing approximately 45% of AMIH's outstanding common stock to American. In consideration for the sale of the DSWSI net assets to Purchaser, Purchaser paid AMIH $1,600,000 in cash and executed a 5 year note bearing interest at 5% per annum in the face amount of $1,400,000.  On December 19, 2012, this note was sold to Messrs. Derrick and Burleigh for $1,020,000. Total consideration for the sale was $2,620,000.  On February 27, 2013, AMIH received $800,000 in payment of the balance due on the note receivable from Messrs. Derrick and Burleigh.

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

AMIH evaluates the tax benefits from uncertain positions and determines if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of June 30, 2013, AMIH had not recorded any tax benefits from uncertain tax positions.

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

Subsequent Events

AMIH has evaluated all subsequent events from June 30, 2013 through the issuance date of the consolidated financial statements for subsequent event disclosure consideration.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 – Discontinued operations

On April 3, 2012, AMIH sold all of the operating assets and liabilities of DSWSI, as discussed in Note 1.

Discontinued operations for the three and six months ended June 30, 2012 includes a gain on disposal of DSWSI of $1,498,327 for the initial consideration of $3,000,000 less DSWSI's operating assets and associated liabilities of $1,501,673. DSWSI's net loss of $922,517 for the six months ended June 30, 2012 is included in discontinued operations.

The gain on disposal of DSWSI is summarized below:

April 3, 2012
Cash	$ 1,600,000
Note receivable (1)	1,400,000
Total consideration	3,000,000
DSWSI's assets less associated liabilities	1,501,673
Gain on disposal of DSWSI	$ 1,498,327

(1)

On December 19, 2012, this note was sold to Messrs. Derrick and Burleigh for $1,020,000, and the gain on disposal of DSWSI was reduced by $380,000 to $1,118,327.

DSWSI's revenues and net loss before income tax and gain on disposal of discontinued operations are summarized below:

	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012
Revenues	$ -	$ 3,598,374
Net loss before income tax	$ -	$ (883,373)
Gain on disposal of discontinued operations	$ 1,498,327	$ 1,498,327

Note 3 - Equity

On August 13, 2012, AMIH effected a reverse stock split whereby all outstanding shares of its common stock were subject to a reverse split on a one for one hundred (1:100) basis. All share and per share amounts contained in this Form 10-Q have been adjusted retroactively to reflect the reverse stock split.

During the six months ended June 30, 2012 preferred dividends of $20,000 were accrued and unpaid.

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

Note 4 – Related Parties

At June 30, 2013 and December 31, 2012, the Company had $2,437,951 and $1,274,688, respectively, receivable from American.  This receivable is owed to the Company largely as a result of the sale of DWSI in which the Company transferred the proceeds received in connection with this sale to American.  The Company expects this receivable to be paid in full by American within the next twelve months and has accordingly classified the receivable as a current asset in the consolidated balance sheet as of June 30, 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American International Holdings Corp. (“AMIH”), formerly Delta Seaboard International, Inc. ("Delta"), at June 30, 2013, was  a 93.2%-owned subsidiary of American International Industries, Inc. ("American") (OTCBB: AMIN). At June 30, 2013, AMIH also had a wholly-owned subsidiary, Delta Seaboard Well Service, Inc., a Texas corporation ("DSWSI").

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

Results of Operations for AMIH

Three and Six months ended June 30, 2013 Compared to the Three and Six months ended June 30, 2012

General and administrative expenses were $36,166 for the three months ended June 30, 2013, compared to $54,877 for the three months ended June 30, 2012. General and administrative expenses were $74,644 for the six months ended June 30, 2013, compared to $76,877 for the six months ended June 30, 2012. General and administrative expenses for the three and six months ended June 30, 2013 and 2012 consisted primarily of executive compensation and legal and professional expenses.

Other income during the three months ended June 30, 2013 and 2012 was $0 and $17,500, respectively.  Other income during the six months ended June 30, 2013 and 2012 was $17,500 and $32,500, respectively.  Interest income for the six months ended June 30, 2013 and for the three and six months ended June 30, 2012 was $17,500, representing 5% interest on the $1,400,000 note receivable from the sale of DSWSI’s assets. Vision Opportunity Master Fund, Ltd. accepted a payment of $65,000 in full satisfaction of a note with a balance of $80,000, and the difference of $15,000 was recognized as other income from forgiveness of debt for the six-month period ended June 30, 2012.

AMIH had a net loss of $36,166, or $0.05 per share, for the three months ended June 30, 2013, compared to net income of $1,460,950, or $1.96 per share, for the three months ended June 30, 2012.  AMIH had a net loss of $57,144, or $0.08 per share, for the six months ended June 30, 2013, compared to net income of $1,566,433, or $2.13 per share, for the six months ended June 30, 2012. The per share amounts reflect the impact of preferred dividends. During the six months ended June 30, 2012 preferred dividends of $20,000 were accrued and unpaid.  In February 2012, the holder of the preferred shares waived all accrued dividends payable of $1,055,000.  During the six months ended June 30, 2012, the impact of the preferred dividends increased income per share by $1.41. Income from discontinued operations for the three and six months ended June 30, 2012 was $1,498,327 and $575,810, respectively. Discontinued operations for the three and six months ended June 30, 2012 includes a gain on disposal of DSWSI of $1,498,327 for the initial consideration of $3,000,000 less DSWSI's assets and associated liabilities of $1,501,673 (On December 19, 2012, the $1,400,000 note receivable from the sale of DSWSI’s assets was sold to Messrs. Derrick and Burleigh for $1,020,000, and the gain on disposal of DSWSI was reduced by $380,000 to $1,118,327. See Note 2 to the consolidated financial statements).  Discontinued operations for the six months ended June 30, 2012 includes DSWSI's net loss of $922,517.

Liquidity and Capital Resources for AMIH

As of June 30, 2013, AMIH had total assets of $2,441,734 consisting of $3,783 in cash and cash equivalents and $2,437,951 in related party receivables due from our parent, American.

As of June 30, 2013, AMIH had total liabilities of $10,000 which is for accounts payable.

AMIH had working capital and total stockholders’ equity of $2,431,734 as of June 30, 2013.

Net cash used in operating activities was $71,478 for the six months ended June 30, 2013, which was derived from a net loss of $57,144 and a decrease in accounts payable of $14,334. Net cash used in operating activities was $44,377 for the six months ended June 30, 2012, which was derived from a net loss of $44,377 and non-cash income for forgiveness of debt of $15,000, offset by an increase in accounts payable of $15,000.

Net cash provided by investing activities for the six months ended June 30, 2013 was $800,000 for the receipt of proceeds from a note receivable. Net cash provided by investing activities for the six months ended June 30, 2012 was $1,600,000 for the receipt of proceeds from the sale of DSWSI’s assets.

Net cash used in financing activities during the six months ended June 30, 2013 was $1,163,263, compared to $11,868 provided by financing activities during the six months ended June 30, 2012. Net cash used in financing activities during the three months ended June 30, 2013 was for loans to related parties.  Net cash provided by financing activities during the six months ended June 30, 2012 included the receipt of $78,112 in loans from related parties, offset by $65,000 in principal payments on debt and $1,244 for the acquisition of 10,000 common shares as treasury stock.

Off-Balance Sheet Arrangements

As of June 30, 2013 and December 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS

For the six months ended June 30, 2013, there were no material changes from risk factors as disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

August 12, 2013

By /s/ Sherry L. McKinzey

Sherry L. McKinzey

Director, Chief Financial Officer, and Vice-President

August 12, 2013