Form 10-Q
period 2013-09-30
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2013-11-14
CIK 1300524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of each of the issuer’s classes of equity as of November 14, 2013 is 746,945 shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

AMERICAN INTERNATIONAL HOLDINGS CORP.

(Formerly “DELTA SEABOARD INTERNATIONAL, INC.”)

Consolidated Balance Sheets

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$ -	$ 438,524
Receivable – related party	2,405,403	1,274,688
Note receivable	-	800,000
Total assets	$ 2,405,403	$ 2,513,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 7,800	$ 24,334
Bank overdraft	22	-
Total liabilities	7,822	24,334

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 195,000,000 shares authorized; 747,355 shares issued; 746,945 shares outstanding	75	75
Additional paid-in capital	4,284,829	4,284,829
Accumulated deficit	(1,883,429)	(1,792,132)
Less treasury stock, at cost; 410 shares	(3,894)	(3,894)
Total stockholders’ equity	2,397,581	2,488,878
Total liabilities and stockholders’ equity	$ 2,405,403	$ 2,513,212

See accompanying notes to unaudited consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

(Formerly “DELTA SEABOARD INTERNATIONAL, INC.”)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue	$ -	$ -	$ -	$ -

Costs and expenses:
General and administrative	34,153	50,848	108,797	127,725

Operating loss	(34,153)	(50,848)	(108,797)	(127,725)

Other income:
Interest income	-	17,500	17,500	35,000
Debt forgiveness income	-	-	-	15,000
Total other income	-	17,500	17,500	50,000
Loss from continuing operations	(34,153)	(33,348)	(91,297)	(77,725)
Gain on disposal of DSWSI	-	-	-	1,498,327
Loss from discontinued operations, net of income taxes	-	-	-	(922,517)
Net income (loss)	$ (34,153)	$ (33,348)	$ (91,297)	$ 498,085

Preferred dividends:
Reversal of regular dividends	$ -	$ -	$ -	$ 1,055,000
Regular dividends	-	-	-	(20,000)
Net income (loss) applicable to common shareholders	$ (34,153)	$ (33,348)	$ (91,297)	$ 1,533,085

Net income (loss) per common share – basic and diluted
Continuing operations	$ (0.05)	$ (0.04)	$ (0.12)	$ 1.30
Discontinued operations	-	-	-	0.78
Total	$ (0.05)	$ (0.04)	$ (0.12)	$ 2.08

Weighted average number of common shares outstanding – basic and diluted	746,945	746,750	746,945	738,450

See accompanying notes to unaudited consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

(Formerly “DELTA SEABOARD INTERNATIONAL, INC.”)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$ (91,297)	$ 498,085
Income from discontinued operations, net of income taxes	-	575,810
Net loss from continuing operations	(91,297)	(77,725)
Adjustments to reconcile net loss to cash used in operating activities:
Debt forgiveness income	-	(15,000)
Changes in operating assets and liabilities:
Accounts payable	(16,534)	19,833
Net cash used in operating activities from continuing operations	(107,831)	(72,892)

Cash flows from investing activities
Proceeds from the sale of subsidiary	-	1,600,000
Proceeds from note receivable	800,000	-
Net cash provided by investing activities from continuing operations	800,000	1,600,000

Cash flows from financing activities
Loans to related parties, net	(1,130,715)	(489,591)
Bank overdrafts	22	-
Principal payments on debt	-	(65,000)
Payments for acquisition of treasury stock	-	(3,154)
Net cash used in financing activities from continuing operations	(1,130,693)	(557,745)

Net increase (decrease) in cash and cash equivalents from continuing operations	(438,524)	969,363
Cash and cash equivalents at beginning of period	438,524	-
Cash and cash equivalents at end of period	$ -	$ 969,363

Discontinued operations
Net cash provided by operations	$ -	$ 300,902
Net cash used in investing activities	-	(125,399)
Net cash used in financing activities	-	(186,158)
Net decrease in cash and cash equivalents from discontinued operations	-	(10,655)
Cash and cash equivalents at beginning of period from discontinued operations	-	10,655
Cash and cash equivalents at end of period from discontinued operations	$ -	$ -

Supplemental disclosures:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Non-cash transactions:
Preferred dividends declared and unpaid	$ -	$ 20,000
Conversion of preferred stock to common stock	$ -	$ 377
Reversal of preferred dividends	$ -	$ 1,055,000
Note receivable received from sale of subsidiary	$ -	$ 1,400,000

See accompanying notes to unaudited consolidated financial statements.

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

Organization, Ownership and Business

American International Holdings Corp. at September 30, 2013, was a 93.2%-owned subsidiary of American International Industries, Inc. ("American") (OTCBB: AMIN). At September 30, 2013, AMIH also had a wholly-owned subsidiary, Delta Seaboard Well Service, Inc. ("DSWSI"), a Texas corporation and formerly a subsidiary of Delta.

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

Net Income (Loss) Per Common Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during a period. Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

The Company does not have any dilutive financial instruments outstanding.

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

AMIH evaluates the tax benefits from uncertain positions and determines if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of September 30, 2013, AMIH had not recorded any tax benefits from uncertain tax positions.

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

Subsequent Events

AMIH has evaluated all subsequent events from September 30, 2013 through the issuance date of the consolidated financial statements for subsequent event disclosure consideration.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 – Discontinued operations

On April 3, 2012, AMIH sold all of the operating assets and liabilities of DSWSI, as discussed in Note 1.

Discontinued operations for the nine months ended September 30, 2012 includes a gain on disposal of DSWSI of $1,498,327 for the initial consideration of $3,000,000 less DSWSI's operating assets and associated liabilities of $1,501,673. DSWSI's net loss of $922,517 for the nine months ended September 30, 2012 is included in discontinued operations.

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

DSWSI's revenues and net loss before income tax and gain on disposal of discontinued operations are summarized below:

	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012
Revenues	$ -	$ 3,598,374
Net loss before income tax	$ -	$ (883,373)
Gain on disposal of discontinued operations	$ -	$ 1,498,327

Note 3 - Equity

On August 13, 2012, AMIH effected a reverse stock split whereby all outstanding shares of its common stock were subject to a reverse split on a one for one hundred (1:100) basis. All share and per share amounts contained in this Form 10-Q have been adjusted retroactively to reflect the reverse stock split.

During the nine months ended September 30, 2012, preferred dividends of $20,000 were accrued and unpaid.

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

Note 4 – Related Parties

At September 30, 2013 and December 31, 2012, the Company had $2,405,403 and $1,274,688, respectively, receivable from American.  This receivable is owed to the Company largely as a result of the sale of DWSI in which the Company transferred the proceeds received in connection with this sale to American.  The Company expects this receivable to be paid in full by American within the next twelve months and has accordingly classified the receivable as a current asset in the consolidated balance sheet as of September 30, 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American International Holdings Corp. (“AMIH”), formerly Delta Seaboard International, Inc. ("Delta"), at September 30, 2013, was  a 93.2%-owned subsidiary of American International Industries, Inc. ("American") (OTCBB: AMIN). At September 30, 2013, AMIH also had a wholly-owned subsidiary, Delta Seaboard Well Service, Inc., a Texas corporation ("DSWSI").

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

Results of Operations for AMIH

Three and Nine months ended September 30, 2013 Compared to the Three and Nine months ended September 30, 2012

General and administrative expenses were $34,153 for the three months ended September 30, 2013, compared to $50,848 for the three months ended September 30, 2012. General and administrative expenses were $108,797 for the nine months ended September 30, 2013, compared to $127,725 for the nine months ended September 30, 2012. General and administrative expenses for the three and nine months ended September 30, 2013 and 2012 consisted primarily of executive compensation and legal and professional expenses.

Other income during the three months ended September 30, 2013 and 2012 was $0 and $17,500, respectively.  Other income during the nine months ended September 30, 2013 and 2012 was $17,500 and $50,000, respectively.  Interest income was $17,500 for the nine months ended September 30, 2013, and $17,500 and $35,000, respectively, for the three and nine months ended September 30, 2012, representing 5% interest on the $1,400,000 note receivable from the sale of DSWSI’s assets. Vision Opportunity Master Fund, Ltd. accepted a payment of $65,000 in full satisfaction of a note with a balance of $80,000, and the difference of $15,000 was recognized as other income from forgiveness of debt for the nine-month period ended September 30, 2012.

AMIH had a net loss of $34,153, or $0.05 per share, for the three months ended September 30, 2013, compared to $33,348, or $0.04 per share, for the three months ended September 30, 2012.  AMIH had a net loss of $91,297, or $0.12 per share, for the nine months ended September 30, 2013, compared to net income of $1,533,085, or $2.08 per share, for the nine months ended September 30, 2012. The per share amounts reflect the impact of preferred dividends. During the nine months ended September 30, 2012 preferred dividends of $20,000 were accrued and unpaid.  In February 2012, the holder of the preferred shares waived all accrued dividends payable of $1,055,000.  During the nine months ended September 30, 2012, the impact of the preferred dividends increased income per share by $1.40. Income from discontinued operations for the nine months ended September 30, 2012 was $575,810, or $0.78 per share. Discontinued operations for the nine months ended September 30, 2012 includes a gain on disposal of DSWSI of $1,498,327 for the initial consideration of $3,000,000 less DSWSI's assets and associated liabilities of $1,501,673.  On December 19, 2012, the $1,400,000 note receivable from the sale of DSWSI’s assets was sold to Messrs. Derrick and Burleigh for $1,020,000, and the gain on disposal of DSWSI was reduced by $380,000 to $1,118,327 (See Note 2 to the consolidated financial statements).  Discontinued operations for the nine months ended September 30, 2012 includes DSWSI's net loss of $922,517.

Liquidity and Capital Resources for AMIH

As of September 30, 2013, AMIH had total assets of $2,405,403 consisting of related party receivables due from our parent, American.

As of September 30, 2013, AMIH had total liabilities of $7,822, consisting of $7,800 for accounts payable and $22 for a bank overdraft.

AMIH had working capital and total stockholders’ equity of $2,397,581 as of September 30, 2013.

Net cash used in operating activities was $107,831 for the nine months ended September 30, 2013, which was derived from a net loss of $91,297 and a decrease in accounts payable of $16,534. Net cash used in operating activities was $72,892 for the nine months ended September 30, 2012, which was derived from a net loss of $77,725 and non-cash income for forgiveness of debt of $15,000, offset by an increase in accounts payable of $19,833.

Net cash provided by investing activities for the nine months ended September 30, 2013 was $800,000 for the receipt of proceeds from a note receivable. Net cash provided by investing activities for the nine months ended September 30, 2012 was $1,600,000 for the receipt of proceeds from the sale of DSWSI’s assets.

Net cash used in financing activities during the nine months ended September 30, 2013 was $1,130,693, compared to $557,745 during the nine months ended September 30, 2012. Net cash used in financing activities during the nine months ended September 30, 2013 was primarily for loans to related parties.  Net cash used in financing activities during the nine months ended September 30, 2012 included loans to related parties of $489,591, $65,000 in principal payments on debt, and $3,154 for the acquisition of 310 common shares as treasury stock.

Off-Balance Sheet Arrangements

As of September 30, 2013 and December 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS

For the nine months ended September 30, 2013, there were no material changes from risk factors as disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

November 14, 2013

By /s/ Sherry L. McKinzey

Sherry L. McKinzey

Director, Chief Financial Officer, and Vice-President

November 14, 2013