Form 10-K
period 2013-12-31
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2014-04-15
CIK 1300524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $134,433 based on the closing sale price of $1.50 on such date as reported on the OTCBB.

The number of shares outstanding of each of the issuer’s classes of equity as of April 15, 2014 is 746,945 shares of common stock.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

American International Holdings Corp.

American International Holdings Corp. (“AMIH”) is a 93.2% owned subsidiary of American International Industries, Inc. ("American") (OTCBB: AMIN). AMIH also has a wholly-owned subsidiary, Delta Seaboard Well Service, Inc. ("DSWSI"), a Texas corporation.  Upon the execution of an Asset Purchase Agreement dated April 3, 2012, discussed under “General Background of AMIH” below, DSWSI became a non-operating company.

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

On February 3, 2010, the Company completed a reverse merger pursuant to which the Company was merged with and into Hammonds and Hammonds’ name was changed to Delta Seaboard International, Inc.  During 2012, the Company changed its name to American International Holdings, Inc.

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

We have a limited operating history, and have had no operations nor any revenues or earnings from operations since on or about April 2012. We have no significant assets or resources, other than the cash and receivable received in connection with the Asset Purchase Agreement. We will sustain operating expenses in connection with being a public reporting company under the Securities Exchange Act of 1934 (the "Exchange Act"), without corresponding revenues, at least until the consummation of a business combination. No officer, director or shareholder has agreed to provide us funding in the future. This may result in us incurring a net operating loss which will increase continuously until we can consummate a business combination with a target company. There is no assurance that we can identify a target company that our management deems desirable or be able to consummate a business combination with a desirable target company. In the event that we are unable to raise sufficient funds, we will be required to utilize our presently available cash resources in order to continue our administrative operations and remain as a current reporting company until we can consummate a business combination.

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

We have had no revenues from operations for approximately the past two years. We may not realize any revenues unless and until we successfully merge with or acquire an operating business or material assets, of which there can be no assurance.

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

RISK FACTORS RELATED TO MARKET OF OUR COMMON STOCK

The Company's officers and directors own or control over 90% of issued shares of Common Stock, a controlling interest in the Company, and thus may influence certain actions requiring stockholder vote.

If there is an annual meeting, as a consequence of the controlling interest of the Company's management, it has broad discretion regarding proposals submitted to a vote by shareholders. Accordingly, the Company's existing directors will continue to exert substantial control.

Your percentage ownership of our Common Shares will be diluted by future share issuances.

Our Articles of Incorporation authorize the issuance of 195,000,000 shares of common stock, par value $0.0001 and 5,000,000 shares of preferred stock, par value $0.0001. At December 31, 2013, we had 747,355 shares of common stock issued and 0 shares of preferred stock issued.  We may issue additional shares of common stock in connection with any future acquisitions of operating businesses or assets or to raise additional funding for our operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

Not applicable.

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

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
First Quarter ended March 31	$ 2.55	$ 2.50	$ 10.00	$ 1.00
Second Quarter ended June 30	$ 2.50	$ 1.50	$ 9.00	$ 2.50
Third Quarter ended September 30	$ 1.97	$ 1.10	$ 10.00	$ 2.51
Fourth Quarter ended December 31	$ 1.50	$ 1.10	$ 10.00	$ 2.55

As of December 31, 2013, our shares of common stock were held by approximately 224 stockholders of record. The transfer agent for our common stock is First American Stock Transfer, Inc. in Phoenix, AZ.

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

Results of Operations for AMIH

Year ended December 31, 2013 Compared to the Year ended December 31, 2012

General and administrative expenses were $170,438 and $161,864 for the years ended December 31, 2013, and 2012, respectively, and consisted of executive compensation and legal and professional expenses.

Other income during the year ended December 31, 2013 was $17,500, compared to $67,500 during the same period in the prior year. Interest income for the years ended December 31, 2013 and 2012 was $17,500 and $52,500, respectively, and represented 5% interest on the note receivable from the sale of DSWSI’s assets. Vision Opportunity Master Fund, Ltd. accepted a payment of $65,000 in full satisfaction of a note with a balance of $80,000, and the difference of $15,000 was recognized as other income from forgiveness of debt for the year ended December 31, 2012.

AMIH had net loss of $152,938, or $0.20 per share, for the year ended December 31, 2013, compared to net income of $1,136,446, or $1.53 per share, for the year ended December 31, 2012. The per share amounts reflect the impact of preferred dividends. In February 2012, the holder of the preferred shares waived all accrued dividends payable of $1,055,000. For the year ended December 31, 2012, this reversal and the impact of preferred dividends increased the net income per share amount by $1.40 per share. The Company had net income from discontinued operations of $195,810, or $0.26 per share, for the year ended December 31, 2012. Discontinued operations for the year ended December 31, 2012 includes a gain on disposal of DSWSI of $1,118,327 for the total consideration of $2,620,000 less DSWSI's assets and associated liabilities of $1,501,673 (see Note 2 to the consolidated financial statements).  Discontinued operations for the year ended December 31, 2012 includes DSWSI's net loss of $922,517. The Company did not have discontinued operations for the year ended December 31, 2013.

Liquidity and Capital Resources for AMIH

As of December 31, 2013, AMIH had total assets of $2,373,305, which was a related party receivable due from the Company’s parent, American.

As of December 31, 2013, AMIH had total liabilities of $37,365, which consisted of $37,365 in accounts payable.

AMIH had net working capital of $2,335,940 and total stockholders’ equity of $2,335,940 as of December 31, 2013.

Net cash used in operating activities was $145,959 for the year ended December 31, 2013, which was derived from a net loss of $152,938 plus an increase in accounts payable of $13,032. Net cash used in operating activities was $85,031 for the year ended December 31, 2012, which was derived from a net loss of $94,364 and non-cash income for forgiveness of debt of $15,000, offset by an increase in accounts payable of $24,333.

Net cash provided by investing activities during the year ended December 31, 2013 was $800,000, which was the collection of proceeds of the remaining $800,000 on the note receivable from the 2012 sale of DSWSI’s net assets. Net cash provided by investing activities during the year ended December 31, 2012 was $1,820,000, which included $1,600,000 for the receipt of proceeds from the sale of DSWSI’s net assets and $220,000 in note receivable proceeds.

Net cash used in financing activities during the year ended December 31, 2013 was $1,098,617, which consisted of $1,098,617 of increase in loan receivable from related parties. Net cash used in financing activities during the year ended December 31, 2012 was $1,296,445. Net cash used in financing activities during the year ended December 31, 2012 included the payment of $1,228,291 in loans to related parties, $65,000 in principal payments on debt and $3,154 for the acquisition of 310 common shares of treasury stock.

Off-Balance Sheet Arrangements

As of December 31, 2013 and December 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders

American International Holdings Corp.

Kemah, Texas

We have audited the accompanying consolidated balance sheets of American International Holdings Corp. as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of American International Holdings Corp. as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the periods described above then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company does not have revenues from operations and has financial commitments in excess of current capital resources, together which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April 15, 2014

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$-	438,524
Receivable – AMIN	2,373,305	1,274,688
Note receivable	-	800,000
Total assets	$2,373,305	2,513,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,365	24,334
Total liabilities	37,365	24,334

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 195,000,000 shares authorized; 747,355 shares issued; 746,945 shares outstanding	75	75
Additional paid-in capital	4,284,829	4,284,829
Accumulated deficit	(1,945,070)	(1,792,132)
Less: treasury stock, at cost; 410 shares	(3,894)	(3,894)
Total stockholders’ equity	2,335,940	2,488,878
Total liabilities and stockholders’ equity	$2,373,305	2,513,212

See accompanying notes to the consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2013	2012

Revenue	$-	$-

Costs and operating expenses:
General and administrative	170,438	161,864

Operating loss	(170,438)	(161,864)

Other income:
Interest income	17,500	52,500
Debt forgiveness income	-	15,000
Total other income	17,500	67,500
Loss from continuing operations	(152,938)	(94,364)
Gain on sale of DSWSI	-	1,118,327
Loss from discontinued operations, net of income taxes	-	(922,517)
Net income (loss)	$(152,938)	$101,446

Preferred dividends:
Reversal of regular dividends	$-	$1,055,000
Regular dividends	-	(20,000)
Net income (loss) applicable to common shareholders	(152,938)	1,136,446

Net income (loss) per common share – basic and diluted
Continuing operations	(0.20)	1.27
Discontinued operations	-	0.26
Total	$(0.20)	$1.53

Weighted average number of common shares outstanding – basic and diluted	746,945	740,585

See accompanying notes to the consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Statement of Changes in Stockholders’ Equity

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

					Additional	Accumulated
	Preferred Stock		Common Stock		Paid-in	Earnings	Treasury
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Stock	Total
Balance at December 31, 2011	3,769,626	$377	709,659	$71	$4,284,456	$(2,928,578)	$(740)	$1,355,586
Conversion of preferred stock to common stock	(3,769,626)	(377)	37,696	4	373	-	-	-
Acquisition of treasury shares	-	-	-	-	-	-	(3,154)	(3,154)
Regular preferred dividends	-	-	-	-	-	(20,000)	-	(20,000)
Reversal of preferred dividends	-	-	-	-	-	1,055,000	-	1,055,000
Net income	-	-	-	-	-	101,446	-	101,446
Balance at December 31, 2012	-	$-	747,355	$75	$4,284,829	$(1,792,132)	$(3,894)	$2,488,878
Net loss	-	-	-	-	-	(152,938)	-	(152,938)
Balance at December 31, 2013	-	$-	747,355	$75	$4,284,829	$(1,945,070)	$(3,894)	$2,335,940

See accompanying notes to the consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(152,938)	$101,446
Income from discontinued operations, net of income taxes	-	195,810
Net loss from continuing operations	(152,938)	(94,364)
Adjustments to reconcile net loss to cash used in operating activities:
Debt forgiveness income	-	(15,000)
Changes in operating assets and liabilities:
Accounts payable	13,032	24,333
Net cash used in operating activities from continuing operations	(139,906)	(85,031)

Cash flows from investing activities
Proceeds from the sale of DSWSI	800,000	1,600,000
Proceeds from note receivable	-	220,000
Net cash provided by investing activities from continuing operations	800,000	1,820,000

Cash flows from financing activities
Loans to related parties, net	(1,098,617)	(1,228,291)
Principal payments on debt	-	(65,000)
Payments for acquisition of treasury stock	-	(3,154)
Net cash used in financing activities from continuing operations	(1,098,617)	(1,296,445)

Net increase (decrease) in cash and cash equivalents from continuing operations	(438,524)	438,524
Cash and cash equivalents at beginning of period	438,524	-
Cash and cash equivalents at end of period	$-	$438,524

Discontinued operations
Net cash provided by operations	-	300,902
Net cash used in investing activities	-	(125,399)
Net cash used in financing activities	-	(186,158)
Net decrease in cash and cash equivalents from discontinued operations	-	(10,655)
Cash and cash equivalents at beginning of period from discontinued operations	-	10,655
Cash and cash equivalents at end of period from discontinued operations	$-	$-

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Preferred dividends declared and unpaid	$-	$20,000
Conversion of preferred stock to common stock	$-	$377
Reversal of preferred dividends	$-	$1,055,000
Note receivable received from sale of subsidiary	$-	$1,020,000

See accompanying notes to the consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Organization, Ownership and Business

American International Holdings Corp. at December 31, 2013, was a 93.2%-owned subsidiary of American International Industries, Inc. ("American") (OTCBB: AMIN). At December 31, 2013, AMIH also had a wholly-owned subsidiary, Delta Seaboard Well Service, Inc. ("DSWSI"), a Texas corporation.

On April 3, 2012, AMIH entered into an Asset Purchase Agreement (“Agreement”) by and among Delta Seaboard, LLC (the "Purchaser"), a Texas limited liability company that is owned and controlled by Robert W. Derrick, Jr. and Ronald D. Burleigh, who were AMIH’s president and director and vice-president and director, respectively, on the date of the Agreement, DSWSI, and American. Pursuant to the terms of the Agreement, AMIH: (i) sold all of the operating assets and liabilities of DSWSI to the Purchaser; (ii) Messrs. Derrick and Burleigh resigned as executive officers and as members of AMIH’s board of directors; (iii) Mr. Derrick resigned as a director of American; and (iv) Messrs. Derrick and Burleigh transferred and assigned all of their 319,258 AMIH shares, representing approximately 45% of AMIH's outstanding common stock to American. In consideration for the sale of the DSWSI net assets to Purchaser, Purchaser paid AMIH $1,600,000 in cash and executed a 5 year note bearing interest at 5% per annum in the face amount of $1,400,000. On December 19, 2012, this note was sold to Messrs. Derrick and Burleigh for $1,020,000, of which $220,000 was collected in 2012. Total consideration for the sale was $2,620,000. On February 27, 2013, AMIH received $800,000 in payment of the balance due on the note receivable from Messrs. Derrick and Burleigh.

Upon the closing of the Agreement on April 3, 2012, American then held an aggregate, including previous holdings, of 647,858 shares of AMIH's issued and outstanding common stock, representing approximately 86.7% of AMIH's shares. At the same date, AMIH ceased to be an operating company and became a non-operating "shell company," as that term is defined in Rule 144(i) under the Securities Act of 1933, as amended.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company incurred a loss in 2013, has no sources of revenue and expects to incur further losses in the future, thus raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management plans to obtain the necessary financing to meet its obligations during 2014.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented.

Notes Receivable

Notes receivables are carried at the expected net realizable value.

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

AMIH evaluates the tax benefits from uncertain positions and determines if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of December 31, 2013, AMIH had not recorded any tax benefits from uncertain tax positions.

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

Subsequent Events

AMIH has evaluated all subsequent events from December 31, 2013 through the issuance date of the consolidated financial statements for subsequent event disclosure consideration.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 - Sale of DSWSI

On April 3, 2012, AMIH sold all of the assets and liabilities of DSWSI, as discussed in Note 1.

Discontinued operations for the year ended December 31, 2012 includes a gain on sale of DSWSI of $1,118,327 for the initial consideration of $2,620,000 less DSWSI's assets and associated liabilities of $1,501,673. DSWSI's net loss of $922,517 for the year ended December 31, 2012 is included in discontinued operations.

The gain on sale of DSWSI is summarized below:

April 3, 2012
Cash	$ 1,600,000
Note receivable (1)	1,020,000
Total consideration	2,620,000
DSWSI's assets less associated liabilities	1,501,673
Gain on sale of DSWSI	$ 1,118,327

(1)

Face value of this note receivable was originally $1,400,000. On December 19, 2012, this note was sold to Messrs. Derrick and Burleigh for $1,020,000, and the gain on disposal of DSWSI was reduced by $380,000 to $1,118,327.

DSWSI's revenues and net loss before income tax and gain on disposal of discontinued operations are summarized below:

For the Year Ended December 31,
	2013	2012
Revenues	$ -	$ 3,598,374
Net loss before income tax	$ -	$ (883,373)
Gain on disposal of discontinued operations	$ -	$ 1,118,327

Note 3 - Income Taxes

The components of the income tax provision for the years ended December 31, 2013 and 2012 are as follows:

	Year Ended December 31,
	2013	2012
Current:
Federal	$ -	$ -
State	15,063	39,144
Total current	15,063	39,144

Deferred:
Federal	$ --	$ ---
State	-	-
Total deferred	-	-

Income taxes associated with discontinued operations	(15,063)	(39,144)

Total income tax provision	$ -	$ -

The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Income tax expense (benefit) computed at statutory rate	$ (51,999)	$ 34,492
Meals and entertainment	133	2,149
Other	-	523
Change in valuation allowance	51,866	(37,164)
Texas margin tax	-	39,144
Income taxes associated with discontinued operations	-	(39,144)
Total income tax expense	$ -	$ -

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liabilities. Significant components of the deferred tax asset and liability as of December 31, 2013 and December 31, 2012 are set out below:

	December 31,
	2013	2012
Deferred Tax Assets:
Net operating loss carryforward	$ 831,127	$ 783,630
Total deferred tax assets	831,127	783,630

Deferred Tax Liabilities:
Tax depreciation in excess of books	-	-
Total deferred tax liabilities	-	-

Valuation allowance	(831,127)	(783,630)
Net deferred tax asset	$ -	$ -

AMIH has loss carry-forwards totaling $2,444,492 available at December 31, 2013 that may be offset against future taxable income. If not used, the carry-forwards will begin expiring in 2029.

Note 4 - Equity

On August 13, 2012, AMIH effected a reverse stock split whereby all outstanding shares of its common stock were subject to a reverse split on a one for one hundred (1:100) basis. All share and per share amounts contained in this Form 10-K have been adjusted retroactively to reflect the reverse stock split.

During the years ended December 31, 2013 and 2012, preferred dividends of $0 and $20,000, respectively, were accrued and unpaid.

On June 29, 2011, AMIH entered into an agreement, with an effective date of July 1, 2011, with Vision Opportunity Master Fund, Ltd. (“VOMF”), pursuant to which VOMF agreed to convert 3,769,626 shares of the Company’s preferred stock, constituting all of AMIH’s outstanding preferred stock, into 37,696 shares (3,769,626 shares pre-

split) of common stock and also agreed to waive all accrued dividends payable on the preferred stock upon the payment of $250,000. In consideration for the conversion, AMIH agreed to pay VOMF total consideration of $250,000, $50,000 of which was paid on July 1, 2011, and the $200,000 remainder was due and payable at the rate of $20,000 per month. On February 23, 2012, AMIH completed the agreement with VOMF. VOMF accepted a payment of $65,000 in full satisfaction of this note, and the difference of $15,000 was recognized as other income from forgiveness of debt. On February 29, 2012, 3,769,626 shares of AMIH's preferred stock were converted into 37,696 shares (3,769,626 shares pre-split) of AMIH's common stock. Upon satisfaction of the agreement with VOMF, the Company’s obligation for previously recorded preferred dividends was released and AMIH reversed the dividends payable of $1,055,000.

On March 11, 2013, AMIN, AMIH’s parent, and VOMF entered into a securities purchase agreement, whereby AMIN will pay $12,000 in exchange for the 41,768 common shares owned by VOMF. After the closing of this transaction, AMIN owned 689,626, or 92.3%, of the common shares of AMIH.

AMIH has 5,000,000 authorized, 0 issued and outstanding, Preferred Shares consisting of Series A and Series B convertible into one share of AMIH's common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation as of December 31, 2013 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2013. Such conclusion reflects the departure of our chief financial officer and assumption of duties of the principal financial officer by our chief executive officer and the resulting lack of accounting experience of our now principal financial officer and a lack of segregation of duties.  Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit smaller reporting companies to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2013, the Company’s chief financial officer resigned.  Since the resignation of the chief financial officer, the Company has relied on consultants to assist with financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

At present, we have two officers and two directors. We may elect one or more additional directors and appoint additional officers in connection with our intent to pursue new business opportunities or entering into a business combination. Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present directors and executive officers:

Name	Age	Positions
Daniel Dror	73	Chairman and CEO
Charles R. Zeller	72	Director and Interim CFO

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

Charles R. Zeller was appointed to the Board of Directors of the Company in 2011, and as Interim Chief Financial Officer on November 21, 2013. He has served as a director of the American International Industries, Inc. since 2000. Mr. Zeller is a developer of residential subdivisions including Cardiff Estates, 800 acres subdivision in Houston, TX and estate of Gulf Crest in downtown Pearland, Texas. He has extensive experience in real estate and finance and has been a real estate investor and developer for over 35 years, including shopping centers, office buildings, and apartment complexes and the financing of such projects. Mr. Zeller is the President of RealAmerica Corporation.

Independent Public Accountants

Our Board of Directors approved the appointment by the Company's Board of Directors of GBH CPAs, PC as independent public accountants for the fiscal year ended December 31, 2013.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal years ended December 31, 2013 and 2012:

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Stock Award(s) (1)	Securities Underlying Options	Total Compensation
Daniel Dror, Chairman and CEO	2013	$ 120,000	-	-	-	-	$ 120,000
	2012	$ 90,000	-	-	-	-	$ 90,000

Charles R. Zeller, Director and Interim CFO (2)	2013	-	-	-	-	-	-
	2012	-	-	-	-	-	-

Sherry McKinzey, Director, VP, and CFO (3)	2013	-	-	-	-	-	-
	2012	-	-	-	-	-	-

(1)

See "Stock-Based Compensation" in note 1 to the financial statements for valuation assumptions.

(2)

Appointed as Interim CFO on November 21, 2013

(3)

Resigned as Director, VP, and CFO on November 21, 2013

Grants of Plan-Based Awards

None.

Director Summary Compensation Table

The directors serve without cash compensation, but may be granted stock as bonus compensation from time to time. The table below summarizes the compensation paid by the Company to non-employee Directors for the fiscal year ended December 31, 2013.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Change in Pension Value and Deferred Compensation Earnings	All Other Compensation	Total
Charles R. Zeller	$ -	$ -	$ -	$ -	$ -	$ -

(1)

Daniel Dror, Chairman and CEO, and Sherry McKinzey, Former VP and CFO are not included in this table. The compensation received by these officers and directors, as employees of the Company, are shown in the Executive Summary Compensation Table.

(2)

Charles R. Zeller was appointed as Interim CFO on November 21, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2013. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
American International Industries, Inc.	689,626	93.2%
601 Cien Street, Suite 235
Kemah, TX 77565

Sherry McKinzey, Former Director, VP and CFO	21,184	2.8%
601 Cien Street, Suite 235
Kemah, TX 77565

Directors and Officers (1 person) (2)	689,626	93.2%

(1) Applicable percentage ownership is based on 746,945 shares of common stock outstanding as of December 31, 2013. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2013 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

The Registrant's Board of Directors has appointed GBH CPAs, PC, which firm has issued its report on our consolidated financial statements for the years ended December 31, 2013 and 2012.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by GBH CPAs, PC for the audit of the Registrant's annual financial statements for the years ended December 31, 2013 and 2012, and fees billed for other services rendered by GBH CPAs, PC during those years. All of the services described below were approved by the Board of Directors.

	2013	2012
Audit fees (1)	$ 20,150	$ 57,000
Audit-related fees (2)	$ -	$ -
Tax fees (3)	$ 5,000	$ 12,000
All other fees	$ -	$ -

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

American International Holdings Corp.

By /s/ Daniel Dror

Daniel Dror

Chief Executive Officer, President, and Chairman

April 15,  2014

By /s/ Charles R. Zeller

Charles R. Zeller

Director and Interim Chief Financial Officer

April 15, 2014