Form 10-Q
period 2014-03-31
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2014-05-15
CIK 1300524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of each of the issuer’s classes of equity as of May 15, 2014 is 746,945 shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$668	$-
Receivable – related party	2,325,005	2,373,305
	$2,325,673	$2,373,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,123	$37,365
Total liabilities	15,123	37,365

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 195,000,000 shares authorized; 747,355 shares issued; 746,945 shares outstanding	75	75
Less treasury stock, at cost; 410 shares	(3,894)	(3,894)
Additional paid-in capital	4,284,829	4,284,829
Accumulated deficit	(1,970,460)	(1,945,070)
Total stockholders’ equity	2,310,550	2,335,940
Total liabilities and stockholders’ equity	$2,325,673	$2,373,305

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

Revenue	$-	$-

Costs and expenses:
General and administrative	25,390	38,478

Operating loss	(25,390)	(38,478)

Other income:
Interest income	-	17,500
Total other income	-	17,500
Net loss from operations	$(25,390)	$(20,978)

Net loss per common share – basic and diluted	$(0.03)	$(0.03)

Weighted average number of common shares outstanding – basic and diluted	747,355	746,945

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(25,390)	$(20,978)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(22,242)	(16,834)
Net cash used in operating activities	(47,632)	(37,812)

Cash flows from investing activities
Proceeds from note receivable	-	800,000
Net cash provided by investing activities	-	800,000

Cash flows from financing activities
Repayment (borrowing) from related party	48,300	(1,049,944)
Net cash provided by (used in) financing activities	48,300	(1,049,944)

Net increase (decrease) in cash and cash equivalents	668	(287,756)
Cash and cash equivalents at beginning of period	-	438,524
Cash and cash equivalents at end of period	$668	$150,768

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Notes to Unaudited Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of American International Holdings Corp. (“AMIH”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in AMIH’s latest Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

Organization, Ownership and Business

American International Holdings Corp. (“AMIH”) is a 93.2% owned subsidiary of American International Industries, Inc. ("American") (OTCBB: AMIN).

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents.

Fair Value of Financial Instrument

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

Net Loss Per Common Share

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

Subsequent Events

AMIH has evaluated all subsequent events from March 31, 2014 through the issuance date of the consolidated financial statements for subsequent event disclosure consideration.

New Accounting Pronouncements

We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 2 – Related party transactions

As of March 31, 2014, and December 31, 2013, AMIH has a receivable from its parent, AMIN, of $2,325,005 and $2,373,305, respectively.  During the three months ended March 31, 2014, AMIN repaid $48,300 of this receivable to the Company.  During 2013, AMIH loaned $1,098,617 to related party to fund their operations. During 2014, this related party repaid $48,300 of these funds.

On February 27, 2013, AMIH received $800,000 in payment of note receivable balance owed as a part of the Delta Seaboard, LLC Asset Purchase Agreement, in which AMIH sold all of the operating assets and liabilities of DSWSI to the (former) minority owners.

Note 3 – Going concern

As reflected in the accompanying financial statements, the Company has no operations, a net loss of $25,390 for the three months ended March 31, 2014, an accumulated deficit of $1,970,460, and has no sources of revenue and expects to incur further losses in the future, thus raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management plans to obtain the necessary financing to meet its obligations during 2014.  As a shell corporation, the Corporation has pursued potential business combination transactions with existing private business enterprises that might have a desire to take advantage of the Corporation's status as a public corporation.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•

Business.

•

Results of Operations.

•

Liquidity and Capital Resource.

•

Critical Accounting Estimates.

The following discussion should be read in conjunction with the American International Holdings Corp. financial statements and accompanying notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect the plans, estimates and beliefs of American International Holdings Corp. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," and similar expressions are intended to identify forward-looking statements. The actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report and in other reports we file with the Securities and Exchange Commission ("SEC"), specifically the most recent Annual Report on Form 10-K." The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law.  All references to years relate to the fiscal year ended December31 of the particular year.

Business

On April 3, 2012, upon the sale of its only wholly-owned subsidiary, Delta Seaboard Well Services, Inc,  AMIH ceased to be an operating company and became a non-operating "shell company", as that term is defined in Rule 144(i) under the Securities Act of 1933, as amended. The term " shell company" means a registrant, other than an asset-backed issuer, that has no or nominal operations, and either: (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

As a shell corporation, the Corporation has pursued potential business combination transactions with existing private business enterprises that might have a desire to take advantage of the Corporation's status as a public corporation.  If such a transaction is not completed, the Corporation does not anticipate that its available cash resources and cash generated from operations will be sufficient to meet its presently anticipated capital needs for the next twelve months.

Results of Operations for AMIH

Three months ended March 31, 2014 Compared to the Three months ended March 31, 2013

General and administrative expenses were $25,390 for the three months ended March 31, 2014, compared to $38,478 for the three months ended March 31, 2013. General and administrative expenses consisted primarily of executive compensation and legal and professional expenses.

Other income during the three months ended March 31, 2014 and 2013 was $- and $17,500, respectively.  Interest income for the three months ended March 31, 2013 was $17,500, representing 5% interest on the $1,400,000 note receivable from the sale of DSWSI’s assets. The note receivable was paid in full in 2013.

Liquidity and Capital Resources for AMIH

As of March 31, 2014, AMIH had total assets of $2,325,673, consisting of $668 in cash and cash equivalents and $2,325,005 in related party receivables due from its parent, AMIN.

As of March 31, 2014, AMIH had total liabilities of $15,123 which consisted of only accounts payable.

AMIH had working capital and total stockholders’ equity of $2,310,550 as of March 31, 2014.

Net cash used in operating activities was $47,632 for the three months ended March 31, 2014, which was derived from a net loss of $25,390 and a decrease in accounts payable of $22,242. Net cash used in operating activities was $37,812 for the three months ended March 31, 2013, which was derived from a net loss of $20,978 and decrease in accounts payable of $16,834.

Net cash provided by investing activities during the three months ended March 31, 2014 was $- as compared to $800,000 during the same period in prior year which represents the receipt of proceeds from the sale of DSWSI’s assets.

Net cash provided by financing activities during the three months ended March 31, 2014 was $48,300, compared to $1,049,944 used in financing activities during the three months ended March 31, 2013. Net cash provided by (used in) financing activities was for receivables from (to) related parties.

Off-Balance Sheet Arrangements

As of March 31, 2014 and December 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2014, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Such conclusion reflects the departure of our chief financial officer and assumption of duties of the principal financial officer by our chief executive officer and the resulting lack of accounting experience of our now principal financial officer and a lack of segregation of duties.  Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

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

ITEM 1A. RISK FACTORS

For the three months ended March 31, 2014, there were no material changes from risk factors as disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

May 15, 2014

By /s/ Charles r. Zeller

Charles R. Zeller

Director and Interim Chief Financial Officer

May 15, 2014

CERTIFICATIONS

I, Daniel Dror, certify that:

1. I have reviewed this quarterly report of American International Holdings Corp..;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 15, 2014

/s/ Daniel Dror

CEO and Chairman

CERTIFICATIONS

I, Charles R. Zeller, certify that:

1. I have reviewed this quarterly report of American International Holdings Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 15, 2014

/s/ Charles R. Zeller

Interim CFO

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Daniel Dror, CEO and Chairman of American International Holdings Corp., formerly Delta Seaboard International, Inc., a Texas corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934: Quarterly Report of Form 10-Q for the period ended March 31, 2014.

The undersigned certifies that the above annual report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of American International Holdings Corp. and results of its operations.

Date: May 15, 2014

Daniel Dror

Chairman

/s/ Daniel Dror

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Charles R. Zeller, Interim CFO of American International Holdings Corp., formerly Delta Seaboard International, Inc., a Texas corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934: Quarterly Report of Form 10-Q for the period ended March 31, 2014.

The undersigned certifies that the above annual report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of American International Holdings Corp. and results of its operations.

Date: May 15, 2014

Charles R. Zeller

Interim CFO

/s/ Charles R. Zeller