Form 10-Q
period 2014-06-30
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2014-08-14
CIK 1300524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of each of the issuer’s classes of equity as of August 14, 2014 is 746,945 shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Receivable – related party	2,295,081	2,373,305
Total assets	$2,295,081	$2,373,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,785	$37,365
Total liabilities	18,785	37,365

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding
Common stock, $0.0001 par value, 195,000,000 shares authorized; 747,355 shares issued; 746,945 shares outstanding	75	75
Less treasury stock, at cost; 410 shares	(3,894)	(3,894)
Additional paid-in capital	4,284,829	4,284,829
Accumulated deficit	(2,004,714)	(1,945,070)
Total stockholders’ equity	2,276,296	2,335,940
Total liabilities and stockholders’ equity	$2,295,081	$2,373,305

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$ -	$ -	$ -	$ -

Costs and expenses:
General and administrative	34,254	36,166	59,644	74,644

Operating loss	(34,254)	(36,166)	(59,644)	(74,644)

Other income:
Interest income	-	-	-	17,500
Total other income	-	-	-	17,500

Net loss from operations	$ (34,254)	$ (36,166)	$ (59,644)	$ (57,144)

Net loss per common share – basic and diluted	$ (0.05)	$ (0.05)	$ (0.08)	$ (0.08)

Weighted average number of common shares outstanding – basic and diluted	747,355	746,945	747,355	746,945

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(59,644)	$(57,144)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(18,580)	(14,334)
Net cash used in operating activities	(78,224)	(71,478)

Cash flows from investing activities:
Proceeds from note receivable	-	800,000
Net cash provided by investing activities	-	800,000

Cash flows from financing activities:
Repayment (borrowing) from related party	78,224	(1,163,263)
Net cash provided by (used in) financing activities	78,224	(1,163,263)

Net increase (decrease) in cash and cash equivalents	-	(434,741)
Cash and cash equivalents at beginning of period	-	438,524
Cash and cash equivalents at end of period	$-	$3,783

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of American International Holdings Corp. (“AMIH”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in AMIH’s latest Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2013.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

Subsequent Events

AMIH has evaluated all subsequent events from June 30, 2014 through the issuance date of the consolidated financial statements for subsequent event disclosure consideration.

New Accounting Pronouncements

We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 2 – Related Party Transactions

As of June 30, 2014 and December 31, 2013, AMIH has a receivable from its parent, AMIN, of $2,295,081 and $2,373,305, respectively.  During the six months ended June 30, 2014, AMIN repaid $78,224 of this receivable to the Company.  During six months ended June 30, 2013, AMIH advanced $1,163,263 to AMIN to fund its operations.

On February 27, 2013, AMIH received $800,000 in payment of a note receivable balance owed as a part of the Delta Seaboard, LLC Asset Purchase Agreement, in which AMIH sold all of the operating assets and liabilities of DSWSI to the (former) minority owners.

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company has no operations, a net loss of $59,644 for the six months ended June 30, 2014, an accumulated deficit of $2,004,714, and has no sources of revenue and expects to incur further losses in the future, thus raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management plans to obtain the necessary financing to meet its obligations during 2014.  As a shell corporation, the Corporation has pursued potential business combination transactions with existing private business enterprises that might have a desire to take advantage of the Corporation's status as a public corporation.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

Business

On April 3, 2012, upon the sale of its only wholly-owned subsidiary, Delta Seaboard Well Services, Inc, AMIH ceased to be an operating company and became a non-operating "shell company," as that term is defined in Rule 144(i) under the Securities Act of 1933, as amended. The term "shell company" means a registrant, other than an asset-backed issuer, that has no or nominal operations, and either: (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

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

Results of Operations for AMIH

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

General and administrative expenses were $34,254 for the three months ended June 30, 2014, compared to $36,166 for the three months ended June 30, 2013. General and administrative expenses consisted primarily of executive compensation and legal and professional expenses.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

General and administrative expenses were $59,644 for the six months ended June 30, 2014, compared to $74,644 for the six months ended June 30, 2013. General and administrative expenses consisted primarily of executive compensation and legal and professional expenses.

Other income during the six months ended June 30, 2014 and 2013 was $- and $17,500, respectively. Interest income for the six months ended June 30, 2013 was $17,500, representing 5% interest on the $1,400,000 note receivable from the sale of DSWSI’s assets. The note receivable was paid in full in 2013.

Liquidity and Capital Resources for AMIH

As of June 30, 2014, AMIH had total assets of $2,295,081, consisting solely of related party receivables due from its parent, AMIN.

As of June 30, 2014, AMIH had total liabilities of $18,785, which consisted of only accounts payable.

AMIH had working capital and total stockholders’ equity of $2,276,296 as of June 30, 2014.

Net cash used in operating activities was $78,224 for the six months ended June 30, 2014, which was derived from a net loss of $59,644 and a decrease in accounts payable of $18,580. Net cash used in operating activities was $71,478 for the six months ended June 30, 2013, which was derived from a net loss of $57,144 and a decrease in accounts payable of $14,334.

Net cash provided by investing activities during the six months ended June 30, 2014 was $- as compared to $800,000 during the same period in the prior year, which represents the receipt of proceeds from the sale of DSWSI’s assets.

Net cash provided by financing activities during the six months ended June 30, 2014 was $78,224, compared to $1,163,263 used in financing activities during the six months ended June 30, 2013. Net cash provided by (used in) financing activities was for receivables from (to) related parties.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2014, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Such conclusion reflects the departure of our chief financial officer and assumption of duties of the principal financial officer by our chief executive officer and the resulting lack of accounting experience of our now principal financial officer and a lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

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

ITEM 1A. RISK FACTORS

For the six months ended June 30, 2014, there were no material changes from risk factors as disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

By /s/ Daniel Dror

Daniel Dror

Chief Executive Officer, President and Chairman

August 14, 2014

By /s/ Charles R. Zeller

Charles R. Zeller

Director and Interim Chief Financial Officer

August 14, 2014

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

Date: August 14, 2014

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

Date: August 14, 2014

/s/ Charles R. Zeller

Interim CFO

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Daniel Dror, CEO and Chairman of American International Holdings Corp., formerly Delta Seaboard International, Inc., a Texas corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934: Quarterly Report of Form 10-Q for the period ended June 30, 2014.

The undersigned certifies that the above annual report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of American International Holdings Corp. and results of its operations.

Date: August 14, 2014

Daniel Dror

CEO and Chairman

/s/ Daniel Dror

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Charles R. Zeller, Interim CFO of American International Holdings Corp., formerly Delta Seaboard International, Inc., a Texas corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934: Quarterly Report of Form 10-Q for the period ended June 30, 2014.

The undersigned certifies that the above annual report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of American International Holdings Corp. and results of its operations.

Date: August 14, 2014

Charles R. Zeller

Interim CFO

/s/ Charles R. Zeller