Form 10-Q
period 2014-09-30
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2014-11-14
CIK 1300524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of each of the issuer’s classes of equity as of November 14, 2014 is 746,945 shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$ 103	$ -
Receivable – related party	2,255,317	2,373,305
Total assets	$ 2,255,420	$ 2,373,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 17,062	$ 37,365
Total liabilities	17,062	37,365

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding
Common stock, $0.0001 par value, 195,000,000 shares authorized; 747,355 shares issued; 746,945 shares outstanding	75	75
Less treasury stock, at cost; 410 shares	(3,894)	(3,894)
Additional paid-in capital	4,284,829	4,284,829
Accumulated deficit	(2,042,652)	(1,945,070)
Total stockholders’ equity	2,238,358	2,335,940
Total liabilities and stockholders’ equity	$ 2,255,420	$ 2,373,305

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Statements of Operations

(Unaudited)

For the Three Months Ended	For the Nine Months Ended
September 30,	September 30,

	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

Costs and expenses:
General and administrative	37,938	34,153	97,582	108,797

Operating loss	(37,938)	(34,153)	(97,582)	(108,797)

Other income:
Interest income	-	-	-	17,500
Total other income	-	-	-	17,500

Net loss from operations	$(37,938)	$(34,153)	$(97,582)	$(91,297)

Net loss per common share – basic and diluted	$(0.05)	$(0.05)	$(0.13)	$(0.12)

Weighted average number of common shares outstanding – basic and diluted	747,355	746,945	747,355	746,945

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Statements of Cash Flows

(Unaudited)

For the Nine Months Ended September 30,

	2014	2013
Cash flows from operating activities:
Net loss	$(97,582)	$(91,297)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(20,303)	(16,534)
Net cash used in operating activities	(117,885)	(107,831)

Cash flows from investing activities:
Proceeds from note receivable	-	800,000
Net cash provided by investing activities	-	800,000

Cash flows from financing activities:
Repayment (borrowing) from related party	117,988	(1,130,715)
Bank overdrafts	-	22
Net cash provided by (used in) financing activities	117,988	(1,130,693)

Net increase (decrease) in cash and cash equivalents	103	(438,524)
Cash and cash equivalents at beginning of period	-	438,524
Cash and cash equivalents at end of period	$103	$-

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Organization, Ownership and Business

American International Holdings Corp. (“AMIH”) is a 93.2% owned subsidiary of American International Industries, Inc. ("American") (OTCQB: AMIN).

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

Cash and Cash Equivalents

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

Subsequent Events

AMIH has evaluated all subsequent events from September 30, 2014 through the issuance date of the consolidated financial statements for subsequent event disclosure consideration.

New Accounting Pronouncements

We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 2 – Related Party Transactions

As of September 30, 2014 and December 31, 2013, AMIH has a receivable from its parent, AMIN, of $2,255,317 and $2,373,305, respectively.  During the nine months ended September 30, 2014, AMIN repaid $117,988 of this receivable to the Company.  During nine months ended September 30, 2013, AMIH advanced $1,130,715 to AMIN to fund its operations.

On February 27, 2013, AMIH received $800,000 in payment of a note receivable balance owed as a part of the Delta Seaboard, LLC Asset Purchase Agreement, in which AMIH sold all of the operating assets and liabilities of DSWSI to the (former) minority owners.

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company has no operations, a net loss of $97,582 for the nine months ended September 30, 2014, an accumulated deficit of $2,042,652, and has no sources of revenue and expects to incur further losses in the future, thus raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management plans to obtain the necessary financing to meet its obligations during the remainder of 2014.  As a shell corporation, the Corporation has pursued potential business combination transactions with existing private business enterprises that might have a desire to take advantage of the Corporation's status as a public corporation.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•

Business

•

Results of Operations.

•

Liquidity and Capital Resources.

•

Critical Accounting Estimates.

The following discussion should be read in conjunction with the American International Holdings Corp. financial statements and accompanying notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect the plans, estimates and beliefs of American International Holdings Corp. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," and similar expressions are intended to identify forward-looking statements. The actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report and in other reports we file with the Securities and Exchange Commission ("SEC"), specifically the most recent Annual Report on Form 10-K. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. All references to years relate to the fiscal year ended December 31 of the particular year.

Business

On April 3, 2012, upon the sale of its only wholly-owned subsidiary, Delta Seaboard Well Services, Inc., AMIH ceased to be an operating company and became a non-operating "shell company," as that term is defined in Rule 144(i) under the Securities Act of 1933, as amended. The term "shell company" means a registrant, other than an asset-backed issuer, that has no or nominal operations, and either: (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

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

Results of Operations for AMIH

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

General and administrative expenses were $37,938 for the three months ended September 30, 2014, compared to $34,153 for the three months ended September 30, 2013. General and administrative expenses consisted primarily of executive compensation and legal and professional expenses.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

General and administrative expenses were $97,582 for the nine months ended September 30, 2014, compared to $108,797 for the nine months ended September 30, 2013. General and administrative expenses consisted primarily of executive compensation and legal and professional expenses.

Other income during the nine months ended September 30, 2014 and 2013 was $- and $17,500, respectively. Interest income for the nine months ended September 30, 2013 was $17,500, representing 5% interest on the $1,400,000 note receivable from the sale of DSWSI’s assets. The note receivable was paid in full in 2013.

Liquidity and Capital Resources for AMIH

As of September 30, 2014, AMIH had total assets of $2,255,420, consisting of cash and cash equivalents of $103 and a related party receivable due from its parent, AMIN, of $2,255,317.

As of September 30, 2014, AMIH had total liabilities of $17,062, which consisted of only accounts payable. AMIH had working capital and total stockholders’ equity of $2,238,358 as of September 30, 2014.

Net cash used in operating activities was $117,885 for the nine months ended September 30, 2014, which was derived from a net loss of $97,582 and a decrease in accounts payable of $20,303. Net cash used in operating activities was $107,831 for the nine months ended September 30, 2013, which was derived from a net loss of $91,297 and a decrease in accounts payable of $16,534.

Net cash provided by investing activities during the nine months ended September 30, 2014 was $- as compared to $800,000 during the same period in the prior year, which represents the receipt of proceeds from the sale of DSWSI’s assets.

Net cash provided by financing activities during the nine months ended September 30, 2014 was $117,988, compared to $1,130,693 used in financing activities during the nine months ended September 30, 2013. Net cash provided by (used in) financing activities was primarily for receivables from (to) related parties.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2014, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Such conclusion reflects the departure of our chief financial officer and assumption of duties of the principal financial officer by our chief executive officer and the resulting lack of accounting experience of our now principal financial officer and a lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

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

ITEM 1A. RISK FACTORS

For the nine months ended September 30, 2014, there were no material changes from risk factors as disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

November 14, 2014

By /s/ Charles R. Zeller

Charles R. Zeller

Director and Interim Chief Financial Officer

November 14, 2014

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

Date: November 14, 2014

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

Date: November 14, 2014

/s/ Charles R. Zeller

Interim CFO

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Daniel Dror, CEO and Chairman of American International Holdings Corp., formerly Delta Seaboard International, Inc., a Texas corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934: Quarterly Report on Form 10-Q for the period ended September 30, 2014.

The undersigned certifies that the above annual report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of American International Holdings Corp. and results of its operations.

Date: November 14, 2014

Daniel Dror

CEO and Chairman

/s/ Daniel Dror

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Charles R. Zeller, Interim CFO of American International Holdings Corp., formerly Delta Seaboard International, Inc., a Texas corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934: Quarterly Report on Form 10-Q for the period ended September 30, 2014.

The undersigned certifies that the above annual report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of American International Holdings Corp. and results of its operations.

Date: November 14, 2014

Charles R. Zeller

Interim CFO

/s/ Charles R. Zeller