Form 10-Q/A
period 2014-09-30
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2014-11-19
CIK 1300524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2014

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

The number of shares outstanding of each of the issuer’s classes of equity as of November 18, 2014 is 746,945 shares of common stock.

 EXPLANATORY NOTE

The purpose of this Amendment to the Quarterly Report on Form 10-Q of American International Holdings Corp. for the quarter ended September 30, 2014, filed with the Securities and Exchange Commission on November 14, 2014 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

November 18, 2014

By /s/ Charles R. Zeller

Charles R. Zeller

Director and Interim Chief Financial Officer

November 18, 2014

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

Date:  November 18, 2014

/s/ Charles R. Zeller

Interim CFO

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

Date:  November 18, 2014

/s/ Daniel Dror

CEO and Chairman

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Charles R. Zeller, Interim CFO of American International Holdings Corp., a Nevada corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934: Quarterly Report of Form 10-Q for the period ended September 30, 2014.

The undersigned certifies that the above annual report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above annual report fairly presents, in all respects, the financial condition of American International Holdings Corp. and results of its operations.

Date:  November 18, 2014

Charles R. Zeller

Interim CFO

/s/ Charles R. Zeller

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Daniel Dror, Chairman & CEO of American International Holdings Corp., a Nevada corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934: Quarterly Report of Form 10-Q for the period ended September 30, 2014.

The undersigned certifies that the above annual report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above annual report fairly presents, in all respects, the financial condition of American International Holdings Corp. and results of its operations.

Date:  November 18, 2014

Daniel Dror

Chairman

/s/ Daniel Dror