Form 10-K
period 2014-12-31
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2015-04-07
CIK 1300524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $49,161 based on the closing sale price of $0.85 on such date as reported on the OTCQB.

The number of shares outstanding of each of the issuer’s classes of equity as of March 25, 2015 is 746,945 shares of common stock.

Cautionary Statement regarding Forward-Looking Statements

This Annual Report on Form 10-K of American International Holdings Corp. (hereinafter the "Company", the "Registrant", or "AMIH"), formerly Delta Seaboard International, Inc. (“Delta”), includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. However based upon the Registrant’s current stock price it is not eligible to rely upon the traditional safe harbors within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. The Registrant has made certain forward-looking statements in good faith based upon on its current expectations and projections about future events. These forward-looking statements are not guarantees but rather are projections based upon current facts subject to known and unknown risks, uncertainties and assumptions about the Registrant that may cause its actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-K and in the Registrant's other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. For a more detailed discussion of the foregoing risks and uncertainties, see "Risk Factors".

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

General Background of AMIH

From May 1, 2005 through April 16, 2009, the Company had three subsidiaries.  Hammonds Technical Services, Inc. and Hammonds Fuel Additives, Inc. were separate privately-owned Texas companies.  In connection with the 2005 acquisition by the Company, Hammonds Fuel Additives was merged into Hammonds Technical Services.  In April 2005 and January 2006, respectively, Hammonds Fuel Additives and Hammonds Water Treatment Systems, were reincorporated as separate entities from Hammonds Technical Services, and all three entities were wholly-owned subsidiaries of the Company.  Hammonds manufactured engineered products and chemicals that serve multiple segments of the fuels distribution, water treatment and utility vehicle industries.

On February 3, 2010, the Company completed a reverse merger pursuant to which the Company was merged with and into Hammonds and Hammonds’ name was changed to Delta Seaboard International, Inc.  During 2012, the Company changed its name to American International Holdings, Inc.

On April 3, 2012, AMIH entered into an Asset Purchase Agreement (“Agreement”) by and among Delta Seaboard, LLC (the "Purchaser"), a Texas limited liability company that is owned and controlled by Robert W. Derrick, Jr. and Ronald D. Burleigh, who were AMIH's president and director and vice-president and director, respectively, on the date of the Agreement, DSWSI, and American.  Pursuant to the terms of the Agreement, AMIH: (i) sold all of the assets of DSWSI to the Purchaser; (ii) Messrs. Derrick and Burleigh resigned as executive officers and as members of AMIH’s board of directors; (iii) Mr. Derrick resigned as a director of American; and (iv) Messrs. Derrick and Burleigh transferred and assigned all of their 319,258 AMIH shares to American.  In consideration for the sale of the DSWSI assets to Purchaser, Purchaser paid AMIH $1,600,000 in cash and executed a 5-year note bearing interest at 5% per annum in the face amount of $1,400,000.  On December 19, 2012, this note was sold to Messrs. Derrick and Burleigh for $1,020,000.  Total consideration for the sale was $2,620,000.  On February 27, 2013, AMIH received $800,000 in payment of the balance due on the note receivable from Messrs. Derrick and Burleigh.

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

•

other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, our management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the limited capital we have, plans to allocate for investigation, we may not discover or adequately evaluate adverse facts about the potential business opportunities that may be acquired.

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

We have had no revenues from operations for approximately the past three years. We may not realize any revenues unless and until we successfully merge with or acquire an operating business or material assets, of which there can be no assurance.

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

Our Articles of Incorporation authorize the issuance of 195,000,000 shares of common stock, par value $0.0001 and 5,000,000 shares of preferred stock, par value $0.0001. At December 31, 2014, we had 747,355 shares of common stock issued and 0 shares of preferred stock issued. We may issue additional shares of common stock in connection with any future acquisitions of operating businesses or assets or to raise additional funding for our operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

Our Common Stock is currently subject to quotation on the pink sheets and the trading market for our securities may likely remain illiquid. This means that as an investor you will likely have a difficult time selling our Common Stock at market. Furthermore, because of the small amount of shares that will represent the public float, and notwithstanding the Reverse Split of our shares, the market price of our Common Stock may experience significant volatility. Other factors that may contribute to volatility should a market for our Common Stock develop are, our quarterly results, announcements by us or our competitors regarding acquisitions or dispositions, loss of existing clients, new procedures or technology, litigation, changes in general conditions in the economy and general market conditions could cause the market price of the Common Stock to fluctuate substantially. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many companies. Frequently, these price and volume fluctuations have been unrelated to the operating performance of the affected companies.

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

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
First Quarter ended March 31	$ 1.50	$ 1.20	$ 2.55	$ 2.50
Second Quarter ended June 30	$ 1.20	$ 0.85	$ 2.50	$ 1.50
Third Quarter ended September 30	$ 1.15	$ 0.50	$ 1.97	$ 1.10
Fourth Quarter ended December 31	$ 1.15	$ 0.50	$ 1.50	$ 1.10

As of December 31, 2014, our shares of common stock were held by approximately 216 stockholders of record. The transfer agent for our common stock is First American Stock Transfer, Inc. in Phoenix, AZ.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There were no purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the fiscal year ended December 31, 2014 or 2013.

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

Results of Operations for AMIH

The Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

General and administrative expenses were $134,368 and $170,438 for the years ended December 31, 2014 and 2013, respectively, and consisted of executive compensation and legal and professional expenses.

Other income during the year ended December 31, 2014 was $0, compared to $17,500 during the same period in the prior year. Interest income for the years ended December 31, 2014 and 2013 was $0 and $17,500, respectively, and represented 5% interest on the note receivable from the sale of DSWSI’s assets.

AMIH had a net loss of $134,368, or $0.18 per share, for the year ended December 31, 2014, compared to a net loss of $152,938, or $0.20 per share, for the year ended December 31, 2013.

Liquidity and Capital Resources for AMIH

As of December 31, 2014, AMIH had total assets of $2,221,437, consisting of cash and cash equivalents of $120 and a related party receivable due from its parent, AMIN, of $2,221,317.

As of December 31, 2014, AMIH had total liabilities of $19,865, which consisted of only accounts payable. AMIH had working capital and total stockholders’ equity of $2,201,572 as of December 31, 2014.

Net cash used in operating activities was $151,868 for the year ended December 31, 2014, which was derived from a net loss of $134,368 and a decrease in accounts payable of $17,500. Net cash used in operating activities was $139,906 for the year ended December 31, 2013, which was derived from a net loss of $152,938 and an increase in accounts payable of $13,032.

Net cash provided by investing activities during the year ended December 31, 2014 was $0. Net cash provided by investing activities during the year ended December 31, 2013 was $800,000, which was the collection of proceeds of the remaining $800,000 on the note receivable from the 2012 sale of DSWSI’s net assets.

Net cash provided by financing activities during the year ended December 31, 2014 was $151,988, compared to $1,098,617 used in financing activities during the year ended December 31, 2013. Net cash provided by (used in) financing activities was primarily for receivables from (to) related parties.

Off-Balance Sheet Arrangements

As of December 31, 2014 and December 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of American International Holdings Corp.Kemah, Texas

We have audited the accompanying consolidated balance sheets of American International Holdings Corp. as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended.  American International Holdings Corp.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American International Holdings Corp. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that American International Holdings Corp. will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, American International Holdings Corp. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

Apirl 7, 2015

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$120	$-
Receivable – related party	2,221,317	2,373,305
Total assets	$2,221,437	$2,373,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,865	$37,365
Total liabilities	19,865	37,365

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 195,000,000 shares authorized; 747,355 shares issued; 746,945 shares outstanding	75	75
Less: treasury stock, at cost, 410 shares	(3,894)	(3,894)
Additional paid-in capital	4,284,829	4,284,829
Accumulated deficit	(2,079,438)	(1,945,070)
Total stockholders’ equity	2,201,572	2,335,940
Total liabilities and stockholders’ equity	$2,221,437	$2,373,305

See accompanying notes to the consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2014	2013

Revenue	$-	$-

Costs and expenses:
General and administrative	134,368	170,438

Operating loss	(134,368)	(170,438)

Other income:
Interest income	-	17,500
Total other income	-	17,500

Net loss from operations	$(134,368)	$(152,938)

Net loss per common share – basic and diluted	$(0.18)	$(0.20)

Weighted average number of common shares outstanding – basic and diluted	747,355	746,945

See accompanying notes to the consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Statement of Changes in Stockholders’ Equity

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

					Additional	Accumulated
	Preferred Stock		Common Stock		Paid-in	Earnings	Treasury
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Stock	Total
Balance at January 1, 2013	-	$-	747,355	$75	$4,284,829	$(1,792,132)	$(3,894)	$2,488,878
Net loss	-	-	-	-	-	(152,938)	-	(152,938)
Balance at December 31, 2013	-	$-	747,355	$75	$4,284,829	$(1,945,070)	$(3,894)	$2,335,940
Net loss	-	-	-	-	-	(134,368)	-	(134,368)
Balance at December 31, 2014	-	$-	747,355	$75	$4,284,829	$(2,079,438)	$(3,894)	$2,201,572

See accompanying notes to the consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(134,368)	$(152,938)

Adjustments to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(17,500)	13,032
Net cash used in operating activities	(151,868)	(139,906)

Cash flows from investing activities:
Proceeds from note receivable	-	800,000
Net cash provided by investing activities	-	800,000

Cash flows from financing activities:
Repayment (borrowing) from related party	151,988	(1,098,617)
Net cash provided by (used in) financing activities	151,988	(1,098,617)

Net increase (decrease) in cash and cash equivalents	120	(438,524)
Cash and cash equivalents at beginning of period	-	438,524
Cash and cash equivalents at end of period	$120	$-

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Organization, Ownership and Business

American International Holdings Corp. at December 31, 2014, was a 93.2%-owned subsidiary of American International Industries, Inc. ("American") (OTCQB: AMIN). At December 31, 2014, AMIH also had a wholly-owned subsidiary, Delta Seaboard Well Service, Inc. ("DSWSI"), a Texas corporation.

On April 3, 2012, AMIH entered into an Asset Purchase Agreement (“Agreement”) by and among Delta Seaboard, LLC (the "Purchaser"), a Texas limited liability company that is owned and controlled by Robert W. Derrick, Jr. and Ronald D. Burleigh, who were AMIH’s president and director and vice-president and director, respectively, on the date of the Agreement, DSWSI, and American. Pursuant to the terms of the Agreement, AMIH: (i) sold all of the operating assets and liabilities of DSWSI to the Purchaser; (ii) Messrs. Derrick and Burleigh resigned as executive officers and as members of AMIH’s board of directors; (iii) Mr. Derrick resigned as a director of American; and (iv) Messrs. Derrick and Burleigh transferred and assigned all of their 319,258 AMIH shares, representing approximately 45% of AMIH's outstanding common stock to American. In consideration for the sale of the DSWSI net assets to Purchaser, Purchaser paid AMIH $1,600,000 in cash and executed a 5-year note bearing interest at 5% per annum in the face amount of $1,400,000. On December 19, 2012, this note was sold to Messrs. Derrick and Burleigh for $1,020,000, of which $220,000 was collected in 2012. Total consideration for the sale was $2,620,000. On February 27, 2013, AMIH received $800,000 in payment of the balance due on the note receivable from Messrs. Derrick and Burleigh.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company incurred a loss in 2014, has no sources of revenue and expects to incur further losses in the future, thus raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to obtain the necessary financing to meet its obligations during 2015. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Income Taxes

AMIH is a taxable entity, and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the temporary differences reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date of the rate change. A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be realized. Interest and penalties associated with income taxes are included in selling, general and administrative expense.

AMIH evaluates the tax benefits from uncertain positions and determines if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of December 31, 2014, AMIH had not recorded any tax benefits from uncertain tax positions.

Stock-Based Compensation

AMIH grants shares of stock for goods and services and in conjunction with certain agreements. These grants are accounted for based on the grant date fair values.

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

Subsequent Events

AMIH has evaluated all subsequent events from December 31, 2014 through the issuance date of the consolidated financial statements for subsequent event disclosure consideration.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 - Income Taxes

The components of the income tax provision for the years ended December 31, 2014 and 2013 are as follows:

	Year Ended December 31,
	2014	2013
Current:
Federal	$ -	$ -
State	-	15,063
Total current	-	15,063

Deferred:
Federal	$ -	$ -
State	-	-
Total deferred	-	-

Income taxes associated with discontinued operations	-	(15,063)

Total income tax provision	$ -	$ -

The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Income tax expense (benefit) computed at statutory rate	$ (45,685)	$ (51,999)
Meals and entertainment	59	133
Other	-	-
Change in valuation allowance	45,626	51,866
Texas margin tax	-	-
Income taxes associated with discontinued operations	-	-
Total income tax expense	$ -	$ -

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax asset and liability as of December 31, 2014 and December 31, 2013 are set out below:

	December 31,
	2014	2013
Deferred Tax Assets:
Net operating loss carryforward	$ 876,753	$ 831,127
Total deferred tax assets	876,753	831,127

Deferred Tax Liabilities:
Tax depreciation in excess of books	-	-
Total deferred tax liabilities	-	-
Total deferred tax assets	876,753	831,127

Valuation allowance	(876,753)	(831,127)
Net deferred tax asset	$ -	$ -

AMIH has loss carryforwards totaling $2,578,686 available at December 31, 2014 that may be offset against future taxable income. If not used, the carryforwards will begin expiring in 2030.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation as of December 31, 2014 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in  Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2014. Such conclusion reflects the departure of our chief financial officer in 2013 and assumption of duties of the principal financial officer by our chief executive officer and the resulting lack of accounting experience of our now principal financial officer and a lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
Daniel Dror	74	Chairman and CEO
Daniel Dror II	39	Vice President
Charles R. Zeller	73	Director and Interim CFO

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

Daniel Dror II was named Vice President of the Company in November 2014. For the past 18 years, he has been involved in both land and oil & gas transactions. From 2010 to present, Mr. Dror II has served as Managing Partner of Acrux Resources, LLC, in which he is actively involved in raising capital to develop Gulf Coast, North Texas, and West Texas oil & gas assets. Mr. Dror II attended the University of Houston-Downtown in Houston, Texas and Blinn College in Brenham, Texas, and he holds a Texas Real Estate Sales Agent License.

Charles R. Zeller was appointed to the Board of Directors of the Company in 2011 and as Interim Chief Financial Officer on November 21, 2013. He has served as a Director of American International Industries, Inc. since 2000. Mr. Zeller is a developer of residential subdivisions including Cardiff Estates, 800 acres subdivision in Houston, Texas and estate of Gulf Crest in downtown Pearland, Texas. He has extensive experience in real estate and finance and has been a real estate investor and developer for over 35 years, including shopping centers, office buildings, and apartment complexes and the financing of such projects.

Independent Public Accountants

Our Board of Directors approved the appointment by the Company's Board of Directors of GBH CPAs, PC as independent public accountants for the fiscal year ended December 31, 2014.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal years ended December 31, 2014 and 2013:

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Stock Award(s) (1)	Securities Underlying Options	Total Compensation
Daniel Dror, Chairman and CEO	2014	$ 120,000	-	-	-	-	$ 120,000
	2013	$ 120,000	-	-	-	-	$ 120,000

Daniel Dror II, Vice President (2)	2014	-	-	-	-	-	-

Charles R. Zeller, Director and Interim CFO (3)	2014	-	-	-	-	-	-
	2013	-	-	-	-	-	-

Sherry McKinzey, Director, VP, and CFO (4)	2013	-	-	-	-	-	-

(1) See "Stock-Based Compensation" in Note 1 to the financial statements for valuation assumptions

(2) Appointed as Vice President on November 20, 2014

(3) Appointed as Interim CFO on November 21, 2013

(4) Resigned as Director, VP, and CFO on November 21, 2013

Grants of Plan-Based Awards

None.

Director Summary Compensation Table

The directors serve without cash compensation, but may be granted stock as bonus compensation from time to time. No non-employee directors received any form of compensation during the years ended December 31, 2014 or 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2014. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
American International Industries, Inc.	689,520	92.3%
601 Cien Street, Suite 235
Kemah, TX 77565

Daniel Dror II	440	0.1%
601 Cien Street, Suite 235
Kemah, TX 77565

Directors and Officers (1 person) (2)	689,960	92.4%

(1)

Applicable percentage ownership is based on 746,945 shares of common stock outstanding as of December 31, 2014. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2014 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

The Registrant's Board of Directors has appointed GBH CPAs, PC, which firm has issued its report on our consolidated financial statements for the years ended December 31, 2014 and 2013.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by GBH CPAs, PC for the audit of the Registrant's annual financial statements for the years ended December 31, 2014 and 2013, and fees billed for other services rendered by GBH CPAs, PC during those years. All of the services described below were approved by the Board of Directors.

	2014	2013
Audit fees (1)	$ 17,285	$ 20,150
Audit-related fees (2)	$ -	$ -
Tax fees (3)	$ -	$ 5,000
All other fees	$ -	$ -

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

American International Holdings Corp.

By /s/ Daniel Dror

Daniel Dror

Chairman, Chief Executive Officer and President

April 7, 2015

By /s/ Charles R. Zeller

Charles R. Zeller

Director and Interim Chief Financial Officer

April 7, 2015