Form 10-Q
period 2015-06-30
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2015-08-20
CIK 1300524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of each of the issuer’s classes of equity as of August 21, 2015 is 747,355 shares of common stock.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

AMERICAN INTERNATIONAL HOLDINGS CORP.

 Consolidated Balance Sheets

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$175	$120
Receivable – related party	2,151,763	2,221,317
	$2,151,938	$2,221,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,100	$19,865
Total liabilities	15,100	19,865

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 195,000,000 shares authorized; 747,355 shares issued; 747,355 shares outstanding	75	75
Less treasury stock, at cost; 410 shares	(3,894)	(3,894)
Additional paid-in capital	4,284,829	4,284,829
Accumulated deficit	(2,144,172)	(2,079,438)
Total stockholders’ equity	2,136,838	2,201,572
Total liabilities and stockholders’ equity	$2,151,938	$2,221,437

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30
	2015	2014	2015	2014

Revenue	$—	$—	$—	$—

Costs and expenses:
General and administrative	32,684	36,166	64,734	59,644

Operating loss	(32,684)	(36,166)	(64,734)	(59,644)

Net loss from operations	$(32,684)	$(36,166)	$(64,734)	$(59,644)

Net loss per common share – basic and diluted	$(0.04)	$(0.05)	$(0.09)	$(0.08)

Weighted average number of common shares outstanding – basic and diluted	747,355	747,355	747,355	747,355

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(64,734)	$(59,644)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(4,765)	(18,580)
Net cash used in operating activities	(69,499)	(78,224)

Cash flows from investing activities:
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Repayment from related party	69,554	78,224
Net cash provided by financing activities	69,554	78,224

Net increase in cash and cash equivalents	55	—
Cash and cash equivalents at beginning of period	120	—
Cash and cash equivalents at end of period	$175	$—

Supplemental disclosures:
Interest paid	$—	$—
Income taxes paid	$—	$—

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

Subsequent Events

AMIH has evaluated all subsequent events from June 30, 2015, through the issuance date of the consolidated financial statements for subsequent event disclosure consideration.

New Accounting Pronouncements

We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 2 – Related Party Transactions

As of June 30, 2015 and December 31, 2014, AMIH had a receivable from AMIN of $2,151,763 and $2,221,317, respectively.  During the six months ended June 30, 2015 and 2014, AMIN repaid $69,554 and $78,224 of this receivable to the Company, respectively.

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company has no operations, a net loss of $64,734 for the six months ended June 30, 2015, an accumulated deficit of $2,144,172, and has no sources of revenue and expects to incur further losses in the future, thus raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management plans to obtain the necessary financing to meet its obligations during 2015.  As a shell corporation, the Corporation has pursued potential business combination transactions with existing private business enterprises that might have a desire to take advantage of the Company's status as a public company.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations for AMIH

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

General and administrative expenses were $32,684 for the three months ended June 30, 2015, compared to $36,166 for the three months ended June 30, 2014. General and administrative expenses decreased by $3,482 and consisted primarily of executive compensation and legal and professional expenses.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

General and administrative expenses were $64,734 for the six months ended June 30, 2015, compared to $59,644 for the six months ended June 30, 2014. General and administrative expenses increased by $5,090 and consisted primarily of executive compensation and legal and professional expenses.

Liquidity and Capital Resources for AMIH

As of June 30, 2015, AMIH had total assets of $2,151,938, consisting of $175 in cash and cash equivalents and $2,151,763 in related party receivables due from AMIN.

As of June 30, 2015, AMIH had total liabilities of $15,100 which consisted of $15,100 in accounts payable.

AMIH had working capital and total stockholders’ equity of $2,136,838 and $2,201,572 as of June 30, 2015 and December 31, 2014, respectively.

Net cash used in operating activities was $69,499 for the six months ended June 30, 2015, which was derived from a net loss of $64,734 and a net decrease in accounts payable of $4,765. Net cash used in operating activities was $78,224 for the six months ended June 30, 2014, which was derived from a net loss of $59,644 and decrease in accounts payable of $18,580.

Net cash provided by financing activities during the six months ended June 30, 2015 was $69,554, compared to $78,244 during the six months ended June 30, 2014. Net cash provided by financing activities was for a change in receivables from a related party.

Off-Balance Sheet Arrangements

As of June 30, 2015 and December 31, 2014, AMIH did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2015, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Such conclusion reflects the departure of our chief financial officer and assumption of duties of the principal financial officer by our chief executive officer and the resulting lack of accounting experience of our now principal financial officer and a lack of segregation of duties.  Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

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

ITEM 1A. RISK FACTORS

For the six months ended June 30, 2015, there were no material changes from risk factors as disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

By /	s/ Daniel Dror
Daniel Dror
Chief Executive Officer, President, and Chairman
August 19, 2015

By	/s/ Charles R. Zeller
Charles R. Zeller
Director and Interim Chief Financial Officer
August 19, 2015

