Form 10-Q/A
period 2015-06-30
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2015-08-20
CIK 1300524

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

The number of shares outstanding of each of the issuer’s classes of equity as of August 19, 2015 is 747,355 shares of common stock.

EXPLANATORY NOTE

The purpose of this Amendment to the Quarterly Report on Form 10-Q of American International Holdings Corp. for the quarter ended June 30, 2015, filed with the Securities and Exchange Commission on August 20, 2015 (the “Form 10-Q”), is to: 1) furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language); and 2) correct the date upon which the total shares outstanding was reported on the cover page of the Form 10-Q from August 21, 2015 to August 19, 2015.

No other changes have been made to the Form 10-Q.  This Amendment to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this report on Form 10-Q/A or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002**
31.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002**
32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002**
32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

* Previously filed

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

By	/s/ Daniel Dror
Daniel Dror
Chief Executive Officer, President, and Chairman
August 20, 2015

By	/s/ Charles R. Zeller
Charles R. Zeller
Director and Interim Chief Financial Officer
August 20, 2015