Form 10-Q
period 2015-09-30
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2015-11-23
CIK 1300524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of each of the issuer's classes of equity as of November 20, 2015 is 747,355 shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

AMERICAN INTERNATIONAL HOLDINGS CORP.
Consolidated Balance Sheets
(Unaudited)

ASSETS	September 30, 2015	December 31, 2014

Cash and cash equivalents	$2,545	$120
Receivable – related party	2,118,974	2,221,317
Total assets	$2,121,519	$2,221,437

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,850	$19,865
Total liabilities	18,850	19,865

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 195,000,000 shares authorized; 747,355 shares issued; 747,355 shares outstanding	75	75
Less treasury stock, at cost; 410 shares	(3,894)	(3,894)
Additional paid-in capital	4,284,829	4,284,829
Accumulated deficit	(2,178,341)	(2,079,438)
Total stockholders' equity	2,102,669	2,201,572
Total liabilities and stockholders' equity	$2,121,519	$2,221,437

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Costs and expenses:
General and administrative	$34,169	$37,938	$98,903	$97,582

Operating loss	(34,169)	(37,938)	(98,903)	(97,582)

Net loss from operations	$(34,169)	$(37,938)	$(98,903)	$(97,582)

Net loss per common share — basic and diluted	$(0.05)	$(0.05)	$(0.13)	$(0.13)

Weighted average number of common shares outstanding — basic and diluted	747,355	747,355	747,355	747,355

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Net loss	$(98,903)	$(97,582)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(1,015)	(20,303)
Net cash used in operating activities	(99,918)	(117,885)

Cash flows from financing activities:
Repayment from related party	102,343	117,988
Net cash provided by financing activities	102,343	117,988

Net increase in cash and cash equivalents	2,425	103
Cash and cash equivalents at beginning of period	120	-
Cash and cash equivalents at end of period	$2,545	$103

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1- Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of American International Holdings Corp. ("AMIH"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in AMIH's latest Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

Organization, Ownership and Business

American International Holdings Corp. ("AMIH") is a 93.2% owned subsidiary of American International Industries, Inc. ("American") (OTCBB: AMIN).

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

Subsequent Events

AMIH has evaluated all subsequent events from September 30, 2015, through the issuance date of the consolidated financial statements for subsequent event disclosure consideration.

New Accounting Pronouncements

We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 2 — Related Party Transactions

As of September 30, 2015 and December 31, 2014, AMIH had a receivable from AMIN of $2,118,974 and $2,221,317, respectively. During the nine months ended September 30, 2015 and 2014, AMIN repaid $102,343 and $117,988 of this receivable to the Company, respectively.

Note 3 — Going Concern

As reflected in the accompanying financial statements, the Company has no operations, a net loss of $98,903 for the nine months ended September 30, 2015, an accumulated deficit of $2,178,341, and has no sources of revenue and expects to incur further losses in the future, thus raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to obtain the necessary financing to meet its obligations during 2015. As a shell corporation, the Company has pursued potential business combination transactions with existing private business enterprises that might have a desire to take advantage of the Company's status as a public company. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

• Business.

• Results of Operations.

• Liquidity and Capital Resource.

• Critical Accounting Estimates.

The following discussion should be read in conjunction with the American International Holdings Corp. financial statements and accompanying notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect the plans, estimates and beliefs of American International Holdings Corp. Words such as "anticipates, " "expects," "intends," "plans," "believes," "seeks," "estimates," "may," and similar expressions are intended to identify forward-looking statements. The actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report and in other reports we file with the Securities and Exchange Commission ("SEC"), specifically the most recent Annual Report on Form 10-K" The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. All references to years relate to the fiscal year ended December 31 of the particular year.

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

As a shell corporation, the Company has pursued potential business combination transactions with existing private business enterprises that might have a desire to take advantage of the Company's status as a public corporation. If such a transaction is not completed, the Company does not anticipate that its available cash resources and cash generated from operations will be sufficient to meet its presently anticipated capital needs for the next twelve months.

Results of Operations for AMIH

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

General and administrative expenses were $34,169 for the three months ended September 30, 2015, compared to $37,938 for the three months ended September 30, 2014. General and administrative expenses decreased by $3,769 and consisted primarily of legal and professional expenses.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

General and administrative expenses were $98,903 for the nine months ended September 30, 2015, compared to $97,582 for the nine months ended September 30, 2014. General and administrative expenses increased by $1,321 and consisted primarily of legal and professional expenses.

Liquidity and Capital Resources for AMIH

As of September 30, 2015, AMIH had total assets of $2,121,519, consisting of $2,545 in cash and cash equivalents and $2,118,974 in related party receivables due from AMIN.

As of September 30, 2015, AMIH had total liabilities of $18,850 which consisted of $18,850 in accounts payable.

AMIH had working capital and total stockholders' equity of $2,102,669 and $2,201,572 as of September 30, 2015 and December 31, 2014, respectively.

Net cash used in operating activities was $99,918 for the nine months ended September 30, 2015, which was derived from a net loss of $98,903 and a net decrease in accounts payable of $1,015. Net cash used in operating activities was $117,885 for the nine months ended September 30, 2014, which was derived from a net loss of $97,582 and decrease in accounts payable of $20,303.

Net cash provided by financing activities during the nine months ended September 30, 2015 was $102,343, compared to $117,988 during the nine months ended September 30, 2014. Net cash provided by financing activities was for a change in receivables from a related party.

Off-Balance Sheet Arrangements

As of September 30, 2015 and December 31, 2014, AMIH did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2015, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Such conclusion reflects the departure of our chief financial officer and assumption of duties of the principal financial officer by our chief executive officer and the resulting lack of accounting experience of our now principal financial officer and a lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

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

ITEM 1A. RISK FACTORS

For the nine months ended September 30, 2015, there were no material changes from risk factors as disclosed in Part I, Item lA of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

American International Holdings Corp.

By:	/s/ Daniel Dror
Daniel Dror
Chief Executive Officer, President, and Chairman
November 23, 2015

By:	/s/ Charles R. Zeller
Charles R. Zeller
Director and Interim Chief Financial Officer
November 23, 2015