Form 10-K
period 2015-12-31
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2016-06-23
CIK 1300524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of March 21, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $28,493 based on the closing sale price of $0.50 on such date as reported on the OTCQB.

The number of shares outstanding of each of the issuer’s classes of equity as of June 20, 2016 is 746,945 shares of common stock.

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

Description of AMIH’s Business

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
•capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;
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

Our Articles of Incorporation authorize the issuance of 195,000,000 shares of common stock, par value $0.0001 and 5,000,000 shares of preferred stock, par value $0.0001. At December 31, 2015, we had 747,355 shares of common stock issued and 0 shares of preferred stock issued. We may issue additional shares of common stock in connection with any future acquisitions of operating businesses or assets or to raise additional funding for our operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

	Fiscal 2015		Fiscal 2014
	High	Low	High	Low
First Quarter ended March 31	$0.50	$0.50	$1.50	$1.20
Second Quarter ended June 30	$0.51	$0.50	$1.20	$0.85
Third Quarter ended September 30	$0.51	$0.30	$1.15	$0.50
Fourth Quarter ended December 31	$0.50	$0.50	$1.15	$0.50

As of December 31, 2015, our shares of common stock were held by approximately 216 stockholders of record. The transfer agent for our common stock is First American Stock Transfer, Inc. in Phoenix, AZ.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There were no purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the fiscal year ended December 31, 2015 or 2014.

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

Results of Operations for AMIH

The Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

General and administrative expenses were $96,732 and $134,368 for the years ended December 31, 2015 and 2014, respectively, and consisted of executive compensation and legal and professional expenses.

AMIH had a net loss of $96,732, or $0.13 per share, for the year ended December 31, 2015, compared to a net loss of $134,368, or $0.18 per share, for the year ended December 31, 2014.

Liquidity and Capital Resources for AMIH

As of December 31, 2015, AMIH had total assets of $215, consisting of cash.

As of December 31, 2015, AMIH had total liabilities of $14,349, which consisted of accounts payable. AMIH total stockholders’ deficit of $14,134 as of December 31, 2015.

Net cash used in operating activities was $102,248 for the year ended December 31, 2015, which was derived from a net loss of $96,732, a decrease in accounts payable of $5,516. Net cash used in operating activities was $151,868 for the year ended December 31, 2014, which was derived from a net loss of $134,368 and a decrease in accounts payable of $17,500.

Net cash provided by financing activities during the year ended December 31, 2015 was $102,343, compared to $151,988 provided by financing activities during the year ended December 31, 2014. Net cash provided by financing activities was for receivables from related parties.

Off-Balance Sheet Arrangements

As of December 31, 2015 and December 31, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of American International Holdings Corp.
Kemah, Texas

We have audited the accompanying consolidated balance sheets of American International Holdings Corp. as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended.  American International Holdings Corp.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American International Holdings Corp. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
June 21, 2016

AMERICAN INTERNATIONAL HOLDINGS CORP.
Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$215	$120
Receivable – related party	-	2,221,317
Total assets	$215	$2,221,437

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14,349	$19,865
Total liabilities	14,349	19,865

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 195,000,000 shares authorized; 747,355 shares issued; 746,945 shares outstanding	75	75
Less: treasury stock, at cost, 410 shares	(3,894)	(3,894)
Additional paid-in capital	2,165,855	4,284,829
Accumulated deficit	(2,176,170)	(2,079,438)
Total stockholders’ equity (deficit)	(14,134)	2,201,572
Total liabilities and stockholders’ equity (deficit)	$215	$2,221,437

See accompanying notes to the consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2015	2014

Revenue	$-	$-

General and administrative expenses	96,732	134,368

Net loss from operations	$(96,732)	$(134,368)

Net loss per common share – basic and diluted	$(0.13)	$(0.18)

Weighted average number of common shares outstanding – basic and diluted	747,355	747,355

See accompanying notes to the consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.
Consolidated Statement of Changes in Stockholders’ Equity
For The Years Ended December 31, 2015 AND 2014

					Additional	Accumulated
	Preferred Stock		Common Stock		Paid-in	Earnings	Treasury
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Stock	Total
Balance at January 1, 2014	-	$-	747,355	$75	$4,284,829	$(1,945,070)	$(3,894)	$2,335,940
Net loss	-	-	-	-	-	(134,368)	-	(134,368)
Balance at December 31, 2014	-	$-	747,355	$75	$4,284,829	$(2,079,438)	$(3,894)	$2,201,572
Net loss	-	-	-	-	-	(96,732)	-	(96,732)
Forgiveness of related party receivable	-	-	-	-	(2,118,974)	-	-	(2,118,974)
Balance at December 31, 2015	-	$-	747,355	$75	$2,165,855	$(2,176,170)	$(3,894)	$(14,134)

See accompanying notes to the consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(96,732)	$(134,368)

Adjustments to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(5,516)	(17,500)
Net cash used in operating activities	(102,248)	(151,868)

Cash flows from financing activities:
Repayment from related party	102,343	151,988
Net cash provided by financing activities	102,343	151,988

Net increase in cash and cash equivalents	95	120
Cash at beginning of year	120	-
Cash at end of year	$215	$120

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Forgiveness of related party receivable	$2,118,974	$-

See accompanying notes to the consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.
Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Organization, Ownership and Business

American International Holdings Corp. is a 93.2%-owned subsidiary of American International Industries, Inc. ("American") (OTCQB: AMIN).

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company incurred a loss in 2015, has no sources of revenue and expects to incur further losses in the future, thus raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to obtain the necessary financing to meet its obligations during 2016. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

AMIH evaluates the tax benefits from uncertain positions and determines if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of December 31, 2015, AMIH had not recorded any tax benefits from uncertain tax positions.

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

Subsequent Events

AMIH has evaluated all subsequent events from December 31, 2015 through the issuance date of the consolidated financial statements for subsequent event disclosure consideration.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 – Related Party Transactions

During 2015, the Company received $102,343 from American International Industries, Inc.
During the year ended December 31, 2015, the Company’s board of directors approved and the Company forgave a $2,118,974 receivable from American International Industries, Inc. and recorded the forgiveness as a reduction of additional paid-in capital because of this related party transaction.

Note 3 – Income Taxes

The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Income tax benefit computed at statutory rate	$(43,091)	$(45,685)
Meals and entertainment	29	59
Change in valuation allowance	43,062	45,626
Total income tax expense	$-	$-

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax asset and liability as of December 31, 2015 and December 31, 2014 are set out below:

	December 31,
	2015	2014
Deferred Tax Assets:
Net operating loss carryforward	$909,404	$876,753
Total deferred tax assets	909,404	876,753
Valuation allowance	(909,404)	(876,753)
Net deferred tax asset	$-	$-

AMIH has loss carryforwards totaling $2,675,339 available at December 31, 2015 that may be offset against future taxable income. If not used, the carryforwards will begin expiring in 2030.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation as of December 31, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in  Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2015. Such conclusion reflects the departure of our chief financial officer in 2013 and assumption of duties of the principal financial officer by our chief executive officer and the resulting lack of accounting experience of our now principal financial officer and a lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
Daniel Dror	75	Chairman and CEO
Daniel Dror II	40	Vice President
Charles R. Zeller	74	Director and Interim CFO

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

Independent Public Accountants

Our Board of Directors approved the appointment by the Company's Board of Directors of GBH CPAs, PC as independent public accountants for the fiscal year ended December 31, 2015.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal years ended December 31, 2015 and 2014:

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Stock Award(s) (1)	Securities Underlying Options	Total Compensation
Daniel Dror, Chairman and CEO	2015	$120,000	-	-	-	-	$120,000
	2014	$120,000	-	-	-	-	$120,000

Daniel Dror II, Vice President (2)	2014	-	-	-	-	-	-

Charles R. Zeller, Director and Interim CFO (3)	2015	-	-	-	-	-	-
	2014	-	-	-	-	-	-

(1) See "Stock-Based Compensation" in Note 1 to the financial statements for valuation assumptions
(2) Appointed as Vice President on November 20, 2014
(3) Appointed as Interim CFO on November 21, 2013

Grants of Plan-Based Awards

None.

Director Summary Compensation Table

The directors serve without cash compensation, but may be granted stock as bonus compensation from time to time. No non-employee directors received any form of compensation during the years ended December 31, 2015 or 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2015. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
American International Industries, Inc.	689,520	92.3%
601 Cien Street, Suite 235
Kemah, TX 77565

Daniel Dror II	440	0.1%
601 Cien Street, Suite 235
Kemah, TX 77565

Directors and Officers (1 person) (2)	689,960	92.4%

(1)  Applicable percentage ownership is based on 746,945 shares of common stock outstanding as of December 31, 2015. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2015 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

The Registrant's Board of Directors has appointed GBH CPAs, PC, which firm has issued its report on our consolidated financial statements for the years ended December 31, 2015 and 2014.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by GBH CPAs, PC for the audit of the Registrant's annual financial statements for the years ended December 31, 2015 and 2014, and fees billed for other services rendered by GBH CPAs, PC during those years. All of the services described below were approved by the Board of Directors.

	2015	2014
Audit fees (1)	$11,250	$17,285
Audit-related fees (2)	$-	$-
Tax fees (3)	$-	$-
All other fees	$-	$-

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
June 21, 2016

By /s/ Charles R. Zeller
Charles R. Zeller
Director and Interim Chief Financial Officer
June 21, 2016