Form 10-Q
period 2016-03-31
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2017-06-13
CIK 1300524

QUARTERLY REPORT

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

OR

0 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of shares outstanding of each of the issuer's classes of equity as of June 8, 2017 is 747,355 shares of common stock.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Financial Statements

AMERICAN INTERNATIONAL HOLDINGS CORP.
Balance Sheets
As of March 31, 2016 and December 31, 2015
(Unaudited)

	March 31,	December 31,
ASSETS
Current assets:
Cash and cash equivalents	$185	$215
Total Assets	$185	$215

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$16,099	$14,349
Accounts payable – related party	9,200	-
Total liabilities - current	25,299	14,349

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 195,000,000 shares authorized; 747,355 shares issued as of March 31, 2016; 747,355 shares outstanding as of December 31, 2015	75	75
Less treasury stock, at cost; 410 shares	(3,894)	(3,894)
Additional paid-in capital	2,165,855	2,165,855
Accumulated deficit	(2,187,150)	(2,176,170)
Total Stockholders’ equity (deficit)	(25,114)	(14,134)
Total liabilities and stockholders’ equity (deficit)	$185	$215

See accompanying notes to the unaudited financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.
Statements of Operations
 (Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Revenue	$-	$-
Costs and expenses:
General and administrative	10,980	32,050
Operating loss	(10,980)	(32,050)
Net loss from operations	$(10,980)	$(32,050)
Net loss per common share — basic and diluted	$(0.01)	$(0.04)
Weighted average number of common shares outstanding — basic and diluted	747,355	747,355

See accompanying notes to the unaudited financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.
Statements of Cash Flows
 (Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(10,980)	$(32,050)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	9,250	(2,865)
Net cash used in operating activities	(1,730)	(34,915)
Cash flows from financing activities
Borrowing from related party	1,700	35,100
Net cash provided by financing activities	1,700	35,100
Net increase (decrease) in cash and cash equivalents	(30)	185
Cash and cash equivalents at beginning of period	215	120
Cash and cash equivalents at end of period	$185	$305

See accompanying notes to the unaudited financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.
Notes to Financial Statements
March 31, 2016
(Unaudited)

Note 1 – Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements of American International Holdings Corp. ("AMIH"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in AMIH's latest Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

Organization, Ownership and Business

American International Holdings Corp. ("AMIH") is a 93.2% owned subsidiary of American International Industries, Inc. ("American", "AMIN") (OTCBB: AMIN).

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents. There are no cash equivalents at March 31, 2016 and December 31, 2015.

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2016 and December 31, 2015, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

Net Loss Per Common Share

We compute net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

Note 2 – Related party transactions

As of March 31, 2016, and December 31, 2015, AMIH had a receivable from AMIN of $1,700 and $0, respectively.  The loan is from the parent company. There is no loan agreement, and interest is not being charged. At March 31, 2016, the Company had an accrued liability in the amount $7,500 for compensation to the Company’s CEO for the quarter ended March 31, 2016.

Note 3 – Capital Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $ 0.0001 par value, of which 0 shares are issued and outstanding at March 31, 2016 and December 31, 2015.

The Company is authorized to issue up to 195,000,000 shares of common stock, $0.0001 par value, of which 747,355 shares are issued and outstanding at March 31, 2016 and December 31, 2015.

Note 4 – Going concern

As reflected in the accompanying financial statements, the Company has no operations, a net loss of $10,980 for the three months ended March 31, 2016, an accumulated deficit of $2,187,150, and has no sources of revenue and expects to incur further losses in the future, thus raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to obtain the necessary financing to meet its obligations during 2017. As a shell corporation, the Company pursued potential business combination transactions with existing private business enterprises that might have a desire to take advantage of the Company's status as a public corporation. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Note 5 – Subsequent Events

Management has evaluated all subsequent events through June 8, 2017, the date the financial statements were available to be issued.  No change to the financial statements for the quarter ended March 31, 2016 is deemed necessary as a result of this evaluation.

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

The following discussion should be read in conjunction with the American International Holdings Corp. financial statements and accompanying notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect the plans, estimates and beliefs of American International Holdings Corp. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," and similar expressions are intended to identify forward-looking statements. The actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report and in other reports we file with the Securities and Exchange Commission ("SEC'), specifically the most recent Annual Report on Form 10-K." The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. All references to years relate to the fiscal year ended December31 of the particular year.

Business

On April 3, 2012, upon the sale of its only wholly-owned subsidiary, Delta Seaboard Well Services, Inc, AMIH ceased to be an operating company and became a non-operating "shell company", as that term is defined in Rule 144(i) under the Securities Act of 1933, as amended. The term " shell company" means a registrant, other than an asset-backed issuer, that has no or nominal operations, and either (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

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

Results of Operations for AMIH

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

General and administrative expenses were $10,980 for the three months ended March 31, 2016, compared to $32,050 for the three months ended March 31, 2015. General and administrative expenses decreased by $21,070 and consisted primarily of reduction of executive compensation and legal and professional expenses.

Liquidity and Capital Resources for AMIH

As of March 31, 2016, AMIH had total assets of $185, consisting of $185 in cash and cash equivalents.  At December31, 2015, AMIH had total assets of $215, consisting of $215 in cash and cash equivalents.

As of March 31, 2016, AMIH had total liabilities of $25,299 which consisted of accounts payable in the amount of $16,099, $1,700 in amount due to American International Industries, Inc., and $7,500 due to a related party for accrued compensation.

AMIH had negative working capital and total net stockholders' deficit of $25,114 and $14,134 as of March 31, 2016 and December 31, 2015, respectively.

Net cash used in operating activities was $1,730 for the three months ended March 31, 2016, which was derived from a net loss of $10,980 and an increase in accounts payable of $9,250.  Net cash used in operating activities was $34,915 for the three months ended March 31, 2015, which was derived from a net loss of $32,050 and decrease in accounts payable of $2,865.

Net cash provided by financing activities during the three months ended March 31, 2016 was $1,700, compared to $35,100 during the three months ended March 31, 2015.  Net cash provided by financing activities was for a borrowing from a related party.

We had no investing activities during the three months ended March 31, 2016 and 2015.

Off-Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, AMIH did not have any off-balance sheet arrangements as defined in Item 303(aX4Xii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Such conclusion reflects the departure of our chief financial officer and assumption of duties of the principal financial officer by our chief executive officer and the resulting lack of accounting experience of our now principal financial officer and a lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

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

ITEM 1A. RISK FACTORS

For the three months ended March 31, 2016, there were no material changes from risk factors as disclosed in Part I, Item lA of the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Exhibit No.	Description
31.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of2002
32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

By /s/ Daniel Dror
Daniel Dror
Chief Executive Officer, President,
and Chairman
June 8, 2017

By /s/ Charles R. Zeller
Charles R. Zeller
Director and Interim Chief Financial
Officer
June 8, 2017