Form 10-K
period 2016-12-31
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2018-05-15
CIK 1300524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file number: 0-50912

AMERICAN INTERNATIONAL HOLDINGS CORP.
(Exact Name Of Registrant As Specified In Its Charter)

Nevada	88-0225318
(State of Incorporation)	(I.R.S. Employer Identification No.)

601 Cien Street, Suite 240 Kemah, TX	77565-3077
(Address of Principal Executive Offices)	(ZIP Code)

 Registrant’s Telephone Number, Including Area Code: (281) 334-9479

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.0001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2017, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $142,465 based on the closing sale price of $0.50 on such date as reported on the OTCQB.

The number of shares outstanding of each of the issuer’s classes of equity as of May 14, 2018 is 746,945 shares of common stock.

Cautionary Statement regarding Forward-Looking Statements

This Annual Report on Form 10-K of American International Holdings Corp. (hereinafter the “Company”, the “Registrant”, or “AMIH”), formerly Delta Seaboard International, Inc. (“Delta”), includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. However based upon the Registrant’s current stock price it is not eligible to rely upon the traditional safe harbors within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. The Registrant has made certain forward-looking statements in good faith based upon on its current expectations and projections about future events. These forward-looking statements are not guarantees but rather are projections based upon current facts subject to known and unknown risks, uncertainties and assumptions about the Registrant that may cause its actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-K and in the Registrant’s other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. For a more detailed discussion of the foregoing risks and uncertainties, see “Risk Factors”.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

American International Holdings Corp.

American International Holdings Corp. (“AMIH”) is a 93.2% owned subsidiary of American International Industries, Inc. (“American”) (OTCBB: AMIN).

Description of AMIH’s Business

Since April 3, 2012, we have been classified as a “shell company”. Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”) defines “shell company,” as a company (other than an asset-backed issuer), which has “no operations; and either no or nominal assets; assets consisting of solely cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.”  Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Business Objective

The Company’s current business objective is to become an operating company, by seeking a business combination with an operating company, acquiring assets or other means. We intend to use the Company’s limited personnel but significant cash resources and liquidity resulting from the sale of DSWSI in connection with fulfilling its business objective. The Company will utilize its capital stock, debt or a combination of capital stock and debt, together with its financial resources, in furtherance of its business objective.

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

It is likely that we will affect a business combination through the issuance of common stock or other securities, which may result in a change of control. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon the issuance to the stockholders of the acquired company of at least 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all present AMIH stockholders would, in such circumstances, retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, present AMIH stockholders may retain substantially less than 20% of the total issued and outstanding shares. This could result in substantial additional dilution to the equity of those who were our stockholders prior to such reorganization / business combination.

Our present stockholders may not have control of a majority of our voting shares following a reorganization / business combination transaction. Further, as part of such a transaction, all or a majority of our directors may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of our management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. It may be expected that AMIH’s management will seek to structure any such transaction so as not to require stockholder approval and the inherent delays and expenses.

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

We have a limited operating history, and have had no operations nor any revenues or earnings from operations since on or about April 2012. We have no significant assets or resources, other than the cash and receivable received in connection with the Asset Purchase Agreement. We will sustain operating expenses in connection with being a public reporting company under the Securities Exchange Act of 1934 (the “Exchange Act”), without corresponding revenues, at least until the consummation of a business combination. No officer, director or shareholder has agreed to provide us funding in the future. This may result in us incurring a net operating loss which will increase continuously until we can consummate a business combination with a target company. There is no assurance that we can identify a target company that our management deems desirable or be able to consummate a business combination with a desirable target company. In the event that we are unable to raise sufficient funds, we will be required to utilize our presently available cash resources in order to continue our administrative operations and remain as a current reporting company until we can consummate a business combination.

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

The Exchange Act requires reporting companies such as us, to provide certain information on Form 8-K/12G about significant acquisitions including audited financial statements for the company acquired and a detailed description of the business operations and risks associated with such company’s operations. The time and additional costs that may be incurred by some target companies to prepare such financial statements and descriptive information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Additionally, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

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

Our Certificate of Incorporation authorizes the issuance of a maximum of 195,000,000 shares of common stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

We cannot assure you that following a business combination with an operating business that we will be able to quote our common stock on the OTCBB.

Following a business combination, we may seek the listing of our common stock on the OTCBB. After completing a business combination, until our common stock is listed on the OTC Bulletin Board, our common stock will be listed on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination. Additionally, there can be no assurances that we will be able to obtain listing on the OTC Bulletin Board, which failure could cause our common stock become worthless.

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

RISK FACTORS RELATED TO MARKET OF OUR COMMON STOCK

The Company’s officers and directors own or control over 90% of issued shares of Common Stock, a controlling interest in the Company, and thus may influence certain actions requiring stockholder vote.

If there is an annual meeting, as a consequence of the controlling interest of the Company’s management, it has broad discretion regarding proposals submitted to a vote by shareholders. Accordingly, the Company’s existing directors will continue to exert substantial control.

Your percentage ownership of our Common Shares will be diluted by future share issuances.

Our Articles of Incorporation authorize the issuance of 195,000,000 shares of common stock, par value $0.0001 and 5,000,000 shares of preferred stock, par value $0.0001. At December 31, 2016, we had 747,355 shares of common stock issued and 0 shares of preferred stock issued. We may issue additional shares of common stock in connection with any future acquisitions of operating businesses or assets or to raise additional funding for our operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

ITEM 2. DESCRIPTION OF PROPERTIES

We currently utilize approximately 1,000 square feet of office space at the offices of American International Industries, Inc. (“AMIN”) located at 601 Cien Street, Suite 240, Kemah, TX 77565-3077, which are provided to us by AMIN on a rent-free basis.

ITEM 3. LEGAL PROCEEDINGS

AMIH’s officers and directors are not aware of any threatened or pending litigation to which we are a party or which any of our property is the subject and which would have any material, adverse effect on AMIH.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is subject to quotation on the pink sheets. There has only been limited trading activity in our common stock. Quotation of the Company’s securities on the pink sheets limits the liquidity and price of the Company’s common stock more than if the Company’s shares of common stock were listed on The Nasdaq Stock Market or a national exchange. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
First Quarter ended March 31	$0.75	$0.75	$0.50	$0.50
Second Quarter ended June 30	$0.60	$0.60	$0.51	$0.51
Third Quarter ended September 30	$0.50	$0.50	$0.50	$0.50
Fourth Quarter ended December 31	$1.96	$1.96	$0.50	$0.50

As of December 31, 2016, our shares of common stock were held by approximately 216 stockholders of record. The transfer agent for our common stock is First American Stock Transfer, Inc. in Phoenix, AZ.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There were no purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the fiscal year ended December 31, 2016.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes appearing elsewhere in this annual report. The following discussion contains forward-looking statements reflecting our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this report, particularly in the section entitled “Risk Factors” of this annual report.

Results of Operations for AMIH

The Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

General and administrative expenses were $47,694 and $87,733 for the years ended December 31, 2016 and 2015, respectively, and consisted of executive compensation and legal and professional expenses.

AMIH had a net loss of $47,694, or $0.06 per share, for the year ended December 31, 2016, compared to a net loss of $87,733, or $0.12 per share, for the year ended December 31, 2015.

Liquidity and Capital Resources for AMIH

As of December 31, 2016 and 2015, AMIH had total assets of $540 and $215, respectively, consisting of cash.

As of December 31, 2016, AMIH had total liabilities of $53,369, which consisted of accounts payable in the amount of $6,100, accrued compensation for the Company’s CEO in the amount of $30,0000 and $17,269 due the Company’s parent company. AMIH total stockholders’ deficit of $52,829 as of December 31, 2016.

Net cash used in operating activities was $16,944 for the year ended December 31, 2016, which was derived from a net loss of $47,694, and increase in accounts payable of $750 and a $30,000 increase in accrued compensation to the Company’s CEO. Net cash provided by operating activities was $95 for the year ended December 31, 2015, which was derived from a net loss of $87,733 and a decrease in accounts payable of $87,828.

Net cash provided by financing activities during the year ended December 31, 2016 was $17,269, compared to $0 provided by financing activities during the year ended December 31, 2015. Net cash provided by financing activities was for receivables from related parties.

Off-Balance Sheet Arrangements

As of December 31, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of American International Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of American International Holdings Corp. (the Company) as of December 31, 2016 and 2015, and the related statements of operations, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2016, and the related notes and schedules (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans about these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS. PLLC

We have served as the Company’s auditors since 2017.

Houston, Texas
May 14, 2018

AMERICAN INTERNATIONAL HOLDINGS CORP.
Balance Sheets

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$540	$215
Total Assets	$540	$215

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$6,100	$5,350
Accrued compensation-related party	30,000	-
Accounts payable – related party	17,269	-
Total Liabilities	53,369	5,350

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 195,000,000 shares authorized; 747,355 shares issued as of December 31, 2016; 746,945 shares outstanding as of December 31, 2016 and 2015	75	75
Less treasury stock, at cost; 410 shares	(3,894)	(3,894)
Additional paid-in capital	2,165,855	2,165,855
Accumulated deficit	(2,214,865)	(2,167,171)
Total Stockholders’ equity (deficit)	(52,829)	(5,135)
Total liabilities and stockholders’ equity (deficit)	$540	$215

See accompanying notes to the financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.
Statements of Operations

	For the Year Ended
	December 31,
	2016	2015

Revenue	$-	$-

General and administrative expenses	47,694	87,733

Net loss from operations	$(47,694)	$(87,733)

Net loss per common share – basic and diluted	$(0.06)	$(0.12)

Weighted average number of common shares outstanding – basic and diluted	747,355	747,355

See accompanying notes to the financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.
Statement of Changes in Stockholders’ Equity
For The Years Ended December 31, 2016 AND 2015

					Additional	Accumulated
	Preferred Stock		Common Stock		Paid-in	Earnings	Treasury
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Stock	Total
Balance at January 1, 2014	-	$-	747,355	$75	$4,284,829	$(2,079,438)	$(3,894)	$2,201,572
Net loss	-	-	-	-	-	(87,733)	-	(87,733)
Forgiveness of related party receivable	-	-	-	-	(2,118,974)	-	-	(2,118,974)
Balance, December 31, 2015	-	-	747,355	$75	$2,165,855	$(2,167,171)	$(3,894)	$(5,135)
Net loss	-	-	-	-	-	(47,694)	-	(47,694)

Balance, December 31, 2016	-	-	747,355	75	2,165,855	(2,214,865)	(3,894)	(52,829)

See accompanying notes to the financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.
Statements of Cash Flows

	For the Year Ended December 31,
	2016	2015

Net loss	$(47,694)	$(87,733)
Adjustment to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	750	87,828
Accrued compensation – related party	30,000	-
Net cash used in operating activities	(16,944)	95
Cash flows from financing activities:
Borrowing from related party	17,269	-
Net cash provided by financing activities	17,269	-

Net increase in cash and cash equivalents	325	95

Cash and cash equivalents at beginning of year	215	120
Cash and cash equivalents at end of year	$540	$215

Supplemental disclosure:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash investing and financing transactions:
Forgiveness of related party receivable	$-	$2,118,974

See accompanying notes to the financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.
Notes to Financial Statements

Note 1 – Summary of Significant Accounting Policies

Organization, Ownership and Business

American International Holdings Corp. is a 93.2%-owned subsidiary of American International Industries, Inc. (“American”) (OTCQB: AMIN).

Principles of Consolidation

The financial statements include the accounts of American International Holdings Corp. and its wholly-owned subsidiary, Delta Seaboard Well Service, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Management’s Estimates and Assumptions

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

Going Concern

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company incurred a loss in 2016, has no sources of revenue and expects to incur further losses in the future, thus raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to obtain the necessary financing to meet its obligations during 2016. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

AMIH evaluates the tax benefits from uncertain positions and determines if it is “more likely than not” that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of December 31, 2016, AMIH had not recorded any tax benefits from uncertain tax positions.

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

Subsequent Events

AMIH has evaluated all subsequent events from December 31, 2016 through the issuance date of the financial statements for subsequent event disclosure consideration.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Note 2 – Related Party Transactions

At December 31, 2016, the Company owed its Chief Executive Officer $30,000 in accrued compensation.

During the year ended December 31, 2016 and 2015, the Company received $17,269 and $0, respectively, from American International Industries, Inc.

During the year ended December 31, 2015, the Company’s board of directors approved and the Company forgave a $2,118,974 receivable from American International Industries, Inc. and recorded the forgiveness as a reduction of additional paid-in capital because of this related party transaction.

Note 3 – Income Taxes

The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Income tax benefit computed at statutory rate	$(16,216)	$(29,829)
Meals and entertainment	-	27
Change in valuation allowance	16,216	29,802
Total income tax expense	$-	$-

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax asset and liability as of December 31, 2016 and December 31, 2015 are set out below:

	December 31,
	2016	2015
Deferred Tax Assets:
Net operating loss carryforward	$922,798	$906,582
Total deferred tax assets	922,798	906,582
Valuation allowance	(922,798)	(906,582)
Net deferred tax asset	$-	$-

AMIH has loss carryforwards totaling $2,714,113 available at December 31, 2016 that may be offset against future taxable income. If not used, the carryforwards will begin expiring in 2030.

Note 4- Uncertainties

The Company is subject to claims and lawsuits that arise in the ordinary course of business.  Management is not aware of any litigation against the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation as of December 31, 2016 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in  Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the - Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2016. Such conclusion reflects the departure of our chief financial officer in 2013 and assumption of duties of the principal financial officer by our chief executive officer and the resulting lack of accounting experience of our now principal financial officer and a lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

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

The Company recognizes the following weaknesses and deficiencies of the Company as of December 31, 2016:

We recognized the following deficiencies that we believe to be material weaknesses:

-
The Company has not fully designed, implemented or assessed internal controls over financial reporting. Due to the Company being a developing company, management’s assessment and conclusion over internal controls were ineffective this year.

-We recognized the following deficiencies that we believe to be significant deficiencies:

-	The Company has no formal control process related to the identification and approval of related party transactions.

-
We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act.

-
We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
Daniel Dror	76	Chairman and CEO
Charles R. Zeller	75	Director and Interim CFO

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

Independent Public Accountants

Our Board of Directors approved the appointment by the Company’s Board of Directors of M & K CPAs, PLLC as independent public accountants for the fiscal years ended December 31, 2016 and 2015.

Code of Ethics

The Registrant has adopted a Code of Ethics that are designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure in the Registrant’s SEC reports and other public communications. The Code of Ethics promotes compliance with applicable governmental laws, rules and regulations.

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant’s directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant’s Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its officers and directors and ten percent (10%) shareholders have not filed reports required to be filed under Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal years ended December 31, 2016 and 2015:

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Stock Award(s) (1)	Securities Underlying Options	Total Compensation
Daniel Dror, Chairman and CEO	2016	$30,000	-	-	-	-	$30,000
	2015	$90,000	-	-	-	-	$90,000

Charles R. Zeller, Director and Interim CFO (3)	2016	-	-	-	-	-	-
	2015	-	-	-	-	-	-

(1) See “Stock-Based Compensation” in Note 1 to the financial statements for valuation assumptions
(2) Appointed as Interim CFO on November 21, 2013

Grants of Plan-Based Awards

None.

Director Summary Compensation Table

The directors serve without cash compensation, but may be granted stock as bonus compensation from time to time. No non-employee directors received any form of compensation during the years ended December 31, 2016 or 2015

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2016. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
American International Industries, Inc.	689,520	93.2
601 Cien Street, Suite 235
Kemah, TX 77565

Directors and Officers (1 person) (2)	689,960	93.3%

(1)       Applicable percentage ownership is based on shares of common stock outstanding as of December 31, 2016. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2016 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

The Registrant’s Board of Directors has appointed M & K CPAs, PLLC, which firm has issued its report on our financial statements for the years ended December 31, 2016 and 2015.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by M & K CPAs, PLLC for the audit of the Registrant’s annual financial statements for the years ended December 31, 2016 and 2015, and fees billed for other services rendered by M & K CPAs, PLLC  during those years. All of the services described below were approve5 by the Board of Directors.

	2016	2015
Audit fees (1)	$0	$0
Audit-related fees (2)	$-	$-
Tax fees (3)	$-	$-
All other fees	$-	$-

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
May 14, 2018

By /s/ Charles R. Zeller
Charles R. Zeller
Director and Interim Chief Financial Officer
May 14, 2018