Form 10-Q
period 2017-09-30
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2018-06-15
CIK 1300524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission file number: 0-50912

AMERICAN INTERNATIONAL HOLDINGS CORP.
(Exact Name Of Registrant As Specified In Its Charter)

Nevada	88-0225318
(State of Incorporation)	(I.R.S. Employer Identification No.)

11222 Richmond Avenue, Suite 195, Houston, TX	77082
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: (281) 496-9971

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

The number of shares outstanding of each of the issuer's classes of equity as of June 15, 2018 is 10,847,355 shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

AMERICAN INTERNATIONAL HOLDINGS CORP.
Balance Sheets
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$401	$540
Total assets	$401	$540

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$3,600	$6,100
Accrued compensation – related party	30,000	30,000
Accounts payable – related party	27,946	17,269
Total liabilities – current	61,546	53,369

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 195,000,000 shares authorized; 747,355 shares issued and outstanding as of September 30, 2017 and December 31, 2016	75	75
Less treasury stock, at cost; 410 shares	(3,894)	(3,894)
Additional paid-in capital	2,167,167	2,165,855
Accumulated deficit	(2,224,493)	(2,214,865)
Total stockholders’ equity (deficit)	(61,145)	(52,829)
Total liabilities and stockholders’ equity (deficit)	$401	$540

See accompanying notes to the financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$-	$-	$-	$-
Costs and expenses:
General and administrative	2,204	14,969	8,316	35,179
Interest expense	594	-	1,312	-
Operating loss	(2,798)	(14,969)	(9,628)	(35,179)
Net loss from operations	$(2,798)	$(14,969)	$(9,628)	$(35,179)
Net loss per common share — basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.05)
Weighted average number of common shares outstanding — basic and diluted	747,355	747,355	747,355	747,355

See accompanying notes to the financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016

Net loss	$(9,628)	$(35,179)
Adjustment to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:
Imputed interest expense	1,312	-
Accounts payable	(2,500)	(650)
Accrued compensation – related party	-	22,500
Net cash used in operating activities	(10,816)	(13,329)
Cash flows from financing activities:
Borrowing from related party	10,677	13,844
Net cash provided by financing activities	10,677	13,844

Net increase in cash and cash equivalents	(139)	515

Cash and cash equivalents at beginning of period	540	215
Cash and cash equivalents at end of period	$401	$730

Supplemental disclosure:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Organization, Ownership and Business

American International Holdings Corp. ("AMIH") is a 93.2% owned subsidiary of American International Industries, Inc. ("American") (OTCBB: AMIN).

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents. There are no cash equivalents at September 30, 2017 and December 31, 2016.

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2017 and December 31, 2016, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.
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

Note 2 – Related Party Transactions

As of September 30, 2017 and December 31, 2016, AMIH had a payable to AMIN of $27,946 and $17,269, respectively. The loan is from the parent company. There is no loan agreement, and interest is not being charged.  At September 30, 2017, the Company had an accrued liability in the amount $30,000 for compensation to the Company’s CEO for the year ended December 31, 2016. The Company incurred an imputed interest expense in the amount of $1,312 on the loan owed to AMIN.

Note 3 – Capital Stock
The Company is authorized to issue up to 5,000,000 shares of preferred stock, $ 0.0001 par value, of which 0 shares are issued and outstanding at September 30, 2017 and December 31, 2016.
The Company is authorized to issue up to 195,000,000 shares of common stock, $0.0001 par value, of which 747,355 shares are issued and outstanding at September 30, 2017 and December 31, 2016.
Note 4 – Going Concern

As reflected in the accompanying financial statements, the Company has no operations, a net loss of $9,628 for the nine months ended September 30, 2017, an accumulated deficit of $2,224,493, and has no sources of revenue and expects to incur further losses in the future, thus raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to obtain the necessary financing to meet its obligations during 2017. As a shell corporation, the Corporation has pursued potential business combination transactions with existing private business enterprises that might have a desire to take advantage of the Company's status as a public company. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Note 5 – Subsequent Events

Effective May 31, 2018, the Company issued 10,100,000 shares of restricted common stock. As a result of the issuance of the common shares, a change in control has incurred. American International Industries, Inc. ownership decreased from 93.2% to 6.4%.

Management has evaluated all subsequent events through June 15, 2018, the date the financial statements were available to be issued.  No change to the financial statements for the quarter ended September 30, 2017 is deemed necessary as a result of this evaluation.

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

Results of Operations for AMIH

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

General and administrative expenses were $2,204 for the three months ended September 30, 2017, compared to $14,969 for the three months ended September 30, 2016. General and administrative expenses decreased by $12,765 and consisted primarily of accounting and auditing professional fees. Imputed interest expense in the amount of $594 was incurred by the Company for the three months ended September 30, 2017.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

General and administrative expenses were $8,316 for the nine months ended September 30, 2017, compared to $35,179 for the nine months ended September 30, 2016. General and administrative expenses decreased by $26,863, and consisted primarily accounting and audited professional fees.  Imputed interest expense in the amount of $1,312 was incurred by the Company for the nine months end September 30, 2017.

Liquidity and Capital Resources for AMIH

As of September 30, 2017, AMIH had total assets of $401, consisting of $401 in cash. At December 31, 2016, AMIH had total assets of $540, consisting of $540 in cash.

As of September 30, 2017, AMIH had total liabilities of $61,546, which consisted of $3,600 in accounts payable, $30,000 in accrued compensation for the Company’s CEO, and $27,946 in payable to AMIN, the parent company.

AMIH had negative working capital of $61,145 and total stockholders' deficit of $61,145 as of September 30, 2017, and negative working capital of $52,829 and total stockholders’ deficit of $52,829 as of December 31, 2016.

Net cash used in operating activities was $10,816 for the nine months ended September 30, 2017, which was derived from a net loss of $9,628, imputed interest expense in the amount of $1,312 and a net decrease in accounts payable of $2,500. Net cash used in operating activities was $13,329 for the nine months ended September 30, 2016, which was derived from a net loss of $35,179 and decrease in accounts payable of $650, and in increase in compensation for the Company’s CEO in the amount of $22,500.

Net cash provided by financing activities during the nine months ended September 30, 2017 was $10,677, compared to $13,844 during the nine months ended September 30, 2016. Net cash provided by financing activities was for a change in a payable to a related party.

Off-Balance Sheet Arrangements

As of September 30, 2017 and December 31, 2016, AMIH did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2017, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Such conclusion reflects the departure of our chief financial officer and assumption of duties of the principal financial officer by our chief executive officer and the resulting lack of accounting experience of our now principal financial officer and a lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

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

ITEM 1A. RISK FACTORS

For the nine months ended September 30, 2017, there were no material changes from risk factors as disclosed in Part I, Item lA of the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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
June 15, 2018

By:	/s/ Everett R. Bassie
Everett R. Bassie
Chief Financial Officer and Board Member
June 15, 2018