Form 10-K
period 2017-12-31
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2018-06-28
CIK 1300524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

 Registrant’s Telephone Number, Including Area Code: (281) 496-9971

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

As of June 30, 2017, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $144,590 based on the closing sale price of $2.50 on such date as reported on the OTCQB.

The number of shares outstanding of each of the issuer’s classes of equity as of June 28, 2018 is 10,847,355 shares of common stock.

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

Our Articles of Incorporation authorize the issuance of 195,000,000 shares of common stock, par value $0.0001 and 5,000,000 shares of preferred stock, par value $0.0001. At December 31, 2017, we had 747,355 shares of common stock issued and 0 shares of preferred stock issued. We may issue additional shares of common stock in connection with any future acquisitions of operating businesses or assets or to raise additional funding for our operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

ITEM 2. DESCRIPTION OF PROPERTIES

We currently utilize approximately 1,200 square feet of office space located at 11222 Richmond Avenue, Suite 195, Houston, Texas 77082.

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

	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
First Quarter ended March 31	$2.50	$2.50	$0.75	$0.75
Second Quarter ended June 30	$2.50	$2.50	$0.60	$0.60
Third Quarter ended September 30	$2.50	$2.50	$0.50	$0.50
Fourth Quarter ended December 31	$2.50	$2.50	$1.96	$1.96

As of December 31, 2017, our shares of common stock were held by approximately 216 stockholders of record. The transfer agent for our common stock is First American Stock Transfer, Inc. in Phoenix, AZ.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There were no purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the fiscal year ended December 31, 2017.

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

Results of Operations for AMIH

The Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

General and administrative expenses were $8,446 and $47,694 for the years ended December 31, 2017 and 2016, respectively, and consisted of professional expenses for the year ended December 31, 2017, and executive compensation and legal and professional expenses for the year ended December 31, 2016. Imputed interest expense in the amount of $1,799 was incurred by the Company for the year ended December 31, 2017.

AMIH had a net loss of $10,245, or $0.01 per share, for the year ended December 31, 2017, compared to a net loss of $47,694, or $0.06 per share, for the year ended December 31, 2016.

Liquidity and Capital Resources for AMIH

As of December 31, 2017 and 2016, AMIH had total assets of $221 and $540, respectively, consisting of cash.

As of December 31, 2017, AMIH had total liabilities of $61,496, which consisted of accrued compensation for the Company’s CEO in the amount of $30,000 and $31,496 due the Company’s parent company. AMIH total stockholders’ deficit of $61,275 as of December 31, 2017.

Net cash used in operating activities was $14,546 for the year ended December 31, 2017, which was derived from a net loss of $10,245, imputed interest expense in the amount of $1,799 and a decrease in accounts payable of $6,100. Net cash used in operating activities was $16,944 for the year ended December 31, 2016, which was derived from a net loss of $47,694 and an increase in accounts payable of $750 and a $30,000 increase in accrued compensation to the Company’s CEO.

Net cash provided by financing activities during the year ended December 31, 2017 was $14,227, compared to $17,269 provided by financing activities during the year ended December 31, 2016. Net cash provided by financing activities was for receivables from related parties.

Off-Balance Sheet Arrangements

As of December 31, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of American International Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of American International Holdings Corp. (the Company) as of December 31, 2017 and 2016, and the related statements of operations, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes and schedules (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas
June 28, 2018

AMERICAN INTERNATIONAL HOLDINGS CORP.
Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$221	$540
Total Assets	$221	$540

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$-	$6,100
Accrued compensation-related party	30,000	30,000
Accounts payable – related party	31,496	17,269
Total Liabilities	61,496	53,369

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 195,000,000 shares authorized; 747,355 shares issued as of December 31, 2017 and 2016; 746,945 shares outstanding as of December 31, 2017 and 2016	75	75
Less treasury stock, at cost; 410 shares	(3,894)	(3,894)
Additional paid-in capital	2,167,654	2,165,855
Accumulated deficit	(2,225,110)	(2,214,865)
Total Stockholders’ equity (deficit)	(61,275)	(52,829)
Total liabilities and stockholders’ equity (deficit)	$221	$540

See accompanying notes to the financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.
Statements of Operations

	For the Year Ended
	December 31,
	2017	2016

Revenue	$-	$-

General and administrative expenses	8,446	47,694
Interest expense	1,799	-

Net loss from operations	$(10,245)	$(47,694)

Net loss per common share – basic and diluted	$(0.01)	$(0.06)

Weighted average number of common shares outstanding – basic and diluted	747,355	747,355

See accompanying notes to the financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.
Statement of Changes in Stockholders’ Equity
For The Years Ended December 31, 2017 AND 2016

					Additional	Accumulated
	Preferred Stock		Common Stock		Paid-in	Earnings	Treasury
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Stock	Total
Balance at January 1, 2015	-	$-	747,355	$75	$2,165,855	$(2,,167,171)	$(3,894)	$(5,135)
Net los	-	-	-	-	-	(47,694)	-	(47,694)
Balance, December 31, 2016	-	-	747,355	$75	$2,165,855	$(2,214,865)	$(3,894)	$(52,829)
Imputed interest expense	-	-	-	-	1,799	-	-	1,799
Net loss	-	-	-	-	-	(10,245)	-	(10,245)

Balance, December 31, 2017	-	-	747,355	75	2,167,654	(2,225,110)	(3,894)	(61,275)

See accompanying notes to the financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.
Statements of Cash Flows

	For the Year Ended December 31,
	2017	2016

Net loss	$(10,245)	$(47,694)
Adjustment to reconcile net loss to cash used in operating activities:
Imputed interest expense	1,799	-
Changes in operating assets and liabilities:
Accounts payable	(6,100)	750
Accrued compensation – related party	-	30,000
Net cash used in operating activities	(14,546)	(16,944)
Cash flows from financing activities:
Borrowing from related party	14,227	17,269
Net cash provided by financing activities	14,227	17,269

Net increase (decrease) in cash and cash equivalents	(319)	325

Cash and cash equivalents at beginning of year	540	215
Cash and cash equivalents at end of year	$221	$540

Supplemental disclosure:
Interest paid	$-	$-
Income taxes paid	$-	$-
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

Going Concern

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company incurred a loss in 2017, has no sources of revenue and expects to incur further losses in the future, thus raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to obtain the necessary financing to meet its obligations during 2017. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

AMIH evaluates the tax benefits from uncertain positions and determines if it is “more likely than not” that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of December 31, 2017, AMIH had not recorded any tax benefits from uncertain tax positions.

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

AMIH has evaluated all subsequent events from December 31, 2017 through the issuance date of the financial statements for subsequent event disclosure consideration.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Note 2 – Related Party Transactions

At December 31, 2017 and 2016, the Company owed its Chief Executive Officer $30,000 in accrued compensation.

During the year ended December 31, 2017 and 2016, the Company received $14,227 and $17,269, respectively, from American International Industries, Inc.

During the year ended December 31, 2017, the Company incurred an imputed interest expense in the amount of $1,799 on the loan to AMIN.

Note 3 – Income Taxes

The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2017	2016
Income tax benefit computed at statutory rate	$(3,483)	$(16,216)
Meals and entertainment	-	-
Change in valuation allowance	3,483	16,216
Total income tax expense	$-	$-

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax asset and liability as of December 31, 2017 and December 31, 2016 are set out below:

	December 31,
	2017	2016
Deferred Tax Assets:
Net operating loss carryforward	$926,254	$922,798
Total deferred tax assets	926,254	922,798
Valuation allowance	(926,254)	(922,798)
Net deferred tax asset	$-	$-

AMIH has loss carryforwards totaling $2,724,358 available at December 31, 2017 that may be offset against future taxable income. If not used, the carryforwards will begin expiring in 2030.

Note 4- Uncertainties

The Company is subject to claims and lawsuits that arise in the ordinary course of business.  Management is not aware of any litigation against the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation as of December 31, 2017 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in  Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the - Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2017. Such conclusion reflects the departure of our chief financial officer in 2013 and assumption of duties of the principal financial officer by our chief executive officer and the resulting lack of accounting experience of our now principal financial officer and a lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

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

The Company recognizes the following weaknesses and deficiencies of the Company as of December 31, 2017:

We recognized the following deficiencies that we believe to be material weaknesses:

-
The Company has not fully designed, implemented or assessed internal controls over financial reporting. Due to the Company being a developing company, management’s assessment and conclusion over internal controls were ineffective this year.

-	We recognized the following deficiencies that we believe to be significant deficiencies:

-	The Company has no formal control process related to the identification and approval of related party transactions.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
Daniel Dror	77	Chairman and CEO
Charles R. Zeller	76	Director and Interim CFO

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

Independent Public Accountants

Our Board of Directors approved the appointment by the Company’s Board of Directors of M & K CPAs, PLLC as independent public accountants for the fiscal years ended December 31, 2017 and 2016.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal years ended December 31, 2017 and 2016:

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Stock Award(s) (1)	Securities Underlying Options	Total Compensation
Daniel Dror, Chairman and CEO	2017	$-	-	-	-	-	$-
	2016	$30,000	-	-	-	-	$30,000

Charles R. Zeller, Director and Interim CFO (3)	2017	-	-	-	-	-	-
	2016	-	-	-	-	-	-

(1) See “Stock-Based Compensation” in Note 1 to the financial statements for valuation assumptions
(2) Appointed as Interim CFO on November 21, 2013

Grants of Plan-Based Awards

None.

Director Summary Compensation Table

The directors serve without cash compensation, but may be granted stock as bonus compensation from time to time. No non-employee directors received any form of compensation during the years ended December 31, 2017 or 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2017. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
American International Industries, Inc.	689,520	93.2
601 Cien Street, Suite 235
Kemah, TX 77565

Directors and Officers (1 person) (2)	689,960	93.3%

(1)
Applicable percentage ownership is based on shares of common stock outstanding as of December 31, 2017. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2017 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

The Registrant’s Board of Directors has appointed M & K CPAs, PLLC, which firm has issued its report on our financial statements for the years ended December 31, 2017 and 2016.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by M & K CPAs, PLLC for the audit of the Registrant’s annual financial statements for the years ended December 31, 2017 and 2016, and fees billed for other services rendered by M & K CPAs, PLLC  during those years. All of the services described below were approve5 by the Board of Directors.

	2017	2016
Audit fees (1)	$4,050	$0
Audit-related fees (2)	$-	$-
Tax fees (3)	$-	$-
All other fees	$-	$-

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

American International Holdings Corp.

By /s/ Robert Holden
Robert Holden
Chief Executive Officer, President and Director
June 28, 2018

By /s/ Everett R. Bassie
Everett R. Bassie
Chief Financial Officer and Director
June 28, 2018