Form 10-Q
period 2018-03-31
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2018-07-03
CIK 1300524

QUARTERLY REPORT

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

OR

0 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                 to

Commission file number: 0-50912

AMERICAN INTERNATIONAL HOLDINGS CORP.
(Exact Name Of Registrant As Specified In Its Charter)

Nevada	88-0225318
(State of Incorporation)	(I.R.S. Employer Identification No.)

11222 Richmond Avenue, Suite 195, Houston, Texas	77082
(Address of Principal Executive Offices)	(ZIP Code)

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

The number of shares outstanding of each of the issuer’s classes of equity as of July 3, 2018 is 10,847,355 shares of common stock.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Financial Statements

AMERICAN INTERNATIONAL HOLDINGS CORP.
Balance Sheets
As of March 31, 2018 and December 31, 2017
(Unaudited)
	March 31,	December 31,
ASSETS
Current assets:
Cash and cash equivalents	$391	$221
Total Assets	$391	$221

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$100	$-
Accrued compensation – related party	30,000	30,000
Accounts payable – related party	31,996	31,496
Total Liabilities	62,096	61,496

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 195,000,000 shares authorized; 747,355 shares issued and outstanding as of March 31, 2018 and December 31, 2017	75	75
Less treasury stock, at cost; 410 shares	(3,894)	(3,894)
Additional paid-in capital	2,168,275	2,167,654
Accumulated deficit	(2,226,161)	(2,225,110)
Total Stockholders’ equity (deficit)	(61,705)	(61,275)
Total liabilities and stockholders’ equity (deficit)	$391	$221

See accompanying notes to the unaudited financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.
Statements of Operations
 (Unaudited)
	For the Three Months Ended March 31,
	2018	2017
Revenue	$-	$-
Costs and expenses:
General and administrative	430	1,630
Interest expense	621	-
Total expenses	1,051	1,630
Operating loss	(1,051)	(1,630)
Net loss from operations	$(1,051)	$(1,630)
Net loss per common share — basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding — basic and diluted	747,355	747,355

See accompanying notes to the unaudited financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.
Statements of Cash Flows
 (Unaudited)
	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,051)	$(1,630)
Adjustments to reconcile net loss to cash used in operating activities:
Imputed interest expense	621
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	100	(100)
Net cash used in operating activities	(330)	(1,730)
Cash flows from financing activities
Borrowing from related party	500	1,500
Net cash provided by financing activities	500	1,500
Net increase (decrease) in cash and cash equivalents	170	(230)
Cash and cash equivalents at beginning of period	221	540
Cash and cash equivalents at end of period	$391	$310

See accompanying notes to the unaudited financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.
Notes to Financial Statements
March 31, 2018
Unaudited)

Note 1 - Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements of American International Holdings Corp. (“AMIH”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in AMIH’s latest Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

Organization, Ownership and Business

American International Holdings Corp. (“AMIH”) is a 93.2% owned subsidiary of American International Industries, Inc. (“American”, “AMIN”) (OTCBB: AMIN).

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents. There are no cash equivalents at March 31, 2018 and December 31, 2017.

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2018 and December 31, 2017, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Note 2 — Related Party Transactions

As of March 31, 2018 and December 31, 2017, AMIH had a payable to AMIN of $31,996 and $31,496, respectively.  The loan is from the parent company. There is no loan agreement, and interest is not being charged. At March 31, 2018 and December 31, 2017, the Company had an accrued liability in the amount $30,000 for compensation to the Company’s CEO. The Company incurred an imputed interest expense in the amount of $621 for the quarter ended March 31, 2018.

Note 3 – Capital Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $ 0.0001 par value, of which 0 shares are issued and outstanding at March 31, 2018 and December 31, 2017.

The Company is authorized to issue up to 195,000,000 shares of common stock, $0.0001 par value, of which 747,355 shares are issued and outstanding (outstanding shares includes 410 treasury shares) at March 31, 2018 and December 31, 2017.

Note 4 — Going concern

As reflected in the accompanying financial statements, the Company has no operations, a net loss of $1,051 for the three months ended March 31, 2018, an accumulated deficit of $2,226,161, and has no sources of revenue and expects to incur further losses in the future, thus raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to obtain the necessary financing to meet its obligations during 2018. As a shell corporation, the Company pursued potential business combination transactions with existing private business enterprises that might have a desire to take advantage of the Company’s status as a public corporation. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Note 5 – Subsequent Events

Effective May 31, 2018, the Company issued 10,100,000 shares of restricted common stock. As a result of the issuance of the common shares, a change in control has incurred. American International Industries, Inc. ownership decreased from 93.2% to 6.4%.

Management has evaluated all subsequent events through July 3, 2018, the date the financial statements were available to be issued.  No change to the financial statements for the quarter ended March 31, 2018 is deemed necessary as a result of this evaluation.

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

Results of Operations for AMIH

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

General and administrative expenses were $430 for the three months ended March 31, 2018, compared to $1,630 for the three months ended March 31, 2017. General and administrative expenses decreased by $1,200 and consisted primarily of reduction of executive compensation and legal and professional expenses. Imputed interest expense of $621 was incurred by the Company for the quarter ended March 31, 2018.

Liquidity and Capital Resources for AMIH

As of March 31, 2018, AMIH had total assets of $391, consisting of $391 in cash and cash equivalents.  At December31, 2017, AMIH had total assets of $221, consisting of $221 in cash and cash equivalents.

As of March 31, 2018, AMIH had total liabilities of $62,096, which consisted of accounts payable in the amount of $100, $31,996 in amount due to American International Industries, Inc., and $30,000 due to a related party for accrued compensation.

AMIH had negative working capital and total net stockholders’ deficit of $61,705 and $61,275 as of March 31, 2018 and December 31, 2017, respectively.

Net cash used in operating activities was $330 for the three months ended March 31, 2018, which was derived from a net loss of $1,051, imputed interest expense in the amount of $621 and an increase in accounts payable of $100.  Net cash used in operating activities was $1,730 for the three months ended March 31, 2017, which was derived from a net loss of $1,630 and decrease in accounts payable of $100.

Net cash provided by financing activities during the three months ended March 31, 2018 was $500, compared to $1,500 during the three months ended March 31, 2017.  Net cash provided by financing activities was for a borrowing from a related party.

We had no investing activities during the three months ended March 31, 2018 and 2017.

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, AMIH did not have any off-balance sheet arrangements as defined in Item 303(aX4Xii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2018, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Such conclusion reflects the departure of our chief financial officer and assumption of duties of the principal financial officer by our chief executive officer and the resulting lack of accounting experience of our now principal financial officer and a lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

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

ITEM 1A. RISK FACTORS

For the three months ended March 31, 2018, there were no material changes from risk factors as disclosed in Part I, Item lA of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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
July 3, 2018

By /s/ Everett R. Bassie
Everett R. Bassie
Chief Financial Officer
and Director
July 3, 2018