Form 10-Q
period 2018-06-30
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2019-06-10
CIK 1300524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 0-50912

AMERICAN INTERNATIONAL HOLDINGS CORP.

(Exact Name Of Registrant As Specified In Its Charter)

Nevada	88-0225318
(State of Incorporation)	(I.R.S. Employer Identification No.)

11222 Richmond Avenue, Suite 195, Houston, TX	77082
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: (281) 496-9971

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of each of the issuer’s classes of equity as of June 10, 2019 is 23,033,356 shares of common stock.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

AMERICAN INTERNATIONAL HOLDINGS CORP.

Balance Sheets

(Unaudited)

	June 30, 2018	December 31, 2017

ASSETS
Cash	$121,658	$221
Total assets	$121,658	$221

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,578	$-
Accrued compensation – related party	-	30,000
Accounts payable – related party	-	31,496
Accrued interest payable-related party	250	-
Short-term note payable to related party	100,000	-
Total liabilities – current	101,828	61,496

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 195,000,000 shares authorized; 10,933,355 issued and outstanding at June 30, 2018 and 747,355 shares issued and outstanding as of December 31, 2017	1,093	75
Less treasury stock, at cost; 410 shares	(3,894)	(3,894)
Additional paid-in capital	7,322,667	2,167,654
Accumulated deficit	(7,300,036)	(2,225,110)
Total stockholders’ equity (deficit)	19,830	(61,275)
Total liabilities and stockholders’ equity (deficit)	$121,658	$221

See accompanying notes to the financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$-	$-	$-	$-
Costs and expenses:
Selling and marketing cost	13,100	-	13,100	-
General and administrative	5,060,111	4,482	5,060,541	6,112
Interest expense	664	718	1,285	718
Operating loss	(5,073,875)	(5,200)	(5,074,926)	(6,830)
Net loss from operations	$(5,073,875)	$(5,200)	$(5,074,926)	$(6,830)
Net loss per common share — basic and diluted	$(1.23)	$(0.01)	$(2.08)	$(0.01)
Weighted average number of common shares outstanding — basic and diluted	4,113,422	747,355	2,439,926	747,355

See accompanying notes to the financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017

Net loss	$(5,074,926)	$(6,830)
Adjustment to reconcile net loss to cash used in operating activities:
Stock-based compensation	5,050,000	-
Imputed interest expense	1,035	718
Changes in operating assets and liabilities:
Accounts payable	1,578	(1,600)
Accrued interest payable – related party	250	-
Net cash used in operating activities	(22,063)	(7,712)
Cash flows from financing activities:
Sale of restricted common shares	43,000	-
Borrowing from related parties	100,500	7,703
Net cash provided by financing activities	143,500	7,703

Net increase (decrease) in cash	121,437	(9)

Cash at beginning of period	221	540
Cash at end of period	$121,658	$531

Supplemental disclosure:
Interest paid	$-	$-
Income taxed paid	$-	$-
Forgiveness of accounts payable to related party	$31,996	$-
Forgiveness of accrued compensation to related party	$30,000	$-

See accompanying notes to the financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Notes to Financial Statements

June 30, 2018

(Unaudited)

Note 1- Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements of American International Holdings Corp. (“AMIH” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in AMIH’s latest Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

Organization, Ownership and Business

Prior to May 31, 2018, American International Holdings Corp. (“AMIH”) was a 93.2% owned subsidiary of American International Industries, Inc. (“American”, “AMIN”) (OTCBB: AMIN). Effective May 31, 2018, the Company issued 10,100,000 shares of restricted common stock. As a result of the issuance of the common shares, a change in control occurred. American International Industries, Inc. ownership decreased from 93.2% to 6.4%. No one individual or entity owns at least 50% of the outstanding shares of the Company.

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents. There are no cash equivalents at June 30, 2018 and December 31, 2017.

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2018 and December 31, 2017, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Note 2 — Related Party Transactions

As of June 30, 2018 and December 31, 2017, AMIH had a payable to AMIN of $0 and $31,496, respectively. The loan is from the parent company. There is no loan agreement, and interest is not being charged. Effective May 31, 2018, AMIN Board forgave the $31,496 loan owed to AMIN at March 31, 2018 plus an additional $500 loaned during the second quarter of 2018, for a total of $31,996 in forgiveness. The Company incurred an imputed interest expense in the amount of $1,035 on the loans owed to AMIN for the six months ended June 30, 2018.

As of June 30, 2018, AMIH had a short-term note payable in the amount of $100,000 to Kemah Development Texas, LP, a company owned by Dror Family Trust, a related party. The note was effective May 31, 2018, bears interest at 3%, and is due on May 31, 2019. AMIH incurred interest expense of $250 for the period ended June 30, 2018.

At December 31, 2017, the Company had an accrued liability in the amount $30,000 for compensation to the Company’s CEO for the year ended December 31, 2016. Effective May 31, 2018, the Company former CEO forgave the $30,000 in accrued compensation.

The $1,035 in imputed interest expense and the $30,000 in forgiveness of accrued compensation were recoded as increases in additional paid in capital during the quarter ended June 30, 2018.

Note 3 – Capital Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $ 0.0001 par value, of which 0 shares are issued and outstanding at June 30, 2018 and December 31, 2017.

The Company is authorized to issue up to 195,000,000 shares of common stock, $0.0001 par value, of which 10,933,355 and 747,355 shares are issued and outstanding at June 30, 2018 and December 31, 2017, respectively.

During the six months ended June 30, 2018, the Company issued the following shares of restricted common stock:

The Company issued 4,300,000 shares for common stock valued $2,150,000 for organizational and acquisition consulting services.

The Company issued 3,800,000 shares of common stock valued at $1,900,000 for the positions as President, CEO and Director.

The Company issued 750,000 shares of common stock valued at $375,000 for the positions as CFO and Director.

The Company issued 500,000 shares of common stock valued at $250,000 for Director Fees.

The Company issued 750,000 shares of common stock valued at $375,000 financial and acquisition consulting services.

The Company sold an aggregate of 86,000 shares of common stock to four investors in private transactions at $.50 per share ($43,000 in the aggregate).

Note 4 — Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $5,074,926 for the six months ended June 30, 2018, and an accumulated deficit of $7,300,036, and expects to incur further losses in the future, thus raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to obtain the necessary financing to meet its obligations during 2018. As a shell corporation, the Corporation has pursued potential business combination transactions with existing private business enterprises that might have a desire to take advantage of the Company’s status as a public company. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Note 5 – Subsequent Events

Effective August 20, 2018, Mr. Robert Holden resigned as a member of the Board of Directors, President and Chief Executive Officer of American International Holdings Corp. On May 31, 2018, the Company issued 3,800,000 shares of restricted common stock to Mr. Robert Holden for his continued service as the President, Chief Executive Officer and Board member of the Company.

As a result of the resignation of Mr. Holden, the Company no longer anticipates operating under the d/b/a Digital Marketing Interactive and/or maintaining a business focus in digital marketing moving forward. The Company plans to pursue legal actions to recover the 3,800,000 shares of stock issued to Mr. Holden.

Effective April 12, 2019, the Company issued 18,000,000 shares of the Company common stock to the members (three individuals) of Novopelle Diamond, LLC (“Novopelle”), a Texas limited company, to acquire 100% of the membership interests of Novopelle. The issuance of these shares represent a change in control of the Company. Concurrent with the issuance, Jacob Cohen, Esteban Alexander and Alan Hernandez, representing the three former members of Novopelle, were elected to the board of directors and to the office of Chief Executive Officer, Chief Operating Officer and Chief Marketing officer of the Company, respectively.

Management has evaluated all subsequent events through June 7, 2019, the date the financial statements were available to be issued. No change to the financial statements for the quarter ended June 30, 2018 is deemed necessary as a result of this evaluation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Business.

●	Results of Operations.

●	Liquidity and Capital Resource.

●	Critical Accounting Estimates.

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

Business

On April 3, 2012, upon the sale of its only wholly-owned subsidiary, Delta Seaboard Well Services, Inc., AMIH ceased to be an operating company and became a non-operating “shell company”, as that term is defined in Rule 144(i) under the Securities Act of 1933, as amended. The term “ shell company” means a registrant, other than an asset-backed issuer, that has no or nominal operations, and either: (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

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

Results of Operations for AMIH

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

General and administrative expenses were $5,060,111 for the three months ended June 30, 2018, compared to $4,482 for the three months ended June 30, 2017. General and administrative expenses increased by $5,055,629 and consisted primarily of stock-based compensation expense in the amount of $5,050,000 and accounting, auditing and legal professional fees. Interest expense in the amount of $664 and $718 was incurred by the Company for the three months ended June 30, 2018 and 2017, respectively. The Company incurred selling and marketing cost in the amount of $13,100 for the three months ended June 30, 2018, as compared to $0 for the three months ended June 30, 2017.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

General and administrative expenses were $5,060,541 for the six months ended June 30, 2018, compared to $6,112 for the six months ended June 30, 2017. General and administrative expenses increased by $5,054,429, and consisted primarily stock-based compensation expense in amount of $5,050,000 and accounting, audited and legal professional fees. Interest expense in the amount of $1,285 and $718 was incurred by the Company for the six months end June 30, 2018 and 2017, respectively. The Company incurred selling and marketing cost in the amount of $13,100 for the six months ended June 30, 2018, as compared to $0 for the three months ended June 30, 2017.

Liquidity and Capital Resources for AMIH

As of June 30, 2018, AMIH had total assets of $121,658, consisting of $121,658 in cash. At December 31, 2017, AMIH had total assets of $221, consisting of $221 in cash. During the three months ended June 30, 2018, the Company raised $43,000 from investors and borrowed $100,000 from the Company’s largest shareholder.

As of June 30, 2018, AMIH had total liabilities of $101,828, which consisted of $1,578 in accounts payable, $100,000 in a short-term note payable to a Company related to the Company’s largest shareholder, and $250 in accrued interest payable.

AMIH had positive working capital of $19,830 and total stockholders’ equity of $19,830 as of June 30, 2018, and negative working capital of $61,275 and total stockholders’ deficit of $61,275 as of December 31, 2017.

Net cash used in operating activities was $22,063 for the six months ended June 30, 2018, which was derived from a net loss of $5,074,926, imputed interest expense in the amount of $1,035, stock-based compensation in the amount of 5,050,000, a net increase in accounts payable of $1,578 and an increase in accrued interest payable in amount of $250. Net cash used in operating activities was $7,712 for the six months ended June 30, 2017, which was derived from a net loss of $6,830, imputed interest expense of $718 and a decrease in accounts payable of $1,600.

Net cash provided by financing activities during the six months ended June 30, 2018 was $143,500, compared to $7,703 during the six months ended June 30, 2017. Net cash provided by financing activities was for a change in a payable to a related parties in the amount of $100,500 and the sales of common shares in the amount of $43,000 during the six months ended June 30, 2018.

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, AMIH did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2018, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, significant changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no updates to any legal proceedings previously disclosed.

ITEM 1A. RISK FACTORS

For the six months ended June 30, 2018, there were no material changes from risk factors as disclosed in Part I, Item lA of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

By	/s/ Jacob D. Cohen
Jacob D. Cohen
Chief Executive Officer, President
and Directcor
June 10, 2019

By	/s/ Everett R Bassie
Everett R. Bassie
Chief Financial Officer
June 10, 2019

