Form 10-Q
period 2018-09-30
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2019-06-12
CIK 1300524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

The number of shares outstanding of each of the issuer’s classes of equity as of June 12, 2019 is 23,033,355 shares of common stock.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

AMERICAN INTERNATIONAL HOLDINGS CORP.

Balance Sheets

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Cash	$952	$221
Prepaid expense	4,708	-
Total assets	$5,660	$221

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$2,751	$-
Accrued compensation – related party	-	30,000
Accounts payable – related party	-	31,496
Accrued interest payable-related party	742	-
Short-term note payable to related party	14,756	-
Total liabilities – current	18,249	61,496

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 195,000,000 shares authorized; 10,933,355 issued and outstanding at September 30, 2018 and 747,355 shares issued and outstanding as of December 31, 2017	1,093	75
Less treasury stock, at cost; 410 shares	(3,894)	(3,894)
Additional paid-in capital	7,323,756	2,167,654
Accumulated deficit	(7,333,544)	(2,225,110)
Total stockholders’ equity (deficit)	(12,589)	(61,275)
Total liabilities and stockholders’ equity (deficit)	$5,660	$221

See accompanying notes to the financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$-	$-	$-	$-
Costs and expenses:
Selling and marketing cost	11,292	-	24,391	-
General and administrative	20,836	2,204	5,081,177	8,316
Interest expense	1,581	594	2,866	1,312
Operating loss	(33,709)	(2,798)	(5,108,434)	(9,628)
Net loss from operations	$(33,709)	$(2,798)	$(5,108,434)	$(9,628)
Net loss per common share — basic and diluted	$(0.00)	$(0.00)	$(0.96)	$(0.01)
Weighted average number of common shares outstanding — basic and diluted	10,933,355	747,355	5,298,214	747,355

See accompanying notes to the financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Net loss	$(5,108,434)	$(9,628)
Adjustment to reconcile net loss to cash used in operating activities:
Stock-based compensation	5,050,000	-
Imputed interest expense	2,124	1,312
Changes in operating assets and liabilities:
Prepaid expenses	(4,708)	-
Accounts payable	2,751	(2,500)
Accrued interest payable – related party	742	-
Net cash used in operating activities	(57,525)	(10,816)
Cash flows from financing activities:
Sale of restricted common shares	43,000	-
Net borrowing from related parties	15,256	10,677
Net cash provided by financing activities	58,256	10,677

Net increase (decrease) in cash	731	(139)

Cash at beginning of period	221	540
Cash at end of period	$952	$401

Supplemental disclosure:
Interest paid	$-	$-
Income taxed paid	$-	$-
Forgiveness of accounts payable to related party	$31,996	$-
Forgiveness of accrued compensation to related party	$30,000	$-

See accompanying notes to the financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Notes to Financial Statements

September 30, 2018

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

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents. There are no cash equivalents at September 30, 2018 and December 31, 2017.

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2018 and December 31, 2017, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Note 2 — Related Party Transactions

As of September 30, 2018 and December 31, 2017, AMIH had a payable to AMIN of $0 and $31,496, respectively. The loan is from the former parent company. There is no loan agreement, and interest is not being charged. Effective May 31, 2018, AMIN Board forgave the $31,496 loan owed to AMIN at March 31, 2018 plus an additional $500 loaned during the second quarter of 2018, for a total of $31,996 in forgiveness. The Company incurred an imputed interest expense in the amount of $1,035 on the loans owed to AMIN for the nine months ended September 30, 2018.

As of September 30, 2018, AMIH had a short-term note payable in the amount of $14,756 to Kemah Development Texas, LP, a company owned by Dror Family Trust, a related party. The original note was for $100,000. $85,244 was repaid during the quarter ended September 30, 2018. The note was effective May 31, 2018, bears interest at 3%, and is due on May 31, 2019. AMIH incurred interest expense of $742 for the period ended September 30, 2018 and an additional $1,089 of interest expense was imputed on this note.

At December 31, 2017, the Company had an accrued liability in the amount $30,000 for compensation to the Company’s CEO for the year ended December 31, 2016. Effective May 31, 2018, the Company former CEO resigned his position as CEO and forgave the $30,000 in accrued compensation owed to the former CEO.

The $2,124 in imputed interest expense and the $30,000 in forgiveness of accrued compensation were recorded as increases in additional paid in capital during the quarter ended June 30, 2018.

Note 3 – Capital Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $ 0.0001 par value, of which 0 shares are issued and outstanding at September 30, 2018 and December 31, 2017.

The Company is authorized to issue up to 195,000,000 shares of common stock, $0.0001 par value, of which 10,933,355 and 747,355 shares are issued and outstanding at September 30, 2018 and December 31, 2017, respectively.

During the nine months ended September 30, 2018, the Company issued the following shares of restricted common stock. Stock issued for services was valued at $0.50 per share:

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

Note 4 — Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $5,108,434 for the nine months ended September 30, 2018, and an accumulated deficit of $7,333,544, and expects to incur further losses in the future, thus raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to obtain the necessary financing to meet its obligations during 2018. As a shell corporation, the Corporation has pursued potential business combination transactions with existing private business enterprises that might have a desire to take advantage of the Company’s status as a public company. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

As a result of the resignation of Mr. Holden, the Company is no longer operating under the d/b/a Digital Marketing Interactive and/or maintaining a business focus in digital marketing moving forward. The Company is pursuing legal actions to recover the 3,800,000 shares of stock issued to Mr. Holden.

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

On April 12, 2019 the Company entered into individual share exchange agreements and promissory notes with each of Daniel Dror, Winfred Fields and former Directors Everett Bassie and Charles Zeller (the “AMIH Shareholders”), whereby the AMIH Shareholders agreed to cancel and exchange a total of 5,900,000 shares of their AMIH common stock for individual promissory notes with an aggregate principal amount of $350,000 (the “Promissory Notes”). The Promissory Notes have a term of two years and accrue interest at the rate of 10% per annum until paid in full by the Company.

Management has evaluated all subsequent events through June 11, 2019, the date the financial statements were available to be issued. No change to the financial statements for the quarter ended September 30, 2018 is deemed necessary as a result of this evaluation.

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

The following discussion should be read in conjunction with the American International Holdings Corp. financial statements and accompanying notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect the plans, estimates and beliefs of American International Holdings Corp. Words such as “anticipates, “ “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” and similar expressions are intended to identify forward-looking statements. The actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report and in other reports we file with the Securities and Exchange Commission (“SEC”), specifically the most recent Annual Report on Form 10-K” The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. All references to years relate to the fiscal year ended December 31 of the particular year.

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

Results of Operations for AMIH

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

General and administrative expenses were $20,836 for the three months ended September 30, 2018, compared to $2,204 for the three months ended September 30, 2017. General and administrative expenses increased by $18,632 and consisted primarily of accounting, auditing and legal professional fees. Interest expense in the amount of $1,581 and $594 were incurred by the Company for the three months ended September 30, 2018 and 2017, respectively. The Company incurred selling and marketing cost in the amount of $11,292 for the three months ended September 30, 2018, as compared to $0 for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

General and administrative expenses were $5,081,177 for the nine months ended September 30, 2018, compared to $8,316 for the nine months ended September 30, 2017. General and administrative expenses increased by $5,072,861, and consisted primarily stock-based compensation expense in amount of $5,050,000 and accounting, audited and legal professional fees. Interest expense in the amount of $2,866 and $1,312 was incurred by the Company for the nine months end September 30, 2018 and 2017, respectively. The Company incurred selling and marketing cost in the amount of $24,391 for the nine months ended September 30, 2018, as compared to $0 for the nine months ended September 30, 2017.

Liquidity and Capital Resources for AMIH

As of September 30, 2018, AMIH had total assets of $5,660, consisting of $952 in cash. At December 31, 2017, AMIH had total assets of $221, consisting of $221 in cash. During the three months ended September 30, 2018, the Company repaid $85,244 of the $100,000 borrowed from the Company’s largest shareholder during the second quarter of 2018.

As of September 30, 2018, AMIH had total liabilities of $18,249, which consisted of $2,751 in accounts payable, $14,756 in a short-term note payable to a Company related to the Company’s largest shareholder, and $742 in accrued interest payable.

AMIH had negative working capital of $15,589 and total stockholders’ deficit of $12,589 as of September 30, 2018, and negative working capital of $61,275 and total stockholders’ deficit of $61,275 as of December 31, 2017.

Net cash used in operating activities was $57,525 for the nine months ended September 30, 2018, which was derived from a net loss of $5,108,434, imputed interest expense in the amount of $2,124, stock-based compensation in the amount of 5,050,000, a net increase in accounts payable of $2,751 and an increase in accrued interest payable in amount of $742. Net cash used in operating activities was $10,816 for the nine months ended September 30, 2017, which was derived from a net loss of $9,628, imputed interest expense of $1,312 and a decrease in accounts payable of $2,500.

Net cash provided by financing activities during the nine months ended September 30, 2018 was $58,256, compared to $10,677 during the nine months ended September 30, 2017. Net cash provided by financing activities was due to a change in a payable to a related parties in the amount of $15,256 and the sales of common shares in the amount of $43,000 during the nine months ended September 30, 2018.

Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, AMIH did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Changes in internal controls. During the quarterly period covered by this report, significant changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as of the end of the period covered by this report, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were not effective.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no updates to any legal proceedings previously disclosed.

ITEM 1A. RISK FACTORS

For the nine months ended September 30, 2018, there were no material changes from risk factors as disclosed in Part I, Item lA of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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
June 12, 2019

By	/s/ Everett R Bassie
Everett R. Bassie
Chief Financial Officer
June 12, 2019

