Form 10-K
period 2018-12-31
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2019-07-02
CIK 1300524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2019, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7,916,775 based on the closing sale price of $5.00 on such date as reported on the OTCQB.

The number of shares outstanding of each of the issuer’s classes of equity as of July 2, 2019 is 23,433,355 shares of common stock.

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

It may be expected that entering into one or more transactions in pursuit of its business objective will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our Common Stock or other capital stock that may be convertible into Common Stock:

●	May significantly reduce the equity interest of our existing stockholders; ·may cause a change in control if a substantial number of our shares of Common Stock or other capital stock are issued and may also result in the resignation or removal of our present officers and directors; and

●	May adversely affect the prevailing market price for our Common Stock.

Similarly, if we issued debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiations of such covenants;
●	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.
●	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

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

The investigation and analysis of new business opportunities has and will be undertaken by or under the supervision of our officers and directors. As of the date of this filing, we have not entered into any preliminary or definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidates regarding business combination opportunities for us. In our efforts to analyze potential acquisition targets, we may consider the following kinds of factors:

●	potential for growth, indicated by new technology, anticipated market expansion or new products;
●	competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
●	strength and diversity of management, either in place or scheduled for recruitment;
●	capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;
●	the cost of participation by us as compared to the perceived tangible and intangible values and potentials;
●	the extent to which the business opportunity can be advanced;
●	the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
●	other relevant factors.

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

We have a limited operating history, and have had no operations nor any revenues or earnings from operations since on or about April 2012. We have no significant assets or resources. We will sustain operating expenses in connection with being a public reporting company under the Securities Exchange Act of 1934 (the “Exchange Act”), without corresponding revenues, at least until the consummation of a business combination. No officer, director or shareholder has agreed to provide us funding in the future. This may result in us incurring a net operating loss which will increase continuously until we can consummate a business combination with a target company. There is no assurance that we can identify a target company that our management deems desirable or be able to consummate a business combination with a desirable target company. In the event that we are unable to raise sufficient funds, we will be required to utilize our presently available cash resources in order to continue our administrative operations and remain as a current reporting company until we can consummate a business combination.

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

RISK FACTORS RELATED TO MARKET OF OUR COMMON STOCK

The Company’s officers and directors own or control over 46% of issued shares of Common Stock, and thus may influence certain actions requiring stockholder vote.

If there is an annual meeting, as a consequence of the controlling interest of the Company’s management, it has broad discretion regarding proposals submitted to a vote by shareholders. Accordingly, the Company’s existing directors will continue to exert substantial control.

Your percentage ownership of our Common Shares will be diluted by future share issuances.

Our Articles of Incorporation authorize the issuance of 195,000,000 shares of common stock, par value $0.0001 and 5,000,000 shares of preferred stock, par value $0.0001. At December 31, 2018, we had 10,933,355 shares of common stock issued and 0 shares of preferred stock issued. We may issue additional shares of common stock in connection with any future acquisitions of operating businesses or assets or to raise additional funding for our operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

If our controlling stockholders sell substantial amounts of our Common Stock in the public market at any time in the future, the market price of our Common Stock could fall. Existing non-affiliate Shareholders beneficially hold approximately 1,583,355 shares of Common Stock of which approximately 61,314 shares are in the public float and are eligible to be sold free of any restrictions. All other shares are “restricted” as defined in Rule 144 under the Securities Act (“Rule 144”). The Company can make no prediction as to the effect, if any, that sale of shares, or the availability of shares for future sale, will have on the market price of the shares prevailing from time to time. Sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could depress prevailing market prices for the shares. Such sales may also make it more difficult for the Company to sell equity securities or equity-related securities in the future at a time and price which it deems appropriate.

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

	Fiscal 2018		Fiscal 2017
	High	Low	High	Low
First Quarter ended March 31	$1.00	$1.00	$2.50	$2.50
Second Quarter ended June 30	$5.00	$5.00	$2.50	$2.50
Third Quarter ended September 30	$5.00	$5.00	$2.50	$2.50
Fourth Quarter ended December 31	$2.40	$2.40	$2.50	$2.50

As of December 31, 2018, our shares of common stock were held by approximately 227 stockholders of record. The transfer agent for our common stock is First American Stock Transfer, Inc. in Phoenix, AZ.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There were no purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the fiscal year ended December 31, 2018.

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

Results of Operations for AMIH

The Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

General and administrative expenses were $5,085,305 and $8,446 for the years ended December 31, 2018 and 2017, respectively, and primarily of stock-based compensation in the amount of $5,050,000, and professional expenses for the year ended December 31, 2018, and executive compensation and legal and professional expenses for the year ended December 31, 2017. Imputed interest expense in the amount of $2,124 and $1,799 was incurred by the Company for the years ended December 31, 2018 and 2017, respectively. The Company incurred regular interest expenses in the amount of $852 and $0 for the years ended December 31, 2018 and 2017, respectively. The Company incurred selling and marketing cost in the amount of $24,391 for the year ended December 31, 2018, and $0 for the year ended December 31, 2017.

AMIH had a net loss of $5,112,672, or $0.76 per share, for the year ended December 31, 2018, compared to a net loss of $10,245, or $0.01 per share, for the year ended December 31, 2017.

Liquidity and Capital Resources for AMIH

As of December 31, 2018 and 2017, AMIH had total assets of $703 and $221, respectively, consisting of cash.

As of December 31, 2018, AMIH had total liabilities of $17,530, which consisted of accounts payable in the amount of $3.606 and short-term note payable to a related party note in the amount of $13,924. AMIH total stockholders’ deficit of $16,827 as of December 31, 2018.

Net cash used in operating activities was $56,090 for the year ended December 31, 2018, which was derived from a net loss of $5,112,672, stock-based compensation of $5,050,000, imputed interest expense in the amount of $2,124, an increase in accounts payable of $3,606 and in increase in accrued interest payable on a related party note in the amount of $852. Net cash used in operating activities was $14,546 for the year ended December 31, 2017, which was derived from a net loss of $10,245 and a decrease in accounts payable of $6,100 and an increase in imputed interest expense in the amount of $1,799.

Net cash provided by financing activities during the year ended December 31, 2018 was $56,572, compared to $14,227 provided by financing activities during the year ended December 31, 2017. Net cash provided by financing activities in 2018 consisted of $43,000 in the sale common stock and a net change of $13,572 ($100,500 in borrowing and $86,928 in repayment of the loan) in the amount due from related parties.

Off-Balance Sheet Arrangements

As of December 31, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of American International Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of American International Holdings Corp. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

July 2, 2019

AMERICAN INTERNATIONAL HOLDINGS CORP.

Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$703	$221
Total Assets	$703	$221

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$3,606	$-
Accrued interest payable	852	-
Short-term note due to related party	13,072	-
Accrued compensation-related party	-	30,000
Accounts payable – related party	-	31,496
Total Liabilities	17,530	61,496

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 195,000,000 shares authorized; 10,933,355 shares issued and outstanding at December 31, 2018, 747,355 shares issued and outstanding as of December 31, 2017	1,093	75
Less treasury stock, at cost; 410 shares	(3,894)	(3,894)
Additional paid-in capital	7,323,756	2,167,654
Accumulated deficit	(7,337,782)	(2,225,110)
Total Stockholders’ equity (deficit)	(16,827)	(61,275)
Total liabilities and stockholders’ equity (deficit)	$703	$221

See accompanying notes to the financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Statements of Operations

	For the Year Ended
	December 31,
	2018	2017

Revenue	$-	$-

Selling and marketing cost	24,391	-
General and administrative expenses	5,085,305	8,446
Interest expense	2,976	1,799

Net loss from operations	$(5,112,672)	$(10,245)

Net loss per common share – basic and diluted	$(0.76)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	6,718,461	747,355

See accompanying notes to the financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Statement of Changes in Stockholders’ Equity (Deficit)

For The Years Ended December 31, 2018 AND 2017

					Additional	Accumulated
	Preferred Stock		Common Stock		Paid-in	Earnings	Treasury
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Stock	Total
Balance at January 1, 2016	-	$-	747,355	$75	$2,165,855	$(2,214,865)	$(3,894)	$(52,829)
Imputed interest expense	-	-	-	-	1,799	-	-	1,799
Net loss	-	-	-	-	-	(10,245)	-	(10,245)
Balance, December 31, 2017	-	-	747,355	$75	$2,167,654	$(2,225,110)	$(3,894)	$(61,275)
Imputed interest expense	-	-	-	-	2,124	-	-	2,124
Sale of common shares	-	-	86,000	8	42,992	-	-	43,000
Issuance of shares for services	-	-	10,100,000	1,010	5,048,990	-	-	5,050,000
Forgiveness of related compensation	-	-	-	-	30,000	-	-	30,000
Forgiveness of debt to related parties	-	-	-	-	31,996	-	-	31,996
Net loss	-	-	-	-	-	(5,112,672)	-	(5,112,672)

Balance, December 31, 2018	-	-	10,933,355	1,093	7,323,756	(7,337,782)	(3,894)	(16,827)

See accompanying notes to the financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Statements of Cash Flows

	For the Year Ended December 31,
	2018	2017

Net loss	$(5,112,672)	$(10,245)
Adjustment to reconcile net loss to cash used in operating activities:
Stock-based compensation	5,050,000	-
Imputed interest expense	2,124	1,799
Changes in operating assets and liabilities:
Accounts payable	3,606	(6,100)
Accrued interest payable	852	-
Net cash used in operating activities	(56,090)	(14,546)
Cash flows from financing activities:
Proceeds for the sale of common shares	43,000	-
Borrowing from related party	100,500	14,227
Repayment of borrowing from related party	(86,928)	-
Net cash provided by financing activities	56,572	14,227

Net increase (decrease) in cash and cash equivalents	482	(319)

Cash and cash equivalents at beginning of year	221	540
Cash and cash equivalents at end of year	$703	$221

Supplemental disclosure:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash investing and financing transactions:
Forgiveness of accounts payable to related party	$31,996	$-
Forgiveness of accrued compensation to related party	$30,000	$-

See accompanying notes to the financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Notes to Financial Statements

Note 1 – Summary of Significant Accounting Policies

Organization, Ownership and Business

Prior to May 31, 2018, American International Holdings Corp. (“AMIH”) was a 93.2% owned subsidiary of American International Industries, Inc. (“American”, “AMIN”) (OTCBB: AMIN). Effective May 31, 2018, the Company issued 10,100,000 shares of restricted common stock. As a result of the issuance of the common shares, a change in control occurred. American International Industries, Inc. ownership decreased from 93.2% to 6.4%. No one individual or entity owns at least 50% of the outstanding shares of the Company. Effective May 31, 2018, the Company engaged in a new business venture of earning revenue by driving advertising traffic. In late August 2018, the Company abundant that new business focus. Subsequent to year-end, the Company changed in business focus to the services of medical spas.

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

Going Concern

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company incurred a loss in 2018, has no sources of revenue and expects to incur further losses in the future, thus raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to obtain the necessary financing to meet its obligations during 2018. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

AMIH evaluates the tax benefits from uncertain positions and determines if it is “more likely than not” that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of December 31, 2018, AMIH had not recorded any tax benefits from uncertain tax positions.

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

Note 2 – Related Party Transactions

As of December 31, 2018 and December 31, 2017, AMIH had a payable to AMIN of $0 and $31,496, respectively. The loan is from the former parent company. There is no loan agreement, and interest is not being charged. Effective May 31, 2018, AMIN Board forgave the $31,496 loan owed to AMIN at March 31, 2018 plus an additional $500 loaned during the second quarter of 2018, for a total of $31,996 in forgiveness, which was recorded as an increase in additional paid in capital. The Company incurred an imputed interest expense in the amount of $1,035 on the loans owed to AMIN for the year ended December 31, 2018.

As of December 31, 2018, AMIH had a short-term note payable in the amount of $13,072 to Kemah Development Texas, LP, a company owned by Dror Family Trust, a related party. The original note was for $100,000. $86,928 was repaid during the year ended December 31, 2018. The note was effective May 31, 2018, bears interest at 3%, and is due on May 31, 2019. AMIH incurred interest expense of $852 for the period ended September 30, 2018 and an additional $1,089 of interest expense was imputed on this note.

At December 31, 2017, the Company had an accrued liability in the amount $30,000 for compensation to the Company’s CEO for the year ended December 31, 2016. Effective May 31, 2018, the Company former CEO resigned his position as CEO and forgave the $30,000 in accrued compensation owed to the former CEO.

The $2,124 in imputed interest expense and the $30,000 in forgiveness of accrued compensation were recorded as increases in additional paid in capital during the year ended December 31, 2018.

During the year ended year 31, 2018, the Company issued the following shares of restricted common stock to related parties. Stock issued for services to related parties was valued at $0.50 per share:

The Company issued 4,300,000 shares for common stock valued $2,150,000 for organizational and acquisition consulting services to Daniel Dror, Chairman and CEO of American International Industries, Inc. (“AMIN”). Daniel Dror is the former Chairman and CEO of the Company.

The Company issued 3,800,000 shares of common stock valued at $1,900,000 to Robert Holden, for the positions as President, CEO and Director.

The Company issued 750,000 shares of common stock valued at $375,000 to Everett Bassie, for the positions as CFO and Director.

The Company issued 500,000 shares of common stock valued at $250,000 for Director Fees to Charles Zeller.

Note 3 – Income Taxes

The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Income tax benefit computed at statutory rate	$(1,073,661)	$(3,483)
Meals and entertainment	-	-
Change in valuation allowance	(1,073,661	3,483
Total income tax expense	$-	$-

The Tax Cuts and Jobs Act of 2017 changed the top corporate tax rate from 35% to one flat rate of 21%. The 21% tax rate was effective January 1, 2018.

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax asset and liability as of December 31, 2018 and December 31, 2017 are set out below:

	December 31,
	2018	2017
Deferred Tax Assets:
Net operating loss carryforward	$1,999,915	$926,254
Total deferred tax assets	1,999,915	926,254
Valuation allowance	(1,999,915)	(926,254)
Net deferred tax asset	$-	$-

AMIH has a loss carryforwards incurring in 2018 that will be available to offset against future taxable income. The 2018 loss may be carry forward indefinitely after 2018.

AMIH had loss carryforwards totaling $7,835,231 available at December 31, 2017 that may be offset against future taxable income. If not used, the carryforwards will begin expiring in 2030.

Note 4 – Capital Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $ 0.0001 par value, of which 0 shares are issued and outstanding at December 31, 2018 and December 31, 2017.

The Company is authorized to issue up to 195,000,000 shares of common stock, $0.0001 par value, of which 10,933,355 and 747,355 shares are issued and outstanding at December 31, 2018 and 2017.

During the year ended year 31, 2018, the Company issued the following shares of restricted common stock. Stock issued for services was valued at $0.50 per share:

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

Note 5- Uncertainties

The Company is subject to claims and lawsuits that arise in the ordinary course of business. Management is not aware of any litigation against the Company.

Note 6 - Subsequent Events

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

On May 3rd, 2019, the Company issued 100,000 shares of the Company’s common stock to a non-related third-party investor in exchange for $10,000 in cash.

On May 17h, 2019, the Company issued a promissory note with a principal amount of $30,000 to a non-related third party in exchange for $30,000 in cash. The promissory note is unsecured, has a maturity date of April 30, 2020 and accrues interest at the rate of 5% per annum until paid in full by the Company.

On June 21st, 2019, the Company issued a promissory note with a principal amount of $40,000 to a related party in exchange for $40,000 in cash. The promissory note is unsecured, has a maturity date of June 21, 2020 and accrues interest at the rate of 8% per annum until paid in full by the Company. Furthermore, the Company issued 50,000 shares of the Company’s common stock to the related party investor as further consideration to enter into the loan with the Company.

On June 24th, 2019, the Company executed an exclusive license agreement with Novo MedSpa Addison Corp (“Novo Medspa”) providing the Company with the exclusive rights to the Novopelle brand and to establish new Novopelle branded MedSpa locations on a worldwide basis (the “Exclusive License”). In consideration for the Exclusive License, the Company paid Novo MedSpa a one-time cash payment of $40,000 and issued to Novo MedSpa 250,000 shares of the Company’s common stock.

AMIH has evaluated all subsequent events from December 31, 2018 through the issuance date of the financial statements for subsequent event disclosure consideration.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation as of December 31, 2018 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the - Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2018.

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

The Company recognizes the following weaknesses and deficiencies of the Company as of December 31, 2018:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
Everett R. Bassie	66	Director and CEO
Charles R. Zeller	77	Director

Everett R. Bassie as appointed to the Board of Directors of the Company in 2018. He has served as Director of the Company since May 2018. Mr. Bassie founded Bassie & Co., a certified public accounting firm located in Houston, Texas; involved in all aspects of the accounting. Prior to Bassie & Co., Mr. Bassie was a senior audit manager in the Houston office of KPMG Peat Marwick. Mr. Bassie worked for KPMG Peat Marwick from June 1981 to October 1991. Mr. Bassie closed his accounting firm during the second quarter of 2010. Since the closing of his accounting firm, Mr. Bassie established a consulting firm performing tax, accounting and pubic company accounting advisory services.

Mr. Bassie holds a Masters in Business Administration from the University of Houston Clear Lake City and a Bachelors of Science in accounting from Florida A& M University.

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

Independent Public Accountants

Our Board of Directors approved the appointment by the Company’s Board of Directors of M & K CPAs, PLLC as independent public accountants for the fiscal years ended December 31, 2018 and 2017.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal years ended December 31, 2018 and 2017:

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Stock Award(s) (1)	Securities Underlying Options	Total Compensation
Everett Bassie, CFO (a)	2018	$8,000	-	-	375,000	-	$383,000
	2017	$-	-	-	-	-	$-

Robert Holdings, CEO (a)	2018	$15,000	-	-	1,900,000	-	$1,915,000
	2018	$-	-	-	-	-	$-

Daniel Dror, Chairman	2018	$-	-	-	-	-	$-
	2017	$-	-	-	-	-	$-

Charles R. Zeller, Director	2018	-	-	-	-	-	-
	2017	-	-	-	-	-	-

(a) Director

Grants of Plan-Based Awards

None.

Director Summary Compensation Table

The directors serve without cash compensation, but may be granted stock as bonus compensation from time to time. No non-employee directors received any form of compensation during the years ended December 31, 2018 or 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2018. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Daniel Dror	4,300,000	39.3
Robert Holden	3,800,000	34.8
Everett Bassie	750,000	6.9
Winfred Fields	750,000	6.9
American International Industries, Inc.	689,520	6.3
Directors and Officers (2 person) (1)	1,250,000	11.4%

(1)	Applicable percentage ownership is based on shares of common stock outstanding as of December 31, 2018. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2018 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Includes shares owned by American International Industries, Inc.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

The Registrant’s Board of Directors has appointed M & K CPAs, PLLC, which firm has issued its report on our financial statements for the years ended December 31, 2018 and 2017.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by M & K CPAs, PLLC for the audit of the Registrant’s annual financial statements for the years ended December 31, 2018 and 2017, and fees billed for other services rendered by M & K CPAs, PLLC during those years. All of the services described below were approve5 by the Board of Directors.

	2018	2017
Audit fees (1)	$7,250	$4,050
Audit-related fees (2)	$-	$-
Tax fees (3)	$-	$-
All other fees	$-	$-

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

American International Holdings Corp.

By	/s/ Jacob D. Cohen
Jacob D. Cohen
Chief Executive Officer, President and Director
July 2, 2019

By	/s/ Everett R. Bassie
Everett R. Bassie
Chief Financial Officer
July 2, 2019

