Form 10-Q
period 2019-03-31
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2019-07-10
CIK 1300524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

The number of shares outstanding of each of the issuer’s classes of equity as of July 10, 2019 is 23,433,355 shares of common stock.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

AMERICAN INTERNATIONAL HOLDINGS CORP.

Balance Sheets

As of March 31, 2019 and December 31, 2018

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$-	$703
Total Assets	$-	$703

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$4,020	$3,606
Accrued interest payable – related party	948	852
Short-term note due to related party	13,473	13,072
Total Liabilities	18,441	17,530

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 195,000,000 shares authorized; 10,933,355 shares issued and outstanding as of March 31, 2019 and December 31, 2018	1,093	1,093
Less treasury stock, at cost; 410 shares	(3,894)	(3,894)
Additional paid-in capital	7,323,756	7,323,756
Accumulated deficit	(7,339,396)	(7,337,782)
Total Stockholders’ equity (deficit)	(18,441)	(16,827)
Total liabilities and stockholders’ equity (deficit)	$-	$703

See accompanying notes to the unaudited financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenue	$-	$-

Costs and expenses:
General and administrative	1,518	430
Interest expense	96	621
Total expenses	1,614	1,051

Operating loss	(1,614)	(1,051)

Net loss from operations	$(1,614)	$(1,051)

Net loss per common share — basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding — basic and diluted	10,933,355	747,355

See accompanying notes to the unaudited financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Statements of Stockholders’ Equity (Deficit)

(Unaudited)

					Additional	Accumulated
	Preferred Stock		Common Stock		Paid-in	Earnings	Treasury
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Stock	Total
Balance at January 1, 2018	-	$-	747,355	$75	$2,167,654	$(2,225,110)	$(3,894)	$(61,275)
Imputed interest expense	-	-	-	-	621	-	-	621
Net loss	-	-	-	-	-	(1,051)	-	(1,051)
Balance, March 31, 2018	-	$-	747,355	$75	$2,168,275	$(2,226,161)	$(3,894)	$(61,705)

Balance at January 1, 2019	-	$-	10,933,355	$1,093	$7,323,756	$(7,337,782)	$(3,894)	$(16,827)
Net loss	-	-	-	-	-	(1,614)	-	(1,614)

Balance, March 31, 2019	-	$-	10,933,355	$1,093	$7,323,756	$(7,339,396)	$(3,894)	$(18,441)

See accompanying notes to the unaudited financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,614)	$(1,051)
Adjustments to reconcile net loss to cash used in operating activities:
Imputed interest	-	621
—Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	414	100
Accrued interest payable	96	-
Net cash used in operating activities	(1,104)	(330)

Cash flows from financing activities
Borrowing from related party	401	500
Net cash provided by financing activities	401	500

Net decrease in cash and cash equivalents	(703)	170
Cash and cash equivalents at beginning of period	703	221
Cash and cash equivalents at end of period	$-	$391

See accompanying notes to the unaudited financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Notes to Financial Statements

March 31, 2019

Unaudited)

Note 1 - Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements of American International Holdings Corp. (“AMIH”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in AMIH’s latest Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

Organization, Ownership and Business

Prior to May 31, 2018, American International Holdings Corp. (“AMIH”) was a 93.2% owned subsidiary of American International Industries, Inc. (“American”, “AMIN”) (OTCBB: AMIN). Effective May 31, 2018, the Company issued 10,100,000 shares of restricted common stock. As a result of the issuance of the common shares, a change in control occurred. American International Industries, Inc. ownership decreased from 93.2% to 6.4%. No one individual or entity owns at least 50% of the outstanding shares of the Company. Effective April 12, 2019, the Company changed its business focus to the services of medical spas.

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents. There are no cash equivalents at March 31, 2019 and December 31, 2018.

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2019 and December 31, 2018, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Note 2 — Related Party Transactions

As of March 31, 2019 and December 31, 2018, AMIH had a short-term note payable in the amount of $13,473 and $13,072, respectively, to Kemah Development Texas, LP, a company owned by Dror Family Trust, a related party. As of March 31, 2019 and December 31, 2018, accrued interest in the amount of $948 and 852, respectively, was recorded on the note. The original note was for $100,000. $86,928 was repaid during the year ended December 31, 2018. An additional $401 was added to the note during the three month period ended March 31, 2019. The note was effective May 31, 2018, bears interest at 3%, and is due on May 31, 2019. AMIH incurred interest expense of $96 for the period ended March 31, 2019.

Note 3 – Capital Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $ 0.0001 par value, of which 0 shares are issued and outstanding at March 31, 2019 and December 31, 2018.

The Company is authorized to issue up to 195,000,000 shares of common stock, $0.0001 par value, of which 10,933,355 shares are issued and outstanding (outstanding shares includes 410 treasury shares) at March 31, 2019 and December 31, 2018.

On May 31, 2018, the Company issued 3,800,000 shares of common stock to Robert Holden for future services as the Company CEO and Director to pursue a digital marketing business under the name of Digital Marketing Interactive. As a result of the resignation of Mr. Holden on August 19, 2018, the Company no longer anticipates operating under the d/b/a Digital Marketing Interactive and/or maintaining a business focus in digital marketing moving forward. The Company plans to pursue legal actions to recover the 3,800,000 shares of stock issued to Mr. Holden.

Note 4 — Going Concern

As reflected in the accompanying financial statements, the Company has no operations, a net loss of $1,614 for the three months ended March 31, 2019, an accumulated deficit of $7,339,396, and has no sources of revenue and expects to incur further losses in the future, thus raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to obtain the necessary financing to meet its obligations during 2019. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

On May 17th, 2019, the Company issued a promissory note with a principal amount of $30,000 to a non-related third party in exchange for $30,000 in cash. The promissory note is unsecured, has a maturity date of April 30, 2020 and accrues interest at the rate of 5% per annum until paid in full by the Company.

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

On June 27th, 2019, the Company executed an exclusive license agreement with Novo MedSpa Addison Corp (“Novo Medspa”) providing the Company with the exclusive rights to the Novopelle brand and to establish new Novopelle branded MedSpa locations on a worldwide basis (the “Exclusive License”). In consideration for the Exclusive License, the Company paid Novo MedSpa a one-time cash payment of $40,000 and issued to Novo MedSpa 250,000 shares of the Company’s common stock.

Management has evaluated all subsequent events through July 10, 2019, the date the financial statements were available to be issued. No change to the financial statements for the quarter ended March 31, 2019 is deemed necessary as a result of this evaluation.

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

Results of Operations for AMIH

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

General and administrative expenses were $1,518 for the three months ended March 31, 2019, compared to $430 for the three months ended March 31, 2018. General and administrative expenses increased by $1,088 and consisted primarily of increases legal and insurance expenses. Imputed interest expense of $621 was incurred by the Company for the quarter ended March 31, 2018. AMIH incurred interest expense of $96 for the period ended March 31, 2019.

Liquidity and Capital Resources for AMIH

As of March 31, 2019, AMIH had total assets of $0. At December31, 2018, AMIH had total assets of $703, consisting of $703 in cash and cash equivalents.

As of March 31, 2019, AMIH had total liabilities of $18,441, which consisted of a note payable in the amount of $13,473 due to Kemah Development Texas, LP, a related party, accrued interest on the note in the amount of $948 and accounts payable of $4,020.

AMIH had negative working capital and total net stockholders’ deficit of $18,441 and $16,827 as of March 31, 2019 and December 31, 2018, respectively.

Net cash used in operating activities was $1,104 for the three months ended March 31, 2019, which was derived from a net loss of $1,614, an increase in accounts payable of $414, and an increase in accrued interest payable of $96. Net cash used in operating activities was $330 for the three months ended March 31, 2018, which was derived from a net loss of $1,051. Imputed interest expense in the amount of $621 and an increase in accounts payable of $100.

Net cash provided by financing activities during the three months ended March 31, 2019 was $401, compared to $500 during the three months ended March 31, 2018. Net cash provided by financing activities was for a borrowing from a related party.

We had no investing activities during the three months ended March 31, 2019 and 2018.

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, AMIH did not have any off-balance sheet arrangements as defined in Item 303(aX4Xii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2019, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Such conclusion reflects the departure of our chief financial officer and assumption of duties of the principal financial officer by our chief executive officer and the resulting lack of accounting experience of our now principal financial officer and a lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

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

ITEM 1A. RISK FACTORS

For the three months ended March 31, 2019, there were no material changes from risk factors as disclosed in Part I, Item lA of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Exhibit No.	Description

31.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101_CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

By	/s/ Jacob D. Cohen
Chief Executive Officer, President and Director
July 10, 2019

By	/s/ Everett R Bassie
Everett R. Bassie
Chief Financial Officer
July 10, 2019

