Form 10-Q
period 2019-06-30
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2019-08-21
CIK 1300524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares outstanding of each of the issuer’s classes of equity as of August 21, 2019 is 24,468,355 shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

Financial Statements
Consolidated Balance Sheets — June 30, 2019 and December 31, 2018 (unaudited)	4
Consolidated Statements of Operations — Three and Six Months Ended June 30, 2019 and Three Months Ended June 30, 2018, and From January 31, 2018 (inception) to June 30, 2018 (unaudited)	5
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)–Three and Six Months Ended June 30, 2019 and Three Months Ended June 30, 2018 and From January 31, 2018 (inception) to June 30, 2018 (unaudited)	6
Consolidated Statements of Cash Flows — Six Months Ended June 30, 2019 and From January 31, 2018 (inception) to June 30, 2018 (unaudited)	7
Notes to Consolidated Financial Statements	8

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Balance Sheets

June 30, 2019 and December 31, 2018

(Unaudited)

	(Unaudited)
	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash	11,510	18,796
Prepaid expenses	-	8,866
Total current assets	$11,510	$27,662

Operating lease right-of-use asset, net	260,431	-
Property and equipment net	130,253	86,478
Licensing agreement, net	65,000	-
Other asset - deposit	4,777	9,210
Total assets	$471,971	$123,350

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,164	$-
Accrued interest payable	8,523	-
Accrued compensation, related parties	58,500	-
Deferred lease liability	-	7,650
Short-term note payable	20,000	-
Loans payable to related parties, net of discount	162,391	121,084
Operating lease liability, current	49,362	-
Current installments of long-term debt	12,922	-
Total current liabilities	314,862	128,734

Operating lease liability, non-current	219,417	-
Long-term debt to related parties	350,000	-
Long-term debt, less current installments	20,163	-
Total liabilities	904,442	128,734

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized: 0 shares issued	-	-
Common stock, $0.0001 par value, 195,000,000 authorized: 23,433,355 shares issued and outstanding at June 30, 2019, 10,933,335 issued and outstanding at December 31, 2018	2,343	1,093
Treasury stock, at cost;	(353,894)	-
Additional paid-in capital	27,027	1,043
Retained earnings (deficit)	(107,947)	(7,520)
Total stockholders’ equity (deficit)	(432,471)	(5,384)

Total liabilities and stockholders’ equity (deficit)	$471,971	$123,350

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,	The Period from January 31, 2018 (inception) to June 30,
	2019	2018	2019	2018

Revenues	$75,706	$6,299	$90,947	$6,299
Cost of sales	23,059	-	35,715	-
Gross margin	52,647	6,299	55,232	6,299

Operating expenses:
Sales and marketing expenses	6,021	-	6,627	-
General and administrative expenses	113,170	429	133,765	429
Total operating expenses	119,191	429	140,392	429

Operating income (loss)	(66,544)	5,870	(85,160)	5,870

Other expenses - interest expense	(10,073)	-	(15,267)	-

Net income (loss)	$(76,617)	$5,870	$(100,427)	$5,870

Net loss per common shares	$(0.00)	$0.00	$(0.01)	$0.00

Weighted average number of common shares outstanding - basic and diluted	21,514,674	10,933,355	16,253,245	10,933,355

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Three Months Ended June 30, 2019								Three Months Ended June 30, 2018
					Additional								Additional
	Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated		Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at beginning of period	-	$-	10,933,355	$1,093	$3,069	$-	$(31,330)	$(27,168)	-	$-	10,933,335	$1,093	$(1,093)	$-	$-	$-

Issuance of common shares for reverse acquisition	-	-	18,000,000	1,800	(16,592)	(3,894)	-	(18,686)	-	-	-	-	-	-	-	-

Issuance of common shares under private placement	-	-	100,000	10	9,990	-	-	10,000	-	-	-	-	-	-	-	-

Cancellation of common shares for long-term debt	-	-	(5,900,000)	(590)	590	(350,000)	-	(350,000)	-	-	-	-	-	-	-	-

Issuance of common shares for licensing agreement	-	-	250,000	25	24,975	-	-	25,000	-	-	-	-	-	-	-	-

Issuance of common shares for discount on loan	-	-	50,000	5	4,995	-	-	5,000	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	(76,617)	(76,617)	-	-	-	-	-	-	5,870	5,870

Balance at end of period	-	$-	23,433,355	$2,343	$27,027	$(353,894)	$(107,947)	$(432,471)	-	$-	10,933,335	$1,093	$(1,093)	$-	$5,870	$5,870

	Six Months Ended June 30, 2019								From January 31, 2018 (inception) to June 30, 2018
					Additional								Additional
	Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated		Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at beginning of period	-	$-	10,933,355	$1,093	$1,043	$-	$(7,520)	$(5,384)	-	$-	10,933,355	$1,093	$(1,093)	$-	$-	$-

Imputed interest	-	-	-	-	2,026	-	-	2,026	-	-	-	-	-	-	-	-

Issuance of common shares for reverse acquisition	-	-	18,000,000	1,800	(16,592)	(3,894)	-	(18,686)	-	-	-	-	-	-	-	-

Issuance of common shares under private placement	-	-	100,000	10	9,990	-	-	10,000	-	-	-	-	-	-	-	-

Cancellation of common shares for long-term debt	-	-	(5,900,000)	(590)	590	(350,000)	-	(350,000)	-	-	-	-	-	-	-	-

Issuance of common shares for licensing agreement	-	-	250,000	25	24,975	-	-	25,000	-	-	-	-	-	-	-	-

Issuance of common shares for discount on loan	-	-	50,000	5	4,995	-	-	5,000	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	(100,427)	(100,427)	-	-	-	-	-	-	5,870	5,870

Balance at end of period	-	$-	23,433,355	$2,343	$27,027	$(353,894)	$(107,947)	$(432,471)	-	$-	10,933,355	$1,093	$(1,093)	$-	$5,870	$5,870

See accompanying notes to unaudited consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,	The Period From January 31, 2018 (inception) to June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(100,427)	$5,870
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,286	-
Imputed interest expense	2,026	-
(Increase) decrease in operating assets:
Prepaid expenses	8,866	-
Operating lease right-of-use asset, net	(260,431)	-
Licensing agreement	(40,000)	-
Other asset - deposit	4,433	(9,210)
(Decrease) increase in operating liabilities:
Accounts payable	4,559	-
Accrued interest payable	7,574	-
Deferred lease liability	(7,650)	-
Accrued compensation	58,500	-
Operating lease right-of-use liability, net	268,779	-
Net cash used in operating activities	(46,485)	(3,340)

Cash flows from investing activities:
Capital expenditures for property and equipment	(17,034)	-
Net cash used in investing activities	(17,034)	-

Cash flows from financing activities:
Proceeds of the sale of common shares	10,000	-
Proceed of short-term borrowings	60,000	-
Proceeds from short-term borrowings from related parties	18,808	46,500
Repayment of short-term borrowings from related parties	(31,633)	(1,500)
Principal payments on long-term debt	(942)	-
Net cash provided by financing activities	56,233	45,000

Net increase (decrease) in cash	(7,286)	41,660

Cash at beginning of year	18,796	-
Cash at end of period	$11,510	$41,660

Supplemental schedule of cash flow information:
Interest paid	$10,073	$10,591

Non-cash investing and financing transactions:
Equipment purchases financed with long-term debt	$34,027	$-

Common shares issued for notes payable	$350,000	$-

Common shares issued for licensing agreement	$25,000	$-

Common shares issued for debt inducement	$5,000	$-

Common shares issued for reverse acquisition	$1,800	$-

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Notes to Consolidated Financial Statements

June 30, 2019

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

On April 12, 2019, The Company entered into a Share Exchange Agreement (the “Agreement”) with Novopelle Diamond, LLC (“Novopelle”) and all three members of Novopelle. See Note 2 for the detail of the transaction. The acquisition was treated as a reverse acquisition for accounting purposes, with the Company remaining the parent company and Novopelle becoming a wholly-owned subsidiary of the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of AMIH and its wholly-owned subsidiary: Novopelle Diamond, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented.

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents. There are no cash equivalents at June 30, 2019 and December 31, 2018.

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2019 and December 31, 2018, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Property, Plant, Equipment, Depreciation, Amortization and Long-Lived Assets

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

If the carrying amount of a reporting unit exceeds its fair value, we measure the possible goodwill impairment based upon an allocation of the estimate of fair value of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets (Step Two Analysis). The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities (“carrying amount”) is the implied fair value of goodwill.

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

Revenue Recognition

The Company recognizes revenue in according with Accounting Standards Codification (ASC) Topic 606. The underlying principle is that the Company recognize revenue to depict the transfer of promised goods and services to customers in an amount that they expect to be entitled to in the exchange for goods and services provided. A five-step process has been designed for the individual or pools of contracts to keep financial statements focused on this principle.

Note 2 - Acquisition

Effective April 12, 2019, American International Holdings Corp. (“AMIH”) issued 18,000,000 shares of the Company common stock to the members (three individuals) of Novopelle Diamond, LLC (“Novopelle”), a Texas limited company, to acquire 100% of the membership interests of Novopelle. The issuance of these shares represent a change in control of AMIH. Concurrent with the issuance, Jacob Cohen, Esteban Alexander and Alan Hernandez, representing the three former members of Novopelle, were elected to the board of directors and to the office of Chief Executive Officer, Chief Operating Officer and Chief Marketing officer of the AMIH, respectively. Everett Bassie and Charles Zeller resigned as board members of AMIH. This transaction was accounted for as a reverse acquisition. At closing, in accordance with the share exchange agreement, AMIH will remain as the parent company with Novopelle being a wholly owned subsidiary of AMIH.

Note 3 – Property and Equipment

Property and equipment is as follows at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Leasehold improvements	$92,516	$85,016
Furniture & fixtures	5,843	1,462
Equipment	39,180	-
	137,539	86,478
Less accumulated depreciation and amortization	7,286	-
Net property and equipment	$130,253	$86,478

Depreciation and amortization expense for the six months ended June 30, 2019 was $7,286.

The Company incurred long-debt in the amount of $34,027 during the six months ended June 30, 2019 to purchase equipment used in its operations. The total purchase price was $37,027, with the Company making a down payment in the amount of $3,000.

Note 4 – Licensing Agreement

On June 27th, 2019, the Company executed an exclusive license agreement with Novo MedSpa Addison Corp (“Novo Medspa”) providing the Company with the exclusive rights to the Novopelle brand and to establish new Novopelle branded MedSpa locations on a worldwide basis (the “Exclusive License”). In consideration for the Exclusive License, the Company paid Novo MedSpa a one-time cash payment of $40,000 and issued to Novo MedSpa 250,000 shares of the Company’s common stock. The 250,000 shares of the Company’s common stock was valued at $0.10 per share or $25,000.

Note 5 – Operating Right-of-Use Lease Liability

On January 1, 2019, the Company adopted Accounting Standards Update No. 2016-2, Leases (Topic 842), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and to provide enhanced disclosure surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements.

On January 1, 2019, the Company recognized an operating right-of-use asset in the amount $287,206 and an operating lease liability in the amount of $294,774. The lease term is eighty-four (84) months and expires in November 2025.

The following is a schedule, by year, of maturities of lease liabilities as of June 30, 2019:

2019	$26,599
2020	54,066
2021	54,951
2022	55,854
2023	56,776
2024	57,715
2025	53,828
Total undiscounted cash flows	359,789
Less imputed interest (8%)	(91,010)
Present value of lease liability	$268,779

Total rental expense for the six months ended June 30, 2019 was $27,740.

The operating lease right-of-use asset net balance at June 30, 2019 was $260,431.

Note 6 – Accrued Compensation for Related Parties

At June 30, 2019, accrued compensation represent compensation for the Company’s executive officers from April 12, 2019 to June 30, 2019.

Note 7 – Short-Term Note Payable

On May 17th, 2019, the Company issued a promissory note with a principal amount of $30,000 to a non-related third party in exchange for three tranches of $10,000 in cash. The promissory note is unsecured, has a maturity date of April 30, 2020 and accrues interest at the rate of 5% per annum until paid in full by the Company. The Company has only received two of the tranches for a total of $20,000 as of June 30, 2019.

Note 8 – Loans to Related Parties

During the six month period ended June 30, 2019, two of the Company officers and board members, loaned the Company $18,808, including $3,170 of accrued interest on the loan. During the six months ended June 30, 2019, the Company repaid $31,633 of loans to the two officers/board members. The Company incurred $2,026 on imputed interest expense on related party borrowing during the three months ended June 30, 2019. Outstanding loan balances to these related parties was $113,918 at June 30, 2019.

On June 21st, 2019, the Company issued a promissory note with a principal amount of $40,000 to a related party in exchange for $40,000 in cash. The promissory note is unsecured, has a maturity date of June 21, 2020 and accrues interest at the rate of 8% per annum until paid in full by the Company. Furthermore, the Company issued 50,000 shares of the Company’s common stock to the related party investor as further consideration to enter into the loan with the Company. The Company issued 50,000 shares of common stock valued at $.10 per share or $5,000, which was accounted for a discount on the note.

As of June 30, 2019, AMIH had a short-term note payable in the amount of $13,473 to Kemah Development Texas, LP, a company owned by Dror Family Trust, a related party.

Note 9 – Long-Term Debt to Related Parties

On April 12, 2019 the Company entered into individual share exchange agreements and promissory notes with each of Daniel Dror, Winfred Fields and former Directors Everett Bassie and Charles Zeller (the “AMIH Shareholders”), whereby the AMIH Shareholders agreed to cancel and exchange a total of 5,900,000 shares of their AMIH common stock. The Company issued individual promissory notes with an aggregate principal amount of $350,000 (the “Promissory Notes”) for cancellation of the 5,900,000 shares of common stock. The Promissory Notes have a term of two years and accrue interest at the rate of 10% per annum until paid in full by the Company. The Company accrued $7,575 of interest on these notes during the six months ended June 30, 2019.

Note 10 – Long-Term Debt

The Company incurred long-debt in the amount of $34,027 during the six months ended June 30, 2019 to purchase equipment used in its operations. The total purchase price was $37,027, with the Company making a down payment in the amount of $3,000. The note is due in monthly payments of $1,258.50, including interest at 8%, due in September 2021.

The maturities of long-term debt is as follows:

Year	Amounts
2019	$8,499
2020	13,628
2021	10,958
Total	33,085
Less current installments	(12,922)
Long-term debt, less current installments	$20,163

Note 11 – Capital Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $ 0.0001 par value, of which 0 shares are issued and outstanding at June 30, 2019 and December 31, 2018.

The Company is authorized to issue up to 195,000,000 shares of common stock, $0.0001 par value, of which 23,433,355 shares are issued and outstanding (outstanding shares includes 410 treasury shares) at June 30, 2019 and 10,933,355 at December 31, 2018.

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

On April 12, 2019, the Company issued 18,000,000 shares of common stock for the acquisition Novopelle.

On April 12, 2019, the Company entered into four exchange agreements with current shareholders to cancel 5,900,000 shares of common stock in exchange for four long-term notes totaling $350,000.

On May 3rd, 2019, the Company issued 100,000 shares of the Company’s common stock to a non-related third-party investor in exchange for $10,000 in cash.

On June 21, 2019, the Company issued 50,000 shares of common stock as part consideration of a loan agreement. The shares were valued at $0.10 per share or $5,000.

On June 24th, 2019, the issued 250,000 shares of the Company’s common stock as part consideration of an exclusive licensing agreement. The shares were valued at $0.10 per share or $25,000.

Note 12 — Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $100,427 for the six months ended June 30, 2019, an accumulated deficit of $107,947. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Note 13 – Subsequent Events

On July 5, 2019, our Board of Directors adopted and approved our 2019 Stock Option and Incentive Plan (the “Plan”). The Plan is intended to promote the interests of our Company by providing eligible person with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company as an incentive for them to remain in the service of the Company. The maximum number of shares available to be issued under the Plan is currently 10,000,000 shares, subject to adjustments for any stock splits, stock dividends or other specified adjustments which may take place in the future. The Company has issued a total of 1,035,000 shares to eligible persons under the Plan.

On July 8, 2019, the Company issued a convertible promissory note with a principal amount of $40,000 to a non-related third party in exchange for $40,000 in cash. The promissory note is unsecured, has a maturity date of July 8, 2020 and accrues interest at the rate of 8% per annum until paid in full by the Company. In the event that the Company files, and has qualified by the SEC, an offering Statement under Regulation A (“Offering Statement”) of the Securities Act of 1933, as amended (the “Securities Act”) in order to sell shares of its common stock, the holder of the note shall have the right to convert all or any portion of the principal amount and interest due on the note into shares of common stock through the Offering Statement during the term of the Offering Statement.

Management has evaluated all subsequent events through August 21, 2019, the date the financial statements were available to be issued. No change to the financial statements for the quarter ended June 30, 2019 is deemed necessary as a result of this evaluation.

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

Business

Results of Operations for AMIH

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

Revenues for the three months ended June 30, 2019 and 2018 was $75,706 and $6,299, respectively

Cost of sales were $23,059 for the three months ended June 30, 2019 and compared to $0 for the three months ended June 30, 2018.

Selling, general and administrative expenses were $119,191 for the three months ended June 30, 2019, compared to $429 for the three months ended June 30, 2018.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Revenues for the six months ended June 30, 2019 and 2018 were $90,947 and $6,299, respectively.

Cost of sales were $35,715 for the six months ended June 30, 2019 compared to $0 for the six months ended June 30, 2018.

Selling, general and administrative expenses were $140,392 and $429, respectively

Liquidity and Capital Resources for AMIH

As of June 30, 2019, AMIH had total assets of $471,971, including $11,510 in cash. At December31, 2018, AMIH had total assets of $123,350, including $18,796 in cash.

As of June 30, 2019 and December 31, 2018, AMIH had total current liabilities of $314,862 and $128,734 respectively.

AMIH had negative working capital of $303,352 and $101,072 as of June 30, 2019 and December 31, 2018, respectively.

Net cash used in operating activities was $46,485 for the six months ended June 30, 2019. Net cash used in operating activities was $3,340 for the six months ended June 30, 2018.

Net cash used in investing activities for the six month ended June 30, 2019 and 2018, was $17,034 and $0, respectively. Net cash used investing activities for the six months ended June 30, 2019 was used purchased property and equipment used in operations.

Net cash provided by financing activities during the six months ended June 30, 2019 was $56,233, compared to $45,000 during the six months ended June 30, 2018. During the six months ended June 30, 2019, the Company sold common shares for $10,000, borrowed $60,000 in short-term borrowing and $18,808 form related parties. It also repaid $31,633 in borrowing from related parties, $942 principal payments on long-term debt. During the six months ended June 30, 2018, the Company borrowed $46,500 in short-term borrowing from related parties, and repaid $1,500 in borrowing from related parties.

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, AMIH did not have any off-balance sheet arrangements as defined in Item 303(aX4Xii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2019, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Such conclusion reflects the departure of our chief financial officer and assumption of duties of the principal financial officer by our chief executive officer and the resulting lack of accounting experience of our now principal financial officer and a lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

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

ITEM 1A. RISK FACTORS

For the six months ended June 30, 2019, there were no material changes from risk factors as disclosed in Part I, Item lA of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

By	/s/ Jacob D. Cohen
Chief Executive Officer, President and Director
August 21, 2019

By	/s/ Everett R Bassie
Everett R. Bassie
Chief Financial Officer
August 21, 2019

