Form 10-Q
period 2019-09-30
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2019-11-19
CIK 1300524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 0-50912

AMERICAN INTERNATIONAL HOLDINGS CORP.

(Exact Name Of Registrant As Specified In Its Charter)

Nevada	88-0225318
(State of Incorporation)	(I.R.S. Employer Identification No.)

3990 Vitruvian Way, Suite 1152, Addison, Texas	75001
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: (972) 803-5337

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

The number of shares outstanding of each of the issuer’s classes of equity as of November 19, 2019 is 25,458,355 shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

Financial Statements
Consolidated Balance Sheets — September 30, 2019 and December 31, 2018 (unaudited)	4
Consolidated Statements of Operations — Three and Nine Months Ended Septemer 30, 2019 and Three Months Ended September 30, 2018, and From January 31, 2018 (inception) to September 30, 2018 (unaudited)	5
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)–Three and Nine Months Ended September 30, 2019 and Three Months Ended September 30, 2018 and From January 31, 2018 (inception) to September 30, 2018 (unaudited)	6
Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2019 and From January 31, 2018 (inception) to September 30, 2018 (unaudited)	7
Notes to Consolidated Financial Statements	8

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Balance Sheets

September 30, 2019 and December 31, 2018

(Unaudited)

	(Unaudited)
	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash	$21,867	$18,796
Prepaid expenses	-	8,866
Total current assets	21,867	27,662

Operating lease right-of-use asset, net	247,430	-

Property and equipment net	124,812	86,478

Licensing agreement, net	65,000	-
Other asset - deposit	4,777	9,210
Total assets	$463,886	$123,350

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$6,499	$-
Accrued interest payable	19,991	-
Accrued compensation, related parties	81,000	-
Deferred lease liability	-	7,650
Short-term note payable	145,000	-
Loans payable to related parties	134,205	121,084
Operating lease liability, current	48,586	-
Current installments of long-term debt	13,095	-
Total current liabilities	448,376	128,734

Operating lease liability, non-current	207,581	-
Long-term debt to related parties	350,000	-
Long-term debt, less current installments	17,908	-
Total liabilities	1,023,865	128,734

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized: 0 shares issued	-	-
Common stock, $0.0001 par value, 195,000,000 authorized: 24,968,355 shares issued and outstanding at September 30, 2019, 10,933,335 issued and outstanding at December 31, 2018	2,497	1,093
Treasury stock, at cost;	(353,894)	-
Additional paid-in capital	1,805,539	1,043
Common stock payable	165,000	-
Retained earnings (deficit)	(2,179,121)	(7,520)
Total stockholders’ equity (deficit)	(559,979)	(5,384)

Total liabilities and stockholders’ equity (deficit)	$463,886	$123,350

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	The Period from January 31, 2018 (inception) to September 30,
	2019	2018	2019	2018

Revenues	$52,085	$18,695	$143,032	$24,994
Cost of sales	37,957	6,576	73,672	6,576
Gross margin	14,128	12,119	69,360	18,418

Operating expenses:
Sales and marketing expenses	10,635	225	17,262	225
General and administrative expenses	2,057,506	10,248	2,191,271	10,677
Total operating expenses	2,068,141	10,473	2,208,533	10,902

Operating income (loss)	(2,054,013)	1,646	(2,139,173)	7,516

Other expenses - interest expense	(17,161)	(750)	(32,428)	(750)

Net income (loss)	$(2,071,174)	$896	$(2,171,601)	$6,766

Net loss per common shares	$(0.08)	$0.00	$(0.10)	$0.00

Weighted average number of common shares outstanding - basic and diluted	24,792,455	10,933,355	20,945,539	10,933,355

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Three Months Ended September 30, 2019									Three Months Ended September 30, 2018
					Additional	Common								Additional
	Preferred Stock		Common Stock		Paid-in	Stock	Treasury	Accumulated		Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Stock	Deficit	Total	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at beginning of period	-	$-	23,433,355	$2,343	$27,027	$-	$(353,894)	$(107,947)	$(432,471)	-	$-	10,933,335	$1,093	$(1,093)	$-	$5,870	$5,870

Imputed interest	-	-	-	-	5,916	-	-	-	5,916	-	-	-	-	-	-	-	-

Issuance of common shares services	-	-	1,435,000	144	1,672,606	165,000	-	-	1,837,750	-	-	-	-	-	-	-	-

Issuance of common shares for discount on loan	-	-	100,000	10	99,990	-	-	-	100,000	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(2,071,174)	(2,071,174)	-	-	-	-	-	-	896	896

Balance at end of period	-	$-	24,968,355	$2,497	$1,805,539	$165,000	$(353,894)	$(2,179,121)	$(559,979)	-	$-	10,933,335	$1,093	$(1,093)	$-	$6,766	$6,766

	Nine Months Ended September 30, 2019									From January 31, 2018 (inception) to September 30, 2018
					Additional	Common								Additional
	Preferred Stock		Common Stock		Paid-in	Stock	Treasury	Accumulated		Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Stock	Deficit	Total	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at beginning of period	-	$-	10,933,355	$1,093	$1,043	-	$-	$(7,520)	$(5,384)	-	$-	10,933,355	$1,093	$(1,093)	$-	$-	$-

Imputed interest	-	-	-	-	7,942	-	-	-	7,942	-	-	-	-	-	-	-	-

Issuance of common shares for reverse acquisition	-	-	18,000,000	1,800	(16,592)	-	(3,894)	-	(18,686)	-	-	-	-	-	-	-	-

Issuance of common shares under private placement	-	-	100,000	10	9,990	-	-	-	10,000	-	-	-	-	-	-	-	-

Cancellation of common shares for long-term debt	-	-	(5,900,000)	(590)	590	-	(350,000)	-	(350,000)	-	-	-	-	-	-	-	-

Issuance of common shares for discount on loan	-	-	150,000	15	104,985	-	-	-	105,000	-	-	-	-	-	-	-	-

Issuance of common shares for licensing agreement		-	250,000	25	24,975	-	-	-	25,000	-	-	-	-	-	-	-	-

Issuance of common shares for services	-	-	1,435,000	144	1,672,606	165,000	-	-	1,837,750	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(2,171,601)	(2,171,601)	-	-	-	-	-	-	6,766	6,766

Balance at end of period	-	$-	24,968,355	$2,497	$1,805,539	$165,000	$(353,894)	$(2,179,121)	$(559,979)	-	$-	10,933,355	$1,093	$(1,093)	$-	$6,766	$6,766

See accompanying notes to unaudited consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,	The Period From January 31, 2018 (inception) to September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(2,171,601)	$16,767
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	18,480	-
Imputed interest expense	7,942	-
Stock based compensation	1,837,750	-
(Increase) decrease in operating assets:
Prepaid expenses	8,866	-
Operating lease right-of-use asset, net	(247,430)	-
Licensing agreement	(40,000)	-
Other asset - deposit	4,433	(9,210)
(Decrease) increase in operating liabilities:
Accounts payable	77,235	-
Accrued interest payable	19,304	-
Deferred lease liability	(7,650)	-
Accrued compensation	81,000	-
Operating lease right-of-use liability, net	256,167	-
Net cash provided by (used in) operating activities	(155,504)	7,557

Cash flows from investing activities:
Capital expenditures for property and equipment	(17,034)	(42,894)
Net cash used in investing activities	(17,034)	(42,894)

Cash flows from financing activities:
Proceeds of the sale of common shares	10,000	-
Proceeds from short-term borrowings from related parties	195,257	88,510
Repayment of short-term borrowings from related parties	(66,624)	(29,543)
Proceeds from long-term borrowing	40,000	-
Principal payments on long-term debt	(3,024)	-
Net cash provided by financing activities	175,609	58,967

Net increase (decrease) in cash	3,071	23,630

Cash at beginning of year	18,796	-
Cash at end of period	$21,867	$23,630

Supplemental schedule of cash flow information:
Interest paid	$13,289	$750

Non-cash investing and financing transactions:
Equipment purchases financed with long-term debt	$34,027	$-

Common shares issued for notes payable	$350,000	$-

Common shares issued for licensing agreement	$25,000	$-

Common shares issued for debt inducement	$105,000	$-

Common shares issued for reverse acquisition	$1,800	$-

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Notes to Consolidated Financial Statements

September 30, 2019

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

Principles of Consolidation

The consolidated financial statements include the accounts of AMIH and its wholly-owned subsidiaries: Novopelle Diamond, LLC and Capitol City Solutions USA, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented.

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents. There are no cash equivalents at September 30, 2019 and December 31, 2018.

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2019 and December 31, 2018, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Note 3 – Property and Equipment

Property and equipment is as follows at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Leasehold improvements	$92,516	$85,016
Furniture & fixtures	5,843	1,462
Equipment	39,180	-
	137,539	86,478
Less accumulated depreciation and amortization	12,727	-
Net property and equipment	$124,812	$86,478

Depreciation and amortization expense for the nine months ended September 30, 2019 was $18,480.

The Company incurred long-debt in the amount of $34,027 during the nine months ended September 30, 2019 to purchase equipment used in its operations. The total purchase price was $37,027, with the Company making a down payment in the amount of $3,000.

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

The following is a schedule, by year, of maturities of lease liabilities as of September 30, 2019:

2019	$26,599
2020	54,066
2021	54,951
2022	55,854
2023	56,776
2024	57,715
2025	53,828
Total undiscounted cash flows	359,789
Less imputed interest (8%)	(103,622)
Present value of lease liability	$256,167

Total rental expense for the nine months ended September 30, 2019 was $45,011.

The operating lease right-of-use asset net balance at September 30, 2019 was $247,430.

Note 6 – Accrued Compensation for Related Parties

At September 30, 2019, accrued compensation represent compensation for the Company’s executive officers from April 12, 2019 to September 30, 2019 in the amount of $126,000, less $45,000 that was paid.

Note 7 – Short-Term Notes Payable

Short-term notes payable represents the following at September 31, 2019:

Note payable to an individual dated May 17, 2019 for $30,000, with interest at 5%. The note is due on April 30, 2020. The Note in unsecured	$30,000

Note payable to an individual dated July 8, 2019 for $40,000, with interest at 8%. The Note in a convertible promissory note. In the event that the Company files, and has qualified by the SEC an offering Statement on Regulation A of the Securities Act of 1933, as amended, the Note holder has the rights to convert all of any portion of the principal amount and accrued interest due on the Note into issued in the Offering Statement	40,000

Note payable to financial group dated August 26, 2019 for $75,000, with interest at 12%. The Note is due on August 26, 2020.	75,000

Total	$145,000

Note 8 – Loans to Related Parties

During the nine-month period ended September 30, 2019, two of the Company officers and board members, loaned the Company $19,908. During the nine months ended September 30, 2019, the Company repaid 66,624 of loans to the two officers/board members. The Company incurred $7,942 on imputed interest expense on related party borrowing during the nine months ended September 30, 2019. Outstanding loan balances to these related parties was $79,979 at September 30, 2019.

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

On September 9th, 2019, the Company issued a promissory note with a principal amount of $100,000 to a related party in exchange for $100,000 in cash. The promissory note is unsecured, has a maturity date of September 9, 2020 and accrues interest at the rate of 8% per annum until paid in full by the Company. Furthermore, the Company issued 100,000 shares of the Company’s common stock to the related party investor as further consideration to enter into the loan with the Company. The Company issued 100,000 shares of common stock valued at $1.00 per share or $100,000, which was accounted for a discount on the note.

As of September 30, 2019, AMIH had a short-term note payable in the amount of $13,473 to Kemah Development Texas, LP, a company owned by Dror Family Trust, a related party.

Note 9 – Long-Term Debt to Related Parties

On April 12, 2019 the Company entered into individual share exchange agreements and promissory notes with each of Daniel Dror, Winfred Fields and former Directors Everett Bassie and Charles Zeller (the “AMIH Shareholders”), whereby the AMIH Shareholders agreed to cancel and exchange a total of 5,900,000 shares of their AMIH common stock. The Company issued individual promissory notes with an aggregate principal amount of $350,000 (the “Promissory Notes”) for cancellation of the 5,900,000 shares of common stock. The Promissory Notes have a term of two years and accrue interest at the rate of 10% per annum until paid in full by the Company. The Company accrued $16,395 of interest on these notes during the nine months ended September 30, 2019.

Note 10 – Long-Term Debt

The Company incurred long-debt in the amount of $34,027 during the six months ended Septembe 30, 2019 to purchase equipment used in its operations. The total purchase price was $37,027, with the Company making a down payment in the amount of $3,000. The note is due in monthly payments of $1,258.50, including interest at 8%, due in September 2021.

The maturities of long-term debt is as follows:

Year	Amounts
2019	$6,417
2020	13,628
2021	10,958
Total	31,003
Less current installments	(13,095)
Long-term debt, less current installments	$17,908

Note 11 – Capital Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $ 0.0001 par value, of which 0 shares are issued and outstanding at September 30, 2019 and December 31, 2018.

The Company is authorized to issue up to 195,000,000 shares of common stock, $0.0001 par value, of which 24,968,355 shares are issued and outstanding (outstanding shares includes 410 treasury shares) at September 30, 2019 and 10,933,355 at December 31, 2018.

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

On August 23, 2019, the Company issued 100,000 shares of the Company’s common stock in consideration for consulting services. The shares were valued at $1.50 per share or $150,000.

On September 9, 2019, the Company issued 100,000 shares of common stock as part consideration of a loan agreement. The shares were valued at $1.00 per share or $100,000.

On July 5, 2019, our Board of Directors adopted and approved our 2019 Stock Option and Incentive Plan (the “Plan”). The Plan is intended to promote the interests of our Company by providing eligible person with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company as an incentive for them to remain in the service of the Company. The maximum number of shares available to be issued under the Plan is currently 10,000,000 shares, subject to adjustments for any stock splits, stock dividends or other specified adjustments which may take place in the future. The Company issued a total of 1,335,000 shares to eligible persons under the Plan and recorded a total $1,662,750 as Stock Based Compensation against these issuances for the nine months ended September 30, 2019.

Note 12 — Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $2,171,601 for the nine months ended September 30, 2019, an accumulated deficit of $2,179,121. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Note 13 – Subsequent Events

On October 1, 2019, the Company entered into an Employment Agreement with Jesse L. Dickens, Jr. to serve as the Chief Executive Officer of the Company’s newly formed wholly owned subsidiary, Capitol City Solutions USA, Inc. (“CCS”) (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Dickens will receive an annual base salary of $120,000 and shall receive an equity grant in the amount of one million (1,000,000) shares of the Company’s common stock (the “Equity Shares”) pursuant to a vesting period of one-year, of which two-hundred and fifty thousand (250,000) shares were issued to Mr. Dickens at the signing of the Employment Agreement and the remaining shares issuable as follows: 250,000 shares on January 1, 2020, 250,000 shares on April 1, 2020, and 250,000 shares on July 1, 2020.

On October 11, 2019, the Company issued a convertible promissory note with a principal amount of $75,000 to an unrelated party in exchange for $75,000 in cash. The convertible promissory note has a maturity date of July 11, 2020 and accrues interest at the rate of 10% per annum until paid in full by the Company. In the event that the Company files, and has qualified by the SEC an offering Statement on Regulation A of the Securities Act of 1933, as amended, the Note holder has the rights to convert all of any portion of the principal amount and accrued interest due on the Note into issued in the Offering Statement. In the event the Company does not file an Offering Statement or an Offering Statement has not been Qualified, the investor shall have the to convert all or any part of the outstanding and unpaid amount of the Note shares of the Company’s common stock valued at sixty percent (60%) of the lowest traded price for the Company’s common stock during the twenty (20) trading days preceding the relevant conversion, representing a 40% discount. Furthermore, the Company issued 10,000 shares of the Company’s common stock to the unrelated party investor as further consideration to enter into the loan with the Company.

On October 18, 2019, Legend Nutrition, Inc. (“Legend”), a wholly owned subsidiary of the Company entered into an Asset Purchase Agreement with David Morales (the “Asset Purchase Agreement”) to acquire all of the assets associated with and related to a retail vitamin, supplements and nutrition store located in Mckinney, TX and currently identified and doing business as “Ideal Nutrition.” Pursuant to the Asset Purchase Agreement, Legend purchased a variety of assets including software, contracts, bank and merchant accounts, products, inventory, computers, security systems and other intellectual properties (the “Assets”). Legend is continuing to operate the business as Ideal Nutrition and intends to officially rebrand as Legend Nutrition in the upcoming months. For consideration of the Assets, Legend issued to Mr. Morales a promissory note in the amount of Seventy-Five Thousand US Dollars ($75,000) bearing an interest rate of five percent (5%) per annum and with a maturity date of one year (the “Promissory Note”).

On October 18, 2019 and concurrent with the Asset Purchase Agreement, Legend entered into an Employment Agreement with Michael Ladner to serve as its Chief Executive Officer (the “Ladner Employment Agreement”). Pursuant to the Ladner Employment Agreement, Mr. Ladner will receive an annual base salary of $60,000 per annum and shall increase to $100,000 per annum starting January 1, 2020 through October 18, 2021. In addition, Mr. Ladner shall be eligible to receive cash performance bonuses equal to five percent (5%) of the net profits generated by each Legend Nutrition store location while the Mr. Ladner is employed by Legend. Further, Mr. Ladner may participate in equity incentive programs as determined by the Company from time to time. The Ladner Employment Agreement has a two-year term, provided, however, after the end of the term, the agreement will automatically renew for successive one-year terms.

On October 28, 2019, the Company issued a convertible promissory note with a principal amount of $78,750 to an unrelated party investor in exchange for $75,000 in cash. The convertible promissory note has a maturity date of October 28, 2020 and accrues interest at the rate of 10% per annum until paid in full by the Company. The conversion price shall equal the lesser of (i) the price per share of Common Stock sold to investors in that certain offering Statement on Regulation A as qualified by the Securities Act of 1933, as amended, or (ii) a variable conversion Price” equal to 60% multiplied by the lowest Trading Price for the Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date, representing a discount rate of 40%.

On October 28, 2019, the Company issued a convertible promissory note with a principal amount of $78,750 to an unrelated party investor in exchange for $75,000 in cash. The convertible promissory note has a maturity date of October 28, 2020 and accrues interest at the rate of 10% per annum until paid in full by the Company. The conversion price shall equal the lesser of (i) the price per share of Common Stock sold to investors in that certain offering Statement on Regulation A as qualified by the Securities Act of 1933, as amended, or (ii) a variable conversion Price” equal to 60% multiplied by the lowest Trading Price for the Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date, representing a discount rate of 40%.

On October 28, 2019, the Company issued a convertible promissory note with a principal amount of $78,750 to an unrelated party investor in exchange for $75,000 in cash. The convertible promissory note has a maturity date of October 28, 2020 and accrues interest at the rate of 10% per annum until paid in full by the Company. The conversion price shall equal the lesser of (i) the price per share of Common Stock sold to investors in that certain offering Statement on Regulation A as qualified by the Securities Act of 1933, as amended, or (ii) a variable conversion Price” equal to 60% multiplied by the lowest Trading Price for the Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date, representing a discount rate of 40%.

On November 1, 2019, the Company issued 300,000 shares of the Company’s common stock to eligible persons under the Plan.

On November 6, 2019, Novopelle Waterway, Inc. (“Novopelle Waterway”), a wholly owned subsidiary of the Company, entered into a Lease Agreement with 20 & 25 Waterway Holdings, LLC (the “Landlord”) to lease and occupy approximately 1,254 square feet of commercial retail space located at 25 Waterway, Suite 150, The Woodlands, TX to operate a newly established Novopelle Med Spa (the “Lease Agreement”). The Lease Agreement has a term of five (5) years and commences on the date which is the earlier to occur of (a) one hundred ten (110) days following delivery of the premises to Novopelle Waterway, or (b) the day upon which Novopelle Waterway opens for business. The annual base rent is $53,922, or $43 per square foot, and shall increase at a rate of three percent (3%) per annum until the end of the lease term (the “Base Rent”). In addition to the Base Rent, Novopelle Waterway shall reimburse the landlord for its pro-rata share of all real estate taxes and assessments, hazard and liability insurance and common area maintenance costs for the entire shopping center (the “Additional Rent” or “Triple Net”). At execution of the Lease Agreement, the Additional Rent was estimated at $15.59 per square foot per year.

On November 11, 2019, the Company issued 30,000 shares of the Company’s common stock to eligible persons under the Plan.

Management has evaluated all subsequent events through November 20, 2019, the date the financial statements were available to be issued. No change to the financial statements for the quarter ended September 30, 2019 is deemed necessary as a result of this evaluation.

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

Business

Results of Operations for AMIH

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

Revenues for the three months ended September 30, 2019 and 2018 was $52,085 and $18,695, respectively

Cost of sales were $37,957 for the three months ended September 30, 2019 and compared to $6,576 for the three months ended September 30, 2018.

Selling, general and administrative expenses were $2,068,141 for the three months ended September 30, 2019, compared to $10,473 for the three months ended September 30, 2018.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Revenues for the nine months ended September 30, 2019 and 2018 were $143,032 and $24,94, respectively.

Cost of sales were $73,672 for the nine months ended September 30, 2019 compared to $6,576 for the nine months ended September 30, 2018. Selling, general and administrative expenses were $2,208,533, including $1,837,750 in stock-based compensation, and $10,902, respectively

Liquidity and Capital Resources for AMIH

As of September 30, 2019, AMIH had total assets of $463,886, including $21,867 in cash. At December 31, 2018, AMIH had total assets of $123,350, including $18,796 in cash.

As of September 30, 2019, and December 31, 2018, AMIH had total current liabilities of $448,376 and $128,734 respectively.

AMIH had negative working capital of $426,509 and $101,072 as of September 30, 2019 and December 31, 2018, respectively.

Net used in operating activities was $155,504 for the nine months ended September 30, 2019. Net cash provided by operating activities was $7,557 for the nine months ended September 30, 2018.

Net cash used in investing activities for the nine-months ended September 30, 2019 and 2018, was $17,034 and $0, respectively. Net cash used investing activities for the nine months ended September 30, 2019 was used purchased property and equipment used in operations.

Net cash provided by financing activities during the nine months ended September 30, 2019 was $175,609, compared to $58,967 during the nine months ended September 30, 2018. During the nine months ended September 30, 2019, the Company sold common shares for $10,000, borrowed $40,000 in long-term borrowing and $195,257 form related parties. It also repaid $66,624 in borrowing from related parties, $3,024 principal payments on long-term debt. During the nine months ended September 30, 2018, the Company borrowed $88,510 in short-term borrowing from related parties, and repaid $58,967 in borrowing from related parties.

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, AMIH did not have any off-balance sheet arrangements as defined in Item 303(aX4Xii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2019, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Such conclusion reflects the departure of our chief financial officer and assumption of duties of the principal financial officer by our chief executive officer and the resulting lack of accounting experience of our now principal financial officer and a lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

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

ITEM 1A. RISK FACTORS

For the nine months ended September 30, 2019, there were no material changes from risk factors as disclosed in Part I, Item lA of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

By	/s/ Jacob D. Cohen
Chief Executive Officer, President and Director
November 19, 2019

By	/s/ Everett R Bassie
Everett R. Bassie
Chief Financial Officer
November 19, 2019

