Form 10-Q/A
period 2019-09-30
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2019-11-21
CIK 1300524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

The number of shares outstanding of each of the issuer’s classes of equity as of November 20, 2019 is 25,558,355 shares of common stock.

EXPLANATORY NOTE

The Quarterly Report on Form 10-Q for the period ended September 30, 2019 (the “Original Filing”) of American International Holdings Corp. (the “Company”) (i) inadvertently included certain typographical errors in the Company’s Financial Statements, including the notes thereto, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations, (ii) inadvertently omitted certain transactions in the Notes to Consolidated Financial Statements, and (iii) did not include interactive data (aka XBRL’s) for the Original Filing. This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) is being filed to correct the foregoing.

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

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Balance Sheets

September 30, 2019 and December 31, 2018

(Unaudited)

	(Unaudited)
	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash	$21,867	$18,796
Prepaid expenses	-	8,866
Total current assets	21,867	27,662

Operating lease right-of-use asset, net	247,430	-

Property and equipment, net	124,812	86,478

Licensing agreement, net	65,000	-
Other asset - deposit	4,777	9,210
Total assets	$463,886	$123,350

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$6,499	$-
Accrued interest payable	19,991	-
Accrued compensation, related parties	81,000	-
Deferred lease liability	-	7,650
Short-term note payable	145,000	-
Loans payable to related parties, net of discount	134,205	121,084
Operating lease liability, current	48,586	-
Current installments of long-term debt	13,095	-
Total current liabilities	448,376	128,734

Operating lease liability, non-current	207,581	-
Long-term debt to related parties	350,000	-
Long-term debt, less current installments	17,908	-
Total liabilities	1,023,865	128,734

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized: 0 shares issued	-	-
Common stock, $0.0001 par value, 195,000,000 authorized: 24,968,355 shares issued and outstanding at September 30, 2019, 10,933,335 issued and outstanding at December 31, 2018	2,497	1,093
Treasury stock, at cost;	(353,894)	-
Additional paid-in capital	1,805,539	1,043
Common stock payable	165,000	-
Retained earnings (deficit)	(2,179,121)	(7,520)
Total stockholders’ equity (deficit)	(559,979)	(5,384)

Total liabilities and stockholders’ equity (deficit)	$463,886	$123,350

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	The Period from January 31, 2018 (inception) to September 30,
	2019	2018	2019	2018

Revenues	$52,085	$18,695	$143,032	$24,994
Cost of sales	37,957	6,576	73,672	6,576
Gross margin	14,128	12,119	69,360	18,418

Operating expenses:
Sales and marketing expenses	10,635	225	17,262	225
General and administrative expenses	2,057,506	10,248	2,191,271	10,677
Total operating expenses	2,068,141	10,473	2,208,533	10,902

Operating income (loss)	(2,054,013)	1,646	(2,139,173)	7,516

Other expenses - interest expense	(17,161)	(750)	(32,428)	(750)

Net income (loss)	$(2,071,174)	$896	$(2,171,601)	$6,766

Net loss per common shares - basic and diluted	$(0.08)	$0.00	$(0.10)	$0.00

Weighted average number of common shares outstanding - basic and diluted	24,792,455	10,933,355	20,945,539	10,933,355

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

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,	The Period From January 31, 2018 (inception) to September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(2,171,601)	$6,767
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	18,480	-
Imputed interest expense	7,942	-
Stock based compensation	1,837,750	-
(Increase) decrease in operating assets:
Prepaid expenses	8,866	-
Operating lease right-of-use asset, net	(247,430)	-
Licensing agreement	(40,000)	-
Other asset - deposit	4,433	(9,210)
(Decrease) increase in operating liabilities:
Accounts payable	77,235	-
Accrued interest payable	19,304	-
Deferred lease liability	(7,650)	-
Accrued compensation	81,000	-
Operating lease right-of-use liability, net	256,167	-
Net cash provided by (used in) operating activities	(155,504)	(2,443)

Cash flows from investing activities:
Capital expenditures for property and equipment	(17,034)	(42,894)
Net cash used in investing activities	(17,034)	(42,894)

Cash flows from financing activities:
Proceeds of the sale of common shares	10,000	-
Proceeds from short-term borrowings from related parties	195,257	88,510
Repayment of short-term borrowings from related parties	(66,624)	(19,543)
Proceeds from long-term borrowing	40,000	-
Principal payments on long-term debt	(3,024)	-
Net cash provided by financing activities	175,609	68,967

Net increase (decrease) in cash	3,071	23,630

Cash at beginning of year	18,796	-
Cash at end of period	$21,867	$23,630

Supplemental schedule of cash flow information:
Interest paid	$13,289	$750

Non-cash investing and financing transactions:
Equipment purchases financed with long-term debt	$34,027	$-

Common shares issued for notes payable	$350,000	$-

Common shares issued for licensing agreement	$25,000	$-

Common shares issued for debt inducement	$105,000	$-

Note issued for services	$75,000	$-

Common shares issued for reverse acquisition	$1,800	$-

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

Net Loss Per Common Share

We compute net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no dilutive securities for the three or nine months ended September 30, 2019.

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

Depreciation and amortization expense for the nine months ended September 30, 2019 was $12,727.

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

Amortization of the discounts on the notes was $5,753 for the nine months ended September 30, 2019.

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

Note 10 – Long-Term Debt

The Company incurred long term debt in the amount of $34,027 during the six months ended September 30, 2019 to purchase equipment used in its operations. The total purchase price was $37,027, with the Company making a down payment in the amount of $3,000. The note is due in monthly payments of $1,258.50, including interest at 8%, due in September 2021.

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

As of September 30, 2019, the Company recorded common stock payable for an agreement to issue shares of common stock that was not issued as of September 30, 2019. The 100,000 shares were valued at $1.65 per share or $165,000.

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

On October 14, 2019, Robert Holden, the Company’s former CEO, filed a Petition and Application for Temporary Restraining Order in the District Court of Harris County, TX against the Company stating that the Company is blocking Mr. Holden’s legal right to trade his shares in the open market and further attempting to stake his claim that he maintains his rights to the 3,800,000 shares as received in connection with his acceptance as CEO on or around May 31, 2018. The Company is maintaining the position that Mr. Holden does not have the right to those shares as he was in breach of his obligation to convey that certain digital marketing business to the Company and subsequently resigned from the Company shortly thereafter, on or around August 15, 2018.  On November 11, 2019, the Company issued a response with a Motion to Dismiss Under the Texas Citizen’s Participation Act (TCPA) citing that any declaratory judgment and breach of contract claims be dismissed unless Mr. Holden can, through “clear and specific evidence”, establish a prima facie case for each essential element of his claims.

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

Revenues for the nine months ended September 30, 2019 and 2018 were $143,032 and $24,994, respectively.

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

As of September 30, 2019, and December 31, 2018, AMIH had total current liabilities of $448,376 and $128,734 respectively.

AMIH had negative working capital of $559,979 and $101,072 as of September 30, 2019 and December 31, 2018, respectively.

Net used in operating activities was $155,504 for the nine months ended September 30, 2019. Net cash used in operating activities was $2,443 for the nine months ended September 30, 2018.

Net cash used in investing activities for the nine-months ended September 30, 2019 and 2018, was $17,034 and $0, respectively. Net cash used investing activities for the nine months ended September 30, 2019 was used purchased property and equipment used in operations.

Net cash provided by financing activities during the nine months ended September 30, 2019 was $175,609, compared to $68,967 during the nine months ended September 30, 2018. During the nine months ended September 30, 2019, the Company sold common shares for $10,000, borrowed $40,000 in long-term borrowing and $195,257 form related parties. It also repaid $66,624 in borrowing from related parties, $3,024 principal payments on long-term debt. During the nine months ended September 30, 2018, the Company borrowed $88,510 in short-term borrowing from related parties, and repaid $58,967 in borrowing from related parties.

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
November 20, 2019

By	/s/ Everett R Bassie
Everett R. Bassie
Chief Financial Officer
November 20, 2019

