Form 10-K
period 2019-12-31
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2020-06-26
CIK 1300524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 000-50912

AMERICAN INTERNATIONAL HOLDINGS CORP.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0225318
(State of Incorporation)	(I.R.S. Employer Identification No.)

3990 Vitruvian Way, Suite 1152, Addison, TX	75001
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: (972) 803-5337

Securities Registered Pursuant to Section 12(b) of The Act: None

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.0001 Par Value Per Share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3,066,710 based on the closing sale price of $2.00 on such closed trading date as reported on the OTCQB.

The number of shares outstanding of each of the issuer’s classes of equity as of June 26, 2020 is 35,456,331 shares of common stock.

Documents incorporated by reference: None.

Cautionary Statement regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

●	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;

●	our ability to develop, acquire, and advance services and products for our customer base;

●	the implementation of our business model and strategic plans for our business

●	the terms of future licensing, operational or management arrangements, and whether we can enter into such arrangements at all;

●	timing and receipt of revenues, if any;

●	the scope of protection we are able to establish and maintain for intellectual property rights and our ability to operate our business without infringing on the intellectual property rights of others;

●	regulatory developments in the United States;

●	our ability to maintain and establish collaborations or obtain additional funding;

●	our financial performance;

●	the effects of COVID-19 and other epidemics and pandemics on our ability to operate, our ability to generate revenues, and the local, U.S. and global economies in general;

●	developments and projections relating to our competitors and our industry; and

●	other risks described below under “Risk Factors”.

You should read the matters described in “Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

PART I

ITEM 1. BUSINESS

Introduction

The information included in this Annual Report on Form 10-K should be read in conjunction with the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplemental Data” of this Report.

Our logo and some of our trademarks and tradenames are used in this Report. This Report also includes trademarks, tradenames and service marks that are the property of others. Solely for convenience, trademarks, tradenames and service marks referred to in this Report may appear without the ®, ™ and SM symbols. References to our trademarks, tradenames and service marks are not intended to indicate in any way that we will not assert to the fullest extent under applicable law our rights or the rights of the applicable licensors if any, nor that respective owners to other intellectual property rights will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

The market data and certain other statistical information used throughout this Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We are responsible for all of the disclosures contained in this Report, and we believe these industry publications and third-party research, surveys and studies are reliable. While we are not aware of any misstatements regarding any third-party information presented in this Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under the section entitled “Risk Factors” beginning on page 12 of this Report. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to American International Holdings Corp., is also based on our good faith estimates.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “American International”, “AMIH” and “American International Holdings Corp.” refer specifically to American International Holdings Corp. and its consolidated subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this Report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

●	“Securities Act” refers to the Securities Act of 1933, as amended.

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov and are available for download, free of charge, soon after such reports are filed with or furnished to the SEC, on our website at https://amihcorp.com/investors/. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. Our website address https://amihcorp.com. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

Corporate History

American International Holdings Corp.

American International Holdings Corp. was organized in 1986 and is incorporated in Nevada. The Company has undergone several name changes and changes of control since its incorporation; however, from 2012 until April 2019, the Company had no operations and nominal assets.

Prior to May 31, 2018, the Company was a 93.2% owned subsidiary of American International Industries, Inc. (“American”, “AMIN”), a company whose securities are traded on the OTCQB market maintained by OTC Markets under the symbol “AMIN”.

Effective on May 31, 2018, the Company issued (a) 4,300,000 shares of restricted common stock to Mr. Daniel Dror (the Company’s former Chief Executive Officer and President (who resigned from such positions effective on May 31, 2018)); (b) 3,800,000 shares of restricted common stock to Mr. Robert Holden (who was appointed President, Chief Executive Officer and Director of the Company on May 31, 2018 and resigned on August 20, 2018); (c) 750,000 shares of restricted common stock to Mr. Everett Bassie (who was appointed as Chief Financial Officer, Secretary, Treasurer and a member of the Board of Directors of the Company on May 31, 2018, and has since resigned from all positions other than as Chief Financial Officer, as discussed below); (d) 750,000 shares of restricted common stock to Mr. Winfred Fields (a consultant to the Company); and (e) 500,000 shares of restricted common stock to Mr. Charles R. Zeller (a then director of the Company), each in consideration for services rendered to the Company.

As a result of the issuance of the shares in May 2018 as discussed above, a change in control occurred. American International Industries, Inc. ownership decreased from 93.2% to 6.4%.

On April 12, 2019, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Novopelle Diamond, LLC, a Texas limited liability company (“Novopelle Diamond” and “Novopelle”) and certain unitholders of Novopelle Diamond. Pursuant to the terms of the Share Exchange Agreement, the Company acquired 100% of the issued and outstanding membership interests of Novopelle Diamond by means of a share exchange with the Novopelle Members in exchange for 18,000,000 newly issued shares of the common stock of the Company (the “Share Exchange”). As a result of the Share Exchange, Novopelle became a 100% owned subsidiary of the Company. The closing of the Share Exchange occurred concurrently with the entry into the Share Exchange Agreement and resulted in a change of control of the Company. As a result of the Share Exchange, the Company acquired the business of Novopelle Diamond and all of its assets. Novopelle Diamond is a physician supervised, medical spa and wellness clinic that offers a full menu of wellness services including anti-aging, weight loss and skin rejuvenation treatments.

The three unitholders of Novopelle Diamond who received shares pursuant to the Share Exchange Agreement were (1) Jacob D. Cohen; (2) Esteban Alexander; and (3) Luis Alan Hernandez, who each received 6 million shares pursuant to the Share Exchange.

Concurrent with the Share Exchange, the Company entered into individual share exchange agreements and promissory notes with each of Daniel Dror, Winfred Fields and former directors Everett Bassie and Charles Zeller (the “AMIH Shareholders”) whereby the AMIH Shareholders agreed to cancel and exchange a total of 4,900,000 shares of their Company common stock for individual promissory notes with an aggregate principal amount of $350,000 (the “Promissory Notes”). The Promissory Notes had a term of two years and accrue interest at the rate of 10% per annum (payable at maturity) until paid in full by the Company. No payments on such Promissory Notes have been made to date.

As a result of the issuance of the shares in the Share Exchange and the cancellation of the shares held by the AMIH Shareholders, control of the Company changed to (1) Jacob D. Cohen; (2) Esteban Alexander; and (3) Alan Hernandez, who each owned 26% of the Company’s common stock following such transactions.

Also effective on April 12, 2019, the directors of the Company changed to Mr. Jacob D. Cohen; Mr. Esteban Alexander; and Mr. Alan Hernandez, who were also each appointed as the Chief Executive Officer and President of the Company (Mr. Cohen); the Chief Operating Officer and Treasurer (Mr. Alexander); and the Chief Marketing Officer and Secretary (Mr. Hernandez). Mr. Bassie resigned as a member of the Board of Directors of the Company and as the Secretary and Treasurer on April 12, 2019, but remained as the Company’s Chief Financial Officer until his passing on May 21, 2020.

The Company is headquartered in Addison, Texas and operates as a holding company dedicated to acquiring, managing and operating subsidiaries in (a) the health, wellness, medical spa, fashion, and auxiliary industries across the United States and abroad; (b) general contracting and construction services; and (c) life coaching industry. The Company seeks opportunities to acquire and grow businesses that possess strong brand values and that can generate long-term sustainable free cash flow and attractive returns in order to maximize value for all stakeholders.

The Company currently is the parent to six (6) wholly owned subsidiaries and one (1) majority owned subsidiary.

MEDICAL SPA AND WELLNESS

The Company currently owns (3) three wholly-owned subsidiaries that are in the Medical Spa and Wellness Sector (collectively hereinafter referred to as “MedSpa”, or “VISSIA”). They are:

1.	VISSIA MCKINNEY, LLC (F/K/A NOVOPELLE DIAMOND, LLC) – 100% OWNED

As described above, on April 12, 2019, the Company entered into the Share Exchange Agreement with Novopelle and acquired 100% of the issued and outstanding membership interests of Novopelle Diamond by means of a share exchange with the Novopelle Members in exchange for 18,000,000 newly issued shares of the common stock of the Company. As a result of the Share Exchange, Novopelle became a 100% owned subsidiary of the Company. As a result of the Share Exchange, the Company acquired the business of Novopelle Diamond and all of its assets. Novopelle Diamond is a physician supervised, medical spa and wellness clinic that offers a full menu of wellness services including anti-aging, weight loss and skin rejuvenation treatments located at 5000 Collin Mckinney Parkway, Suite 150, Mckinney, Texas 75070.

On June 27, 2019, the Company entered into an Exclusive License Agreement with Novo MedSpa Addison Corporation (“NMAC”) granting the Company the exclusive rights to the Novopelle intellectual property, including copyrights and trademarks, proprietary technology, and other assets necessary or desirable to operate Novopelle branded Med Spa locations and the right to open additional Novopelle branded Med Spa locations. The agreement provides the Company with an exclusive worldwide, unrestricted, perpetual, irrevocable, and royalty-bearing license.

Upon the execution of the License Agreement, the Company made a one-time cash payment in the amount of Forty Thousand Dollars ($40,000) and issued to NMAC a one-time stock issuance of 250,000 shares of the Company’s common stock. In addition, the Company has agreed to compensate NMAC with a one-time payment of Thirty Thousand Dollars ($30,000) per new Novopelle location as established by the Company and provide NMAC with an ongoing royalty payment equal to six percent (6%) of the newly established location’s total gross monthly revenues. The Company has accrued royalties of $6,325 due to NMAC as of December 31, 2019.

In addition, the Company has obtained the right of first refusal to purchase the four (4) Novopelle branded MedSpa locations that are currently owned and operated by NMAC and located throughout the State of Texas. Furthermore, the Company has an option to purchase the Novopelle brand and all related trademarks and intellectual properties from NMAC for a purchase price of One Million Dollars ($1,000,000) (the “Purchase Price”), for three (3) years from the date of the License Agreement.

The License Agreement contains customary representations, warranties and covenants by NMAC and the Company including confidentiality, indemnification, termination and limitations of liability. A more detailed overview and a copy of the Exclusive License Agreement was included in the Current Report on Form 8-K filed by the Company with the SEC on July 5, 2019.

On May 13, 2020, the Company provided NMAC with its notice to terminate the License Agreement in pursuit of the Company’s desire to establish and develop its own brand and have the flexibilities to offer additional products and services that are not currently available at Novopelle branded locations. As a result, on May 19, 2020, Novopelle Diamond, LLC was officially renamed to VISSIA Mckinney, LLC. Effective on May 13, 2020 the License Agreement was terminated.

2.	VISSIA WATERWAY, INC. (F/K/A NOVOPELLE WATERWAY, INC.) – 100% OWNED

On September 11, 2019, the Company formed and organized Novopelle Waterway, Inc., in the State of Texas to establish a Novopelle branded med spa located in the Waterway section of the Woodlands, Texas. As a result of the termination of the License Agreement with NMAC, Novopelle Waterway, Inc. was officially renamed to VISSIA Waterway, Inc. on May 19, 2020.

On November 6, 2019, VISSIA Waterway, Inc. entered into a Lease Agreement with 20 & 25 Waterway Holdings, LLC to lease and occupy approximately 1,254 square feet of commercial retail space located at 25 Waterway, Suite 150, The Woodlands, Texas and officially opened its doors for service at the end of February 2020.

3.	NOVOPELLE TYLER, INC. – 100% OWNED

On December 3, 2019, the Company formed and organized Novopelle Tyler, Inc. in the State of Texas with the plan to come to terms on a retail location for a newly established Novopelle branded med spa to be located in Tyler, Texas.

On January 6, 2020, Novopelle Tyler, Inc. entered into a Lease Agreement with Asher Park, LLC to lease and occupy approximately 1,900 square feet of commercial retail space located in Tyler, Texas to operate a planned new Novopelle Med Spa location. As of the date of this Report, and due to issues and delays related to COVID-19, Novopelle Tyler has received an extension in providing its plans and blueprints to finish out and complete the construction for the retail space. It is currently still the intent of the Company to continue as planned with the establishment of this med spa. However, Novopelle Tyler may ultimately decide to cancel the lease agreement if the current market and economic conditions continue to worsen due to unforeseen circumstances related to COVID-19. As such, Novopelle Tyler has not yet effectuated the name change to VISSIA with the State of Texas and fully intends to do so in the event an official opening occurs in the future.

VISSIA Service Offerings

Our VISSIA med spas are Texas based, physician-supervised medical spa & wellness clinics. VISSIA offers the following products and services:

●	Stem Cell Therapy	●	Acne & Acne Scar Reduction
●	Laser Hair Removal	●	Testosterone Replacement Therapy
●	PRP Facial (Vampire Facial)	●	Hair Restoration
●	Novo Lipo (Body Contouring)	●	Botox & Fillers
●	Laser Vein Removal	●	Facials & Peels
●	Cellulite Reduction	●	Weight Loss Solutions
●	Stretch Mark Reduction	●	IV Therapies

Medical Spa Marketing Strategy

VISSIA currently markets its products and services to both men and women that are conscience about fitness, health, wellness and aesthetics. While VISSIA remains competitive in pricing and product offerings, the Company currently focuses its marketing efforts to individuals with above average and high disposable incomes.

VISSIA currently deploys unique, proven marketing strategies through social media with both sponsored and paid advertisements as well as the use of local brand ambassadors and influencers. VISSIA has also experienced a lot of success by placing marketing materials in nearby retail establishments and utilizing cross marketing relationships with other vendors and retailers that market to similar demographics.

VISSIA intends to further develop and strengthen its market presence with the opening and establishment of additional branded locations across the United States and abroad with the Company seeking viable locations placed in fast growing trade areas with high individual/family incomes.

Competition

The health, wellness, fashion and medical spa industries are highly competitive with new locations, brands and facilities being established on a frequent basis. The industries continue to expand and evolve as an increasing number of competitors and potential competitors enter the market. Many of these competitors and potential competitors have substantially greater financial, technological, managerial and research and development resources and experience than we have. Some of these competitors and potential competitors have more experience than we have in the development of health and wellness services and products. In addition, our services and products compete with service and product offerings from large and well-established companies that have greater marketing and sales experience and capabilities than we or our collaboration partners have.

Specifically, and as it relates to medical spas, there are both many independently operated locations as well as doctor’s offices that provide some or all of the services that we provide. At the same time, the demand and the number of individuals – both men and women – that are seeking medical spas for a variety of health, wellness and cosmetic/aesthetic type treatments and solutions has increased dramatically over the past several years. With medical spa treatments, such as laser hair removal and Botox injections, becoming more available, desirable, and affordable, demand for these services has dramatically increased.

The Company and management believe that by furthering the strength of our brand through both the establishment of new locations as well as through acquisition of smaller, independently owned and operated facilities, will better position the Company and its brand within the competitive landscape.

CAPITOL CITY SOLUTIONS, USA, INC. – 100% OWNED

On September 17, 2019, the Company formed and organized Capitol City Solutions USA, Inc. (“CCS”) in the State of Texas to act as a general contracting and construction company focused on the remodeling, general construction and interior finish of both the Company’s newly established med spa locations as well as to market to other commercial real estate projects within the United States.

Service Offerings

CCS currently offers a variety of general contracting services to oversee the entirety of commercial construction projects and manage all phases of construction. These areas can range from permitting, roofing and exterior construction or remodeling, to interior finish out, including but not limited to cabinetry, drywall, plumbing and electrical. CCS primarily utilizes the services of its sub-contractors in order to perform its services and in some instances will perform various construction related tasks with its own work force in order to improve its project specific margins and profitability.

Marketing Strategy

CCS has primarily relied on word of mouth and existing relationships in order to market and secure its services and obtain access to viable projects. Additional strategies include the utilization of search engine optimization (SEO) marketing on its website at www.capitolcitysolutionsusa.com (which includes information the Company does not desire to incorporate by reference into this Report) and other social media outlets to reach out to both commercial developers and multi-family property owners and developers to solicit additional projects. Due to its current resources, CCS is currently limiting its marketing initiatives for projects located within the State of Texas.

Competition

The general contracting and construction industry is highly competitive with many larger, more established construction companies vying and marketing for the same projects as CCS. Many of these competitors and potential competitors have substantially greater financial, technological, managerial, technical and development resources and experience than we have. Some of these competitors and potential competitors have more experience than we have in all aspects of construction from both a new construction development and commercial remodeling.

LEGEND NUTRITION, INC. – 100% OWNED

On September 23, 2019, the Company formed and organized Legend Nutrition, Inc. (“Legend Nutrition”) in the State of Texas to act as a new brand of retail vitamin and supplement stores to be branded and marketed as Legend Nutrition.

October 18, 2019, Legend entered into an Asset Purchase Agreement to acquire all of the assets associated with and related to a retail vitamin, supplements and nutrition store located in McKinney, Texas and previously identified and doing business as “Ideal Nutrition.” Pursuant to the Asset Purchase Agreement, Legend purchased a variety of assets including software, contracts, bank and merchant accounts, products, inventory, computers, security systems and other intellectual properties.

Product and Service Offerings

Legend Nutrition is currently operating a 1,500 square foot retail store offering a variety of vitamin & nutritional supplements as well as nutritional and weight loss plans through a consultative approach with each and every customer. Legend Nutrition’s products include, but are not limited to, a variety of workout related supplements such as vitamins, protein powders, pre-workout powders, and post-workout supplements that focus on muscle and overall health recovery. Legend Nutrition is currently located at 2851 Craig Drive, Suite #204, McKinney, TX 75070

Marketing Strategy

Legend Nutrition sells, markets and caters to an audience of health conscience and minded individuals including, but not limited to, athletes, sports enthusiasts and bodybuilders. Legend Nutrition currently deploys a number of marketing strategies in order to attract local customers to its retail store. The most effective marketing strategy to date has been the use of promotional marketing materials, such as Legend Nutrition branded t-shirts, which were distributed to its customers free of charge. Customers would wear these t-shirts when they work out at their local gym and were encouraged to post pictures and tag Legend Nutrition on various social media applications. Legend has also set up displays at local gyms and other local retail establishments to promote its various products and services. Legend Nutrition operates a website at www.LegendNutritionUSA.com (which includes information the Company does not desire to incorporate by reference into this Report) and is starting to sell its products through its fully integrated ecommerce platform which it launched in the 2nd quarter of 2020.

Competition

The nutrition and supplement industry is extremely competitive and highly saturated. Legend Nutrition not only competes directly with other local vitamin and nutritional supplement companies, but with local gyms that carry nutritional products and larger ecommerce websites, such as amazon.com, bodybuilding.com and other online and physical vitamin stores, including vitaminshoppe.com and gnc.com (which also operates numerous physical store locations throughout the U.S. and the world), provided that GNC filed for bankruptcy in June 2020, and has announced plans to close up to 20% of its 5,800 stores. These major retailers have a significant advantage over Legend Nutrition in that they pull product from a variety of suppliers to offer the best pricing. One area that these other retailers lack and in which Legend Nutrition prides itself on is providing its customers with a personal customized experience where our highly educated staff can learn more about the customers desires and goals in order to make specific product recommendations to assist them in achieving their goals.

LIFE GURU, INC. – 51% OWNED

On May 15, 2020, the Company acquired a 51% interest in Life Guru, Inc., a Delaware corporation. Life Guru owns the website www.LifeGuru.me – a website dedicated to providing an online platform to connect consumers to a variety of mentors, professionals, life coaches and career coaches (which includes information the Company does not desire to incorporate by reference into this Report). The LifeGuru.me website is currently in development and is anticipated to be fully launched on or before August 31, 2020.

YS BRANDS, INC. – PREVIOUSLY 100% OWNED, NOW DIVESTED

On September 13, 2019, the Company formed and organized YS Brands, Inc. (“YS Brands”) in the State of Texas with the intent of creating, designing, manufacturing and marketing new premium designer shoe concepts intended to sell through both direct to consumer (retail and e-commerce) and wholesale through larger, bigger box retail stores. On or around October 4, 2019, YS Brands received a purchase order from a very large ecommerce retailer for the purchase of 20,000 pairs of newly created women’s designer shoes. On October 11, 2019, YS Brands made a deposit to a factory in China for the production of the women’s shoes in the amount of $55,642, representing a 30% deposit on the total amount of the goods. YS Brands had the intent to receive the remaining 70% of the funds necessary for the complete production through the receipt of traditional purchase order financing, which was not able to be arranged.

With the Company’s medical spa business occupying much of the Company’s time and financial resources with the addition of its location in The Woodlands, Texas, YS Brands made the decision to exit the business and on October 22, 2019, entered into an assignment and assumption agreement with an unrelated 3rd party to sell the existing purchase orders for a total of $56,000.

On January 13, 2020, and with an effective date of December 31, 2019, the Company sold 100% of its interest in YS Brands to all of its current officers and directors equally in consideration of $300.00 in cash.

* * * * * *

The Company intends to continue to grow its business both organically and through identifying acquisition targets over the next 12 months in both the MedSpa and nutritional supplement space. Specifically, the Company will continue to identify strategic locations in which to establish new Legend Nutrition branded supplement and vitamin stores as well as VISSIA branded MedSpa locations, while at the same time seeking out potential acquisitions of currently operating supplement stores and MedSpa locations, funding permitting. As these opportunities arise, the Company will determine the best method for financing its growth which may include the issuance of additional debt instruments, common stock, preferred stock, or a combination thereof, any one or more of which may cause significant dilution to existing shareholders. The Company will also seek to raise capital through the issuance of shares under its ongoing Regulation A offering, in which the Company is offering for sale up to 10,000,000 shares of common stock at $0.50 per share, for a total of up to $5,000,000 in gross offering proceeds (the “Offering Statement”), assuming all securities are sold.

Organizational Structure

Employees

We currently have a total of 8 full-time employees and 2 part time employees. We have and will also engage independent contractors to provide professional services.

Government Regulation

The health care industry is subject to extensive federal, state and local laws and regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities and services, payment for services and prices for services that are extremely complex and for which, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. We will also be subject to regulation regarding sale of our products online and solicitation of clients thereby, as well as through our general contractor business and the licensing and code requirements relating thereto.

Recent Transactions:

On October 18, 2019, Legend Nutrition, Inc. (“Legend”), a wholly-owned subsidiary of the Company entered into an Asset Purchase Agreement with David Morales (the “Asset Purchase Agreement”) to acquire all of the assets associated with and related to a retail vitamin, supplements and nutrition store located in Mckinney, Texas and currently identified and doing business as “Ideal Nutrition.” Pursuant to the Asset Purchase Agreement, Legend purchased a variety of assets including software, contracts, bank and merchant accounts, products, inventory, computers, security systems and other intellectual properties (the “Assets”). Legend is continuing to operate the business as Ideal Nutrition and intends to officially rebrand as Legend Nutrition in the upcoming months.

For consideration of the Assets, Legend issued to Mr. Morales a promissory note in the amount of Seventy-Five Thousand US Dollars ($75,000) bearing an interest rate of five percent (5%) per annum and with a maturity date of one year (the “Promissory Note”).

On November 14, 2019, the Company’s wholly-owned subsidiary, Capitol City Solutions USA, Inc. (“CCS”), executed a construction contract with a multi-family apartment complex to remove and replace all of the roofs of the 14 total buildings comprising the complex, located in Port Arthur, Texas. The construction contract had a value of $640,998 and the project was completed in the first quarter of 2020.

On December 23, 2019, CCS entered into a construction contract with a multi-family apartment investment and management company to provide water mitigation, demolition, interior finish out and remodeling, and flooring repairs for a multi-family apartment complex located in Beaumont, Texas. The construction contract, entered into in the ordinary course of business, has a value of approximately $6,690,000, subject to adjustment and subject to draws being made under the agreement, over time, and subject to completion of demolition and construction services milestones. The project is anticipated to be completed by no later than August 1, 2020. The agreement contains customary provisions, including indemnification obligations of CCS and releases by the counter-party and limited warranties.

On May 15, 2020, we entered into a Securities Purchase Agreement (the “SPA”) with Global Career Networks Inc, a Delaware corporation (the “Seller”), the sole owner of Life Guru, Inc., a Delaware corporation (“Life Guru”).

Pursuant to the SPA, the Company acquired a 51% interest in Life Guru from the Seller. Life Guru owns the website www.LifeGuru.me – a website dedicated to providing an online platform to connect consumers to a variety of mentors, professionals, life coaches and career coaches. The LifeGuru.me website is currently in development and is anticipated to be fully launched on or before August 31, 2020.

As consideration for the purchase of the 51% ownership interest in Life Guru, the Company issued the Seller 500,000 shares of its newly designated Series B Convertible Preferred Stock (discussed in further under “Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities – Description Of Capital Stock – Preferred Stock”), which had an agreed upon value of $500,000 ($1.00 per share), and agreed to issue the Seller up to an additional 1,500,000 shares of Series B Convertible Preferred Stock (with an agreed upon value of $1,500,000) upon the following milestones, provided that such milestones are met prior to the earlier of (i) May 15, 2021; and (ii) thirty (30) days after the Company has provided the Seller written notice of a breach by the Seller of any provision of the SPA, which breach has not been reasonably cured within a thirty (30) day period:

(a) 500,000 Series B Convertible Preferred Stock shares upon completion of the fully operational LifeGuru.me website;

(b) 500,000 Series B Convertible Preferred Stock shares upon such time as 300 coaches have signed up at LifeGuru.me; and

(c) 500,000 Series B Convertible Preferred Stock shares upon such time as 1,000 coaches have signed up at LifeGuru.me.

As additional consideration for agreeing to the terms of the SPA, the Seller agreed to a non-compete preventing the Seller (and its affiliates) from competing against the Company (except through Life Guru) for a period of three years following the closing.

The SPA contained customary representations, indemnification obligations (subject to a $2 million cap, subject to certain exceptions) and covenants of the parties. The purchase of the 51% interest in Life Guru by the Company closed pursuant to the terms of the SPA on May 15, 2020.

ITEM 1A. RISK FACTORS

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

Risks Related to our Business

Since we have a limited operating history it is difficult for potential investors to evaluate our business.

Our short operating history in the health and wellness industry, construction industry and mentoring/life coach industry may hinder our ability to successfully meet our objectives and makes it difficult for potential investors to evaluate our business or prospective operations. As an early stage company, we are subject to all the risks inherent in the financing, expenditures, operations, complications and delays inherent in a new business. Accordingly, our business and success face risks from uncertainties faced by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

We may not be able to raise capital when needed, if at all, which would force us to delay, reduce or eliminate our service locations and product development programs or commercialization efforts and could cause our business to fail.

We expect to need substantial additional funding to pursue additional service locations and product development and commercialize our products and services. There are no assurances that future funding will be available on favorable terms or at all. The failure to fund our operating and capital requirements could have a material adverse effect on our business, financial condition and results of operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our expansion of spa locations and development programs or any future commercialization efforts. Any of these events could significantly harm our business, financial condition and prospects.

We may have difficulty obtaining future funding sources, if needed, and we may have to accept terms that would adversely affect stockholders.

We will need to raise funds from additional financing in the future to complete our business plan and may need to raise additional funding in the future to support our operations. We have no commitments for any financing and any financing commitments may result in dilution to our existing stockholders. We may have difficulty obtaining additional funding, and we may have to accept terms that would adversely affect our stockholders. For example, the terms of any future financings may impose restrictions on our right to declare dividends or on the manner in which we conduct our business. Additionally, we may raise funding by issuing convertible notes, which if converted into shares of our common stock would dilute our then stockholders’ interests. Lending institutions or private investors may impose restrictions on a future decision by us to make capital expenditures, acquisitions or significant asset sales. If we are unable to raise additional funds, we may be forced to curtail or even abandon our business plan.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

If we make acquisitions in the future, funding permitting, which may not be available on favorable terms, if at all, we could have difficulty integrating the acquired company’s assets, personnel and operations with our own. We do not anticipate that any acquisitions or mergers we may enter into in the future would result in a change of control of the Company. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

●	the difficulty of integrating acquired products, services or operations;

●	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

●	difficulties in maintaining uniform standards, controls, procedures and policies;

●	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

●	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

●	the effect of any government regulations which relate to the business acquired;

●	potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or operations, or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition; and

●	potential expenses under the labor, environmental and other laws of various jurisdictions.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with an acquisition, many of which cannot be presently identified. These risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report on our financial statements for the year ended December 31, 2019 that included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need it, we will be required to curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern. The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.

We depend heavily on key personnel, and turnover of key senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our senior management personnel. If we lose their services or if they fail to perform in their current positions, or if we are not able to attract and retain skilled personnel as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key personnel in managing the operations of our medical spas, product development, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

Because we do not have an audit or compensation committee, shareholders will have to rely on the entire board of directors to perform these functions.

We do not have an audit or compensation committee comprised of independent directors. Indeed, we do not have any audit or compensation committee, nor any independent directors. These functions are performed by the board of directors as a whole. Thus, there is a potential conflict in that board members who are also part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

We expect to face intense competition, often from companies with greater resources and experience than we have.

The health, wellness, construction, and mentoring/life coach industries are highly competitive and subject to rapid change. The industries continue to expand and evolve as an increasing number of competitors and potential competitors enter the market. Many of these competitors and potential competitors have substantially greater financial, technological, managerial and research and development resources and experience than we have. Some of these competitors and potential competitors have more experience than we have in the development of health and wellness services and products. In addition, our services and products compete with service and product offerings from large and well-established companies that have greater marketing and sales experience and capabilities than we or our collaboration partners have. If we are unable to compete successfully, we may be unable to grow and sustain our revenue.

Current global financial conditions have been characterized by increased volatility which could negatively impact our business, prospects, liquidity and financial condition.

Current global financial conditions and recent market events have been characterized by increased volatility and the resulting tightening of the credit and capital markets has reduced the amount of available liquidity and overall economic activity. We cannot guaranty that debt or equity financing, the ability to borrow funds or cash generated by operations will be available or sufficient to meet or satisfy our initiatives, objectives or requirements. Our inability to access sufficient amounts of capital on terms acceptable to us for our operations will negatively impact our business, prospects, liquidity and financial condition.

We are growing the size of our organization, and we may experience difficulties in managing any growth we may achieve.

As of the date of this Report, we have eight full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, sales, marketing, financial, accounting, legal, and other resources. Future growth would impose significant added responsibilities on members of management. Our management may not be able to accommodate those added responsibilities, and our failure to do so could prevent us from effectively managing future growth, if any, and successfully growing our company.

We may expend our limited resources to pursue particular products, services or locations and may fail to capitalize on products, locations or services that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we must focus our efforts on particular service programs, products and locations. As a result, we may forego or delay pursuit of opportunities with other services, products or locations that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Any such failure could result in missed opportunities and/or our focus on products, services or locations with low market potential, which would harm our business and financial condition.

We engage in transactions with related parties and such transactions present possible conflicts of interest that could have an adverse effect on us.

We have entered, and may continue to enter, into transactions with related parties for financing, corporate, business development and operational services, as detailed herein. Such transactions may not have been entered into on an arm’s-length basis, and we may have achieved more or less favorable terms because such transactions were entered into with our related parties. This could have a material effect on our business, results of operations and financial condition. The details of certain of these transactions are set forth under “Item 13. Certain Relationships And Related Transactions; And Director Independence”. Such conflicts could cause an individual in our management to seek to advance his or her economic interests or the economic interests of certain related parties above ours. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors.

We operate our business through many locations, and if we are unable to effectively oversee all of these locations, our business reputation and operating results could be materially adversely affected.

Because we operate at various different locations throughout Texas, we are subject to risks related to our ability to oversee these locations. If in the future we are unable to effectively oversee our locations, our results of operations could be materially adversely affected, we could lose customers, we could lose control of inventory and other assets, and our business could be materially adversely affected.

Our ability to service our indebtedness will depend on our ability to generate cash in the future.

Our ability to make payments on our indebtedness will depend on our ability to generate cash in the future. Our ability to generate cash is subject to general economic and market conditions and financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash to fund our working capital requirements, capital expenditure, debt service and other liquidity needs, which could result in our inability to comply with financial and other covenants contained in our debt agreements, our being unable to repay or pay interest on our indebtedness, and our inability to fund our other liquidity needs. If we are unable to service our debt obligations, fund our other liquidity needs and maintain compliance with our financial and other covenants, we could be forced to curtail our operations, our creditors could accelerate our indebtedness and exercise other remedies and we could be required to pursue one or more alternative strategies, such as selling assets or refinancing or restructuring our indebtedness. However, such alternatives may not be feasible or adequate.

We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Part II” - “Item 9. Controls and Procedures”, as of December 31, 2019, we have determined that our disclosure controls and procedures were not effective. Separately, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 and determined that such internal control over financial reporting was not effective as a result of such assessment.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Maintaining effective disclosure controls and procedures and effective internal control over financial reporting are necessary for us to produce reliable financial statements and the Company is committed to remediating its material weaknesses in such controls as promptly as possible. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock, and/or result in litigation against us or our management. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or our periodic reports filed with the SEC.

Our potential for rapid growth and our entry into new markets make it difficult for us to evaluate our current and future business prospects, and we may be unable to effectively manage any growth associated with these new markets, which may increase the risk of your investment and could harm our business, financial condition, results of operations and cash flow.

Our entry into the rapidly growing health, wellness, construction and mentoring/life coaching market may place a significant strain on our resources and increase demands on our executive management, personnel and systems, and our operational, administrative and financial resources may be inadequate. We may also not be able to effectively manage any expanded operations, or achieve planned growth on a timely or profitable basis, particularly if the number of customers using our technology significantly increases or their demands and needs change as our business expands. If we are unable to manage expanded operations effectively, we may experience operating inefficiencies, the quality of our products and services could deteriorate, and our business and results of operations could be materially adversely affected.

If we are unable to develop and maintain our brand and reputation for our service and product offerings, our business and prospects could be materially harmed.

Our business and prospects depend, in part, on developing and then maintaining and strengthening our brand and reputation in the markets we serve. If problems arise with our products or services, our brand and reputation could be diminished. If we fail to develop, promote and maintain our brand and reputation successfully, our business and prospects could be materially harmed.

We may not maintain sufficient insurance coverage for the risks associated with our business operations.

Risks associated with our business and operations include, but are not limited to, claims for wrongful acts committed by our officers, directors, and other representatives, the loss of intellectual property rights, the loss of key personnel, risks posed by natural disasters and risks of lawsuits from customers who are injured from or dissatisfied with our services. Any of these risks may result in significant losses. We cannot provide any assurance that our insurance coverage is sufficient to cover any losses that we may sustain, or that we will be able to successfully claim our losses under our insurance policies on a timely basis or at all. If we incur any loss not covered by our insurance policies, or the compensated amount is significantly less than our actual loss or is not timely paid, our business, financial condition and results of operations could be materially and adversely affected.

Our business could be adversely affected by ongoing legal challenges to our business model or by new state actions restricting our ability to provide the full range of our services in certain states.

Our ability to conduct business in each state is dependent upon the state’s treatment of medical spas under such state’s laws, rules and policies governing the practice of physician supervised services, which are subject to changing political, regulatory and other influences.

We may become subject to medical liability claims, which could cause us to incur significant expenses and may require us to pay significant damages if not covered by insurance.

Our wellness business entails the risk of medical liability claims. Successful medical liability claims could result in substantial damage awards that exceed the limits of our insurance coverage. Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us and divert the attention of our management and our physicians from our operations, which could have a material adverse effect on our business, financial condition and results of operations. In addition, any claims may adversely affect our business or reputation.

Our use and disclosure of personally identifiable information, including health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base and revenue.

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of personally identifiable information, or PII, including protected health information, or PHI. These laws and regulations include the Health Information Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations (referred to collectively as HIPAA). HIPAA establishes a set of basic national privacy and security standards for the protection of PHI. HIPAA requires us to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. HIPAA imposes mandatory penalties for certain violations. Penalties for violations of HIPAA and its implementing regulations start at $100 per violation and are not to exceed $50,000 per violation, subject to a cap of $1.5 million for violations of the same standard in a single calendar year. However, a single breach incident can result in violations of multiple standards. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts are able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities or business associates for compliance with the HIPAA Privacy and Security Standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator. HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually.

Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of PII, including PHI. These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our clients and potentially exposing us to additional expense, adverse publicity and liability.

Because of the extreme sensitivity of the PII we store and transmit, the security features of our technology platform are very important. If our security measures are breached or fail, unauthorized persons may be able to obtain access to sensitive client data, including HIPAA-regulated PHI. As a result, our reputation could be severely damaged, adversely affecting client confidence. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and for measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to clients in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants.

Any failure to protect our intellectual property rights could impair our ability to protect our technology and our brand.

Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely upon a combination of trademark and trade secret laws, as well as license and other contractual provisions, to protect our intellectual property and other proprietary rights. These laws, procedures and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties may gain access to our proprietary information, develop and market solutions similar to ours or use trademarks similar to ours, each of which could materially harm our business. The failure to adequately protect our intellectual property and other proprietary rights could have a material adverse effect on our business, financial condition and results of operations.

Our failure to attract and retain physicians and nurse practitioners in a competitive labor market could limit our ability to execute our growth strategy, resulting in a slower rate of growth.

Our wellness business depends on our ability to continue to recruit and retain a sufficient number of qualified licensed doctors and nurses. Although we believe we have an effective recruitment process, there is no assurance that we will be able to secure arrangements with sufficient numbers of licensed doctors and nurses or retain the services of such practitioners. If we experience delays or shortages in obtaining access to qualified physicians and nurses, we would be unable to expand our services and operations, resulting in reduced revenues.

If our physicians develop a poor reputation, our operations and revenues would suffer.

The success of our wellness business is dependent upon quality medical services being rendered by our physicians. As the patient-physician relationship involves inherent trust and confidence, any negative publicity, whether from civil litigation, allegations of criminal misconduct, or forfeiture of medical licenses, with respect to any of our physicians and/or our facilities could adversely affect our results of operations.

If we fail to comply with government laws and regulations it could have a materially adverse effect on our business.

The health care industry is subject to extensive federal, state and local laws and regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities and services, payment for services and prices for services that are extremely complex and for which, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. We exercise care in structuring our arrangements with physicians and other referral sources to comply in all material respects with applicable laws. We will also take such laws into account when planning future centers, marketing and other activities, and expect that our operations will be in compliance with applicable law. The laws, rules and regulations described above are complex and subject to interpretation. In the event of a determination that we are in violation of such laws, rules or regulations, or if further changes in the regulatory framework occur, any such determination or changes could have a material adverse effect on our business. There can be no assurance however that we will not be found in noncompliance in any particular situation.

We could be adversely affected if any of our significant customers default in their obligations to us.

Defaults by any of our customers could have a significant adverse effect on our revenues, profitability and cash flow. Our customers may in the future default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons deriving from the current general economic environment. If a customer defaults on its obligations to us, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Products supplied to us and work done by subcontractors can expose us to risks that may adversely affect our business.

We plan to rely on subcontractors to perform the actual construction work associated with our construction services, and in many cases, to select and obtain building materials. Despite detailed specifications and quality control procedures, in some cases, subcontractors may use improper construction processes or defective materials. Defective products can result in the need to perform extensive repairs. The cost of complying with our warranty obligations may be significant if we are unable to recover the cost of repairs from subcontractors, materials suppliers and insurers. We may also suffer damage to our reputation, and may be exposed to possible liability, if subcontractors fail to comply with applicable laws, including laws involving things that are not within our control.

The COVID-19 pandemic has negatively affected, and is likely to continue to negatively affect, our operations, results of operations and cash flow.

The COVID-19 pandemic, and related social distancing requirements, travel bans, stay-at-home orders and closures have limited access to our facilities and forced us to close our facilities until further notice. These, in turn, have not only negatively impacted our operations, financial condition and demand for our services, but our overall ability to react timely to mitigate the impact of this event. We anticipate that our first quarter and second quarter 2020 financial results, at a minimum, will be significantly negatively affected by COVID-19; however, the full effect on our business and operation is currently unknown. The outbreak of COVID-19 has caused significant disruptions to the Company’s ability to generate revenue and cash flows, and uncertainty regarding the length of the disruption may adversely impact our ability to raise additional capital. The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows will depend on our ability to have sufficient liquidity until such time as our stores can again generate revenue capable of supporting our ongoing operations, all of which remain highly uncertain at this time.

Furthermore, we cannot predict how soon we will be able to reopen our stores and, as, our ability to reopen will depend in part on the actions of a number of governmental bodies over which we have no control. Moreover, once restrictions are lifted, it is unclear how quickly customers will return to our stores, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses.

Our business may suffer from the severity or longevity of the Coronavirus/COVID-19 Global Outbreak.

The demand for our services relies upon, among other things, (a) customers being able to, and being willing to, visit our health, wellness and beauty medical spas and vitamin store and our ability to keep our medical spas and vitamin store open for business, and (b) our ability to perform construction services for construction clients. The inability due to state and local social distancing orders, or unwillingness of, individuals to congregate in large groups, visit retail business or travel outside of their homes will, and has to date, had a negative effect on our operations. Additionally, government mandated ‘stay-at-home’ and similar orders have to date, and may in the future, prevent us from staffing our spas and construction services, and prohibited us from operating altogether. Loss of available employees due to health concerns in the future may also limit our ability to operate. Economic recessions, including those brought on by the COVID-19 outbreak may have a negative effect on the demand for our services and our operating results. We have also experienced delays due to the COVID-19 outbreak in receiving products and supplies which we need to operate. All of the above may be exacerbated in the future as the COVID-19 outbreak and the governmental responses thereto continues. All of the above may in the future cause, and have to date caused, a material adverse effect on our operating results.

Our acquisitions may expose us to unknown liabilities.

Because we have acquired, and expect generally to acquire, all (or a majority of) the outstanding securities of certain of our acquisition targets, our investment in those companies are or will be subject to all of their liabilities other than their respective debts which we paid or will pay at the time of the acquisitions. If there are unknown liabilities or other obligations, our business could be materially affected. We may also experience issues relating to internal controls over financial reporting that could affect our ability to comply with the Sarbanes-Oxley Act, or that could affect our ability to comply with other applicable laws.

The employment agreements of our executive officers provide for them to receive profits directly from medical spas which they manage, on top of their annual salaries, and provide for the payment of certain severance payments upon termination.

Each of the employment agreements of (1) Jacob D. Cohen; (2) Esteban Alexander; and (3) Luis Alan Hernandez (the “Executive’s”), provide for such executives to receive 25% of the net profits from each medical spa managed by such executives. “Net profits” means all gross sales of a medical spa, less all expenses paid during the corresponding period. The payment of the net profits as discussed above may reduce the funds available for the Company’s other initiatives and/or create a situation where such executive/manager is incentive to drive up net profits at the expense of long term growth.

If an Executive’s employment agreement is terminated during the term of such agreement by the Company without cause (as defined in the agreement) or by the Executive for good reason (as defined in the agreement), such Executive is due a severance payment. That severance payment is equal to the compensation (including bonus) earned through the date of termination and three times (one time if less than one year remains on the employment agreement)(the “multiplier”) the base salary in effect on the date of the termination plus the average bonus received by the Executive over the prior two years and the Executive is also to be paid any bonus which he would have earned at the end of the fiscal year during which the employment is terminated (pro-rated for days worked), and is to be paid health insurance for the Executive and his family for 18 months from the date of termination (the “Severance Payments”). Also, all equity compensation due to vest in the following 12 months vests immediately. If an Executive dies while the employment agreement is in place, or the agreement is terminated due to the Executive’s disability, the Company is required to pay Executive’s salary to his beneficiaries for a period of one year following such death, pay the pro-rated amount of any bonus due, and pay 18 months of health insurance. If a change in control (as defined in the agreement) occurs and Executive is terminated up to one year after such change in control, the Executive is due the Severance Payments (based on a 3x multiplier) and all unvested equity awards vest immediately. The payment of severance fees could have a material adverse effect on our cash flows and results of operations.

Risks Related to our Common Stock

We are subject to the reporting requirements of federal securities laws, which are expensive and subject us to potential liability.

We are a public reporting company in the United States and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders causes our expenses to be higher than they would be if we remained a privately-held company. We could also be subject to sanctions or deregistration if we fail to keep up with or run afoul of our reporting obligations.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls is time consuming, difficult and costly.

Because we are a reporting company with the SEC, we must comply with Sarbanes-Oxley Act and SEC rules concerning internal controls. It is time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. In order to expand our operations, we will need to hire additional financial reporting, internal control, and other finance staff in order to develop and implement appropriate internal controls and reporting procedures.

Shareholders who hold unregistered shares of our common stock will be subject to resale restrictions pursuant to Rule 144, if and when available, due to the fact that we are deemed to be a former “shell company”.

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. While we do not believe that we are currently a “shell company”, we were previously a “shell company” and as such are deemed to be a former “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 may not be able to be made if we are not subject to Section 13 or 15(d) of the Exchange Act, and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-”shell company” (which Form 10 information was filed by the Company in August 2019). Although to date we have complied with the requirement of Rule 144 as related to “shell companies” (other than the one year period which is required to elapse from the date Form 10 information was filed, which we anticipate being met as of August 2020, at the earliest), our status as a former “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions in the future (although none are currently planned).

If we are unable to adequately protect our intellectual property rights our business is likely to be adversely affected.

We rely on a combination of trademarks, non-disclosure agreements and other security measures to establish and protect our proprietary rights. The measures we have taken or may take in the future may not prevent misappropriation of our proprietary information or prevent others from independently developing similar products or services, designing around our proprietary technology or duplicating our products or services.

We have various outstanding convertible notes which are convertible into shares of our common stock at a discount to market.

As described under “Part II” – “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Funding and Financing Agreements”, as of December 31, 2019, we owed $426,250 under various convertible promissory notes. The conversion prices of the convertible notes initially vary from between [60% to 61%] of the market value of our common stock, subject in many cases to adjustments to the conversion prices upon defaults and anti-dilution and other rights which may result in such conversion prices declining. As a result, any conversion of the convertible notes and sale of shares of common stock issuable in connection with the conversion thereof may cause the value of our common stock to decline in value, as described in greater detail under the Risk Factors below. Notwithstanding the above, we hope to repay the convertible notes in full before any conversions take place.

The issuance and sale of common stock upon conversion of the convertible notes may depress the market price of our common stock.

If sequential conversions of the convertible notes and sales of such converted shares take place, the price of our common stock may decline, and as a result, the holders of the convertible notes will be entitled to receive an increasing number of shares in connection with conversions, which shares could then be sold in the market, triggering further price declines and conversions for even larger numbers of shares, to the detriment of our investors. The shares of common stock which the convertible notes are convertible into may be sold without restriction pursuant to Rule 144. As a result, the sale of these shares may adversely affect the market price, if any, of our common stock.

In addition, the common stock issuable upon conversion of the convertible notes may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. The convertible notes will be convertible into shares of our common stock at a discount to market as described above, and such discount to market provides the holders with the ability to sell their common stock at or below market and still make a profit. In the event of such overhang, the note holders will have an incentive to sell their common stock as quickly as possible. If the share volume of our common stock cannot absorb the discounted shares, then the value of our common stock will likely decrease. Notwithstanding the above, we hope to repay the convertible notes in full before any conversions take place.

The issuance of common stock upon conversion of the convertible notes will cause immediate and substantial dilution.

The issuance of common stock upon conversion of the convertible notes will result in immediate and substantial dilution to the interests of other stockholders since the holders of the convertible notes may ultimately receive and sell the full amount of shares issuable in connection with the conversion of such convertible notes. Although certain of the convertible notes may not be converted if such conversion would cause the holders thereof to own more than 4.99% or 9.99% of our outstanding common stock, this restriction does not prevent the holders of the convertible notes subject to such restrictions from converting some of their holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 4.99%/9.99% limit. In this way, the holders of the convertible notes could sell more than any applicable ownership limit while never actually holding more shares than the applicable limits allow. If the holders of the convertible notes choose to do this, it will cause substantial dilution to the then holders of our common stock.

The continuously adjustable conversion price feature of the convertible notes could require us to issue a substantially greater number of shares, which may adversely affect the market price of our common stock and cause dilution to our existing stockholders.

Our existing stockholders will experience substantial dilution upon any conversion of the convertible notes. The convertible notes are convertible into shares of common stock at a conversion price equal to a discount to the market value of our common stock as described above. As a result, the number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of our common stock, which decrease would cause substantial dilution to our existing stockholders. As sequential conversions and sales take place, the price of our common stock may decline, and if so, the holders of the convertible notes would be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders and would likely cause the value of our common stock to decline.

We could face significant penalties for our failure to comply with the terms of our outstanding convertible notes.

Our various convertible notes contain positive and negative covenants and customary events of default including requiring us in many cases to timely file SEC reports. In the event we fail to timely file our SEC reports in the future, or any other events of defaults occur under the notes, we could face significant penalties and/or liquidated damages and/or the conversion price of such notes could be adjusted downward significantly, all of which could have a material adverse effect on our results of operations and financial condition, or cause any investment in the Company to decline in value or become worthless.

We currently owe a significant amount of money under our outstanding convertible notes.

As of the date of this filing we owed approximately $739,585, net of discount of $351,270, under the outstanding convertible and non-convertible promissory notes described under “Part II” – “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Funding and Financing Agreements”. We do not have sufficient funds to repay such notes and if we are unable to raise additional funds in the future to repay such amounts, which may not be available on favorable terms, if at all, such failure could have a material adverse effect on our financial condition or results of operations and cause any investment in the Company to decline in value or become worthless.

The issuance of common stock upon conversion of the Series B Convertible Preferred Stock will cause immediate and substantial dilution.

The issuance of common stock upon conversion of the Series B Convertible Preferred Stock will result in immediate and substantial dilution to the interests of other stockholders, which will be exacerbated in the event the 1.5 million shares of Series B Convertible Preferred Stock are issued in the event certain milestones related to LifeGuru.me are met. Each share of Series B Preferred Stock may be converted, at the option of the holder thereof, into that number of shares of common stock of the Company as equals $1.00 divided by 90% of the average of the volume weighted average prices (“VWAP”) of the Company’s common, for the five trading days immediately preceding the date the notice of conversion is received, with any remainder rounded to the hundredths place. Although the Series B Convertible Preferred Stock holder may not receive shares of common stock exceeding 4.999% of our outstanding shares of common stock immediately after affecting such conversion, this restriction does not prevent the holder from receiving shares up to the 4.999% limit, selling those shares, and then receiving the rest of the shares it is due, in one or more tranches, while still staying below the 4.999% limit, and such limit may be increased to 9.999% with 61 days prior written notice. If the holder chooses to do this, it will cause substantial dilution to the then holders of our common stock. Additionally, the continued sale of shares issuable upon successive conversions will likely create significant downward pressure on the price of our common stock as the holder sells material amounts of our common stock over time and/or in a short period of time. This could place further downward pressure on the price of our common stock and in turn result in the holder receiving an ever increasing number of additional shares of common stock upon conversion of its securities, and adjustments thereof, which in turn will likely lead to further dilution, reductions in the conversion price of the Series B Preferred Stock and even more downward pressure on our common stock, which could lead to our common stock becoming devalued or worthless.

We have established preferred stock which can be designated by the Company’s Board of Directors without shareholder approval and the board has established Series A Preferred Stock, which gives the holders majority voting power over the Company.

The Company has 5,000,000 shares of preferred stock authorized. The shares of preferred stock of the Company may be issued from time to time in one or more series, each of which shall have a distinctive designation or title as shall be determined by the Board of Directors of the Company prior to the issuance of any shares thereof. The preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the Board of Directors. In May 2020, we designated three shares of Series A Preferred Stock. The Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to sixty percent (60%) of the total vote (the “Super Majority Voting Rights”), so long as such shares are held by directors of the Company. The Series A Preferred shares are currently owned by each of our directors (one each).

Because the Board of Directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of the Company’s shareholders, shareholders of the Company will have no control over what designations and preferences the Company’s preferred stock will have. The issuance of shares of preferred stock or the rights associated therewith, could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any preferred stock which we may issue may be exacerbated given the fact that such preferred stock may have voting rights and/or other rights or preferences which could provide the preferred shareholders with substantial voting control over us and/or give those holders the power to prevent or cause a change in control, even if that change in control might benefit our shareholders (similar to the Series A Preferred Stock). As a result, the issuance of shares of preferred stock may cause the value of our securities to decrease.

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights, and provisions in our charter documents and under Nevada corporate law could discourage a takeover that stockholders may consider favorable.

Our Articles of Incorporation authorize the issuance of up to 5,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. To date we have designated three shares of Series A Preferred Stock and 2 million shares of Series B Convertible Preferred Stock. Our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control.

Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued shares of common stock and designate series of preferred stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock (or convertible securities), possibly at a discount to market. These actions will result in dilution of the ownership interests of existing stockholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

Our stock price may be volatile, which may result in losses to our stockholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the OTC Markets’ Pink Market, where our shares of common stock are quoted, generally have been very volatile and have experienced sharp share-price and trading-volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

●	variations in our operating results;

●	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

●	changes in operating and stock price performance of other companies in our industry;

●	additions or departures of key personnel; and

●	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock. In particular, following initial public offerings, the market prices for stocks of companies often reach levels that bear no established relationship to the operating performance of these companies. These market prices are generally not sustainable and could vary widely. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated.

Our common shares are thinly-traded, and in the future, may continue to be thinly-traded, and you may be unable to sell at or near ask prices or at all, if you need to sell your shares to raise money or otherwise desire to liquidate such shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price. Secondly, an investment in us is a speculative or “risky” investment due to our lack of revenues or profits to date. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

We do not anticipate paying any cash dividends.

We presently do not anticipate that we will pay any dividends on any of our capital stock in the foreseeable future. The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

Our common stock is likely to be subject to penny stock rules, which may make it more difficult for our stockholders to sell their common stock.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 per share. The penny stock rules require a broker-dealer, prior to a purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our directors own 67.69% of our outstanding common stock and also have the ability to vote in aggregate, a separate 60% of our voting stock pursuant to their ownership of our Series A Preferred Stock. As a result, our directors have the ability to influence matters affecting our stockholders and will therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investor who purchases shares will be a minority stockholder and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove our current directors, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company’s common stock and wish to vote them at annual or special stockholder meetings, your shares will likely have little effect on the outcome of corporate decisions. Because our directors control such vote, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Additionally, the interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are averse to other stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

CORPORATE OFFICE

The Company currently utilizes approximately 1,200 square feet of office space located at 3990 Vitruvian Way, Suite 1152, Addison, Texas 75001 (the “Company Headquarters”). The Company executed a short term, one-year lease which expires in July, 2020 and pays rent of $2828 per month in connection with the Company Headquarters. We believe that the Company Headquarters is currently adequate for the purposes of our operations.

VISSIA MCKINNEY, LLC

On June 11, 2018, VISSIA Mckinney, LLC. (f/k/a Novopelle Diamond, LLC) entered into a Lease Agreement with The Shops at Lake Forest, LLC to lease and occupy approximately 1,400 square feet of commercial retail space located at 5000 Collin Mckinney Parkway, Suite 150, Mckinney, Texas 75070, to operate a newly established Med Spa (the “Mckinney Lease Agreement”).

Lease Term - The Mckinney Lease Agreement has a term of seven (7) years and commenced ninety (90) days from the date of the signing of the Mckinney Lease Agreement.

Base, Additional and Percentage Rent Expense - The annual base rent is $43,400, or $31 per square foot, and increases at a rate of two percent (2%) per annum until the end of the lease term (the “Base Rent”). In addition to the Base Rent, VISSIA Mckinney is required to reimburse the landlord for its pro-rata share of all real estate taxes and assessments, hazard and liability insurance and common area maintenance costs for the entire shopping center (the “Additional Rent” or “Triple Net”). At execution of the Mckinney Lease Agreement, the Additional Rent was estimated at $6.50 per square foot per year.

Security Deposits - Upon the execution of the Mckinney Lease Agreement, VISSIA Mckinney agreed to prepay the first full month’s Base Rent plus Triple Net charges along with a security deposit equal one (1) months Base Rent plus Triple Net charges paid upon lease execution.

Tenant Improvement Allowance - The Landlord provided VISSIA Mckinney with a Tenant Improvement Allowance of $27.00 per square foot, or approximately $37,800, towards improvements to the leased premises that are affixed and permanent in nature. The Tenant Improvement Allowance was paid by Landlord to VISSIA Mckinney upon the completion of construction work performed and satisfactory inspection of such.

Utilities and Maintenance - VISSIA Mckinney is responsible for all utility charges as well as all maintenance of the leased premises including, but not limited to, the mechanical, electrical and plumbing systems. The Landlord is responsible for maintenance of the roof, exterior walls and structural integrity of the building, which comprises the leased premises, and the common areas of the Shopping Center including, but not limited to, the parking areas.

VISSIA WATERWAY, INC.

On November 6, 2019, VISSIA Waterway, Inc. (f/k/a Novopelle Waterway, Inc.) entered into a Lease Agreement with 20 & 25 Waterway Holdings, LLC to lease and occupy approximately 1,254 square feet of commercial retail space located at 25 Waterway, Suite 150, The Woodlands, Texas to operate a newly established Med Spa (the “Waterway Lease Agreement”).

Lease Term - The Waterway Lease Agreement has a term of five (5) years beginning on February 25, 2020.

Base, Additional and Percentage Rent Expense - The annual base rent is $53,922, or $43 per square foot, and increases at a rate of three percent (3%) per annum until the end of the lease term (the “Base Rent”). In addition to the Base Rent, VISSIA Waterway is required to reimburse the landlord for its pro-rata share of all real estate taxes and assessments, hazard and liability insurance and common area maintenance costs for the entire shopping center (the “Additional Rent” or “Triple Net”). At execution of the Waterway Lease Agreement, the Additional Rent was estimated at $15.59 per square foot per year.

In addition to both the Base Rent and Additional Rent, VISSIA Waterway is required to pay to Landlord a percentage rent equal to six percent (6%) of gross sales generated by VISSIA Waterway (the “Percentage Rent”). The Percentage Rent is only required to be paid to the landlord once VISSIA Waterway has exceeded $1,000,000 in gross sales for each calendar year during the term.

Security Deposits - Upon the execution of the Waterway Lease Agreement, VISSIA Waterway agreed to prepay the first full month’s Base Rent plus Triple Net charges along with a security deposit equal to the last three (3) months Base Rent plus Triple Net charges paid upon lease execution, provided however, that the landlord has agreed to refund two (2) months of the security deposit back to VISSIA Waterway after the third (3rd) month, which refund is not is not currently due until three consecutive rent payments have been made. Such rent payments have been delayed due to COVID-19 issues.

Tenant Improvement Allowance - The Landlord provided VISSIA Waterway with a Tenant Improvement Allowance of $10.00 per square foot, or $12,540, towards improvements to the leased premises.

Utilities and Maintenance - VISSIA Waterway is be responsible for all utility charges as well as all maintenance of the leased premises including, but not limited to, the mechanical, electrical and plumbing systems. The Landlord is responsible for maintenance of the roof, exterior walls and structural integrity of the building, which comprises the leased premises, and the common areas of the Shopping Center including, but not limited to, the parking areas.

LEGEND NUTRITION, INC.

In connection with the Asset Purchase Agreement dated October 18, 2019, the Company is making lease payments in connection with Legend Nutrition Inc.’s lease. Legend Nutrition, Inc. currently leases and occupies approximately 1,206 square feet of commercial retail space located at 2851 Craig Drive, Suite #204, McKinney, TX 75070 (the “Legend Nutrition Lease Agreement”). The Legend Nutrition Lease Agreement has a term of five (5) years commencing on January 8, 2016 and ends in January, 2021. The annual base rent is $31,959 and Legend Nutrition is required to reimburse the landlord for its pro-rata share of all real estate taxes and assessments, hazard and liability insurance and common area maintenance costs for the entire shopping center (the “Additional Rent” or “Triple Net”). Legend Nutrition is be responsible for all utility charges as well as all maintenance of the leased premises including, but not limited to, the mechanical, electrical and plumbing systems. The Landlord is responsible for maintenance of the roof, exterior walls and structural integrity of the building, which comprises the leased premises, and the common areas of the Shopping Center including, but not limited to, the parking areas.

NOVOPELLE TYLER, INC.

On January 6, 2020, Novopelle Tyler, Inc. (“Novopelle Tyler”) entered into a Lease Agreement with Asher Park, LLC to lease and occupy approximately 1,900 square feet of commercial retail space located in Tyler, Texas to operate a planned new Novopelle Med Spa location.

Lease Term - The Lease Agreement has a term of 60 months (or five (5) years), and commences 120 days from the later of the fully executed Lease Agreement, delivery of premises, and delivery of a construction permit from the City of Tyler, which has not occurred to date.

Base, Additional and Percentage Rent Expense - The annual base rent is $34,200, or $18 per square foot, for the first 36 months and then increases to an annual base rent of $36,100, or $19 per square foot, for the remaining 24 months (the “Base Rent”). In addition to the Base Rent, Novopelle Tyler is required to reimburse the landlord for its pro-rata share of all real estate taxes and assessments, hazard and liability insurance and common area maintenance costs for the entire shopping center (the “Additional Rent” or “Triple Net”). At execution of the Lease Agreement, the Additional Rent was estimated at $6.00 per square foot per year.

Security Deposits – Upon the execution of the Lease Agreement, Novopelle Tyler agreed to pay a security deposit equal to the full first month’s Base Rent plus Triple Net charges in the amount of $3,800.

Tenant Improvement Allowance – The Landlord has agreed to provide Novopelle Tyler with a Tenant Improvement Allowance of up to $70.00 per square foot, or $133,000, towards improvements to the leased premises that are affixed and permanent in nature. The Tenant Improvement Allowance will be paid by Landlord to Novopelle Tyler upon the completion of construction work performed and satisfactory inspection of such, Landlord’s receipt of contractor’s signed lien releases, and Novopelle Tyler’s official opening for business.

Utilities and Maintenance – Novopelle Tyler is responsible for all utility charges as well as all maintenance of the leased premises including, but not limited to, the mechanical, electrical and plumbing systems. The Landlord is responsible for maintenance of the roof, exterior walls and structural integrity of the building, which comprises the leased premises, and the common areas of the Shopping Center including, but not limited to, the parking areas.

CAPITOL CITY SOLUTIONS USA, INC.

On January 3, 2020, Capitol City Solutions USA, Inc. (“CCS”) entered into a Lease Agreement with Asher Park, LLC to lease and occupy approximately 1,516 square feet of commercial office space located in Tyler, Texas to be used for CCS’s corporate offices and headquarters.

Lease Term – The Lease Agreement has a term of 60 months ((5) years) and 29 days, commences on January 3, 2020 and ends on January 31, 2025. The property is move in ready and the Lease Agreement does not provide for any tenant improvement allowances.

Base, Additional and Percentage Rent Expense – The annual base rent is $27,288, or $18 per square foot, for the term of the Lease Agreement. In addition to the base rent, CCS is required to reimburse the landlord for its pro-rata share of all real estate taxes and assessments, hazard and liability insurance and common area maintenance costs for the entire shopping center. At execution of the Lease Agreement, such additional rent was estimated at $6.00 per square foot per year.

Security Deposits – Upon the execution of the Lease Agreement, CCS agreed to pay a security deposit equal to the full first month’s base rent plus estimated additional rent charges in the amount of $3,032.

Utilities and Maintenance – CCS is responsible for all utility charges as well as all maintenance of the leased premises including, but not limited to, the mechanical, electrical and plumbing systems. The Landlord is responsible for maintenance of the roof, exterior walls and structural integrity of the building, which comprises the leased premises, and the common areas of the Shopping Center including, but not limited to, the parking areas.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we may become a party to lawsuits involving various matters. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows. We are currently subject to the lawsuits described below:

Robert Holden vs AMIH

On October 14, 2019, Robert Holden, the Company’s former CEO, filed a Petition and Application for Temporary Restraining Order in the District Court of Harris County, Texas against the Company stating that the Company is blocking Mr. Holden’s legal right to trade his shares in the open market and further attempting to stake his claim that he maintains his rights to the 3,800,000 shares he received in connection with his acceptance as CEO on or around May 31, 2018. The Company is maintaining the position that Mr. Holden does not have the right to those shares as he was in breach of his obligation to convey that certain digital marketing business to the Company and subsequently resigned from the Company shortly thereafter, on or around August 15, 2018 and that he procured the shares through fraud. On November 11, 2019, the Company issued a response with a Motion to Dismiss Under the Texas Citizen’s Participation Act (TCPA) citing that any declaratory judgment and breach of contract claims be dismissed unless Mr. Holden can, through “clear and specific evidence”, establish a prima facie case for each essential element of his claims. After an attempt to remand the case to federal court, the Company filed an amended notice of submission for its TCPA motion for submission on May 18, 2020, whereby Holden failed to respond to the motion in a timely manner. On May 18, 2020, the Company filed a response in support of its motion to dismiss under the TCPA, which was denied on June 3, 2020. Immediately thereafter, on June 4, 2020, the Company filed a notice of accelerated interlocutory appeal to appeal the denial of the motion to dismiss under the TCPA and the trial courts failure to rule on the Company’s objection to the timeliness of Holden’s response. The outcome of this action, and the ultimate outcome of the lawsuit is currently unknown at this time, provided that the Company intends to vehemently defend itself against the claims made in the lawsuit.

AMIH vs. Winfred Fields

On November 11, 2019, the Company filed an original petition and jury demand against Winfred Fields, a shareholder, in the 458th Judicial District Court of Fort Bend County seeking damages related to breach of contract and fraud related charges. The Company executed an exchange agreement with Mr. Fields on or around April 12, 2019 whereby Mr. Fields was required to tender to the Company a total of 650,000 of the 750,000 shares the Company’s common stock that Mr. Fields owned (the “Exchanged Shares”) in exchange for a promissory note with a maturity date of April 12, 2021 payable in the amount of $42,500 (the “Fields Note”). The Exchange Agreement required that Mr. Fields immediately return the stock certificates for the Exchanged Shares to the Company or its designated agent for immediate cancellation and for Mr. Fields to retain the remaining 100,000 shares. Fields agreed in the Exchange Agreement that these shares would not become unrestricted until such time as Fields received an opinion of counsel satisfactory to the Company that the shares were not restricted for trade under SEC regulations. After executing the Exchange Agreement, Mr. Fields—rather than return the Exchanged Shares or obtain said opinion of counsel—attempted to deposit and trade the Exchanged Shares and the restricted shares, which was a direct violation of the Exchange Agreement. The Company asserts that Mr. Fields knowingly, willingly and fraudulently attempted to deposit and trade the Exchanged Shares and is seeking damages and equitable relief. Upon several attempts to serve Mr. Fields, service was perfected on or around February 3, 2020. On March 2, 2020, Mr. Fields filed a response generally denying all claims. On May 22, 2020, the Company filed its first request for production and request for disclosure and discovery insisting that Mr. Fields produce all documentation related to the fraudulent transaction and is awaiting a response to these requested discovery items. The outcome of this action is currently unknown at this time. In November 2019, the Company was able to recover the 650,000 shares which have been cancelled.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Pink Market maintained by OTC Markets Group Inc. under the symbol “AMIH”. Until recently the market for our common stock has been highly illiquid and sporadic. For the periods indicated, the following table sets forth the high and low sales prices per share of our common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2019		Fiscal 2018
	High	Low	High	Low
First Quarter ended March 31	$2.40	$1.00	$2.50	$1.00
Second Quarter ended June 30	$2.00	$1.00	$6.00	$1.00
Third Quarter ended September 30	$2.00	$1.00	$5.00	$5.00
Fourth Quarter ended December 31	$2.40	$0.61	$2.55	$2.40

As of June 19, 2020, our shares of common stock were held by approximately 244 stockholders of record. The transfer agent for our common stock is First American Stock Transfer, Inc. in Phoenix, AZ.

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

Description of Capital Stock

Common Stock

Voting Rights. Each share of our common stock is entitled to one vote on all stockholder matters. Shares of our common stock do not possess any cumulative voting rights.

Except for the election of directors, if a quorum is present, an action on a matter is approved if it receives the affirmative vote of the holders of a majority of the voting power of the shares of capital stock present in person or represented by proxy at the meeting and entitled to vote on the matter, unless otherwise required by applicable law, Nevada law, our Articles of Incorporation, as amended or Bylaws, as amended. The election of directors will be determined by a plurality of the votes cast in respect of the shares present in person or represented by proxy at the meeting and entitled to vote, meaning that the nominees with the greatest number of votes cast, even if less than a majority, will be elected. The rights, preferences and privileges of holders of common stock are subject to, and may be impacted by, the rights of the holders of shares of any series of preferred stock that we have designated, or may designate and issue in the future.

Dividend Rights. Each share of our common stock is entitled to equal dividends and distributions per share with respect to the common stock when, as and if declared by our Board of Directors, subject to any preferential or other rights of any outstanding preferred stock.

Liquidation and Dissolution Rights. Upon liquidation, dissolution or winding up, our common stock will be entitled to receive pro rata on a share-for-share basis, the assets available for distribution to the stockholders after payment of liabilities and payment of preferential and other amounts, if any, payable on any outstanding preferred stock.

Fully Paid Status. All outstanding shares of the Company’s common stock are validly issued, fully paid and non-assessable.

Listing. Our common stock is quoted on the OTC Pink Market maintained by OTC Market Group Inc. under the symbol “AMIH”.

Other Matters. No holder of any shares of our common stock has a preemptive right to subscribe for any of our securities, nor are any shares of our common stock subject to redemption or convertible into other securities.

Preferred Stock

On May 18, 2020, the Board of Directors of the Company approved the filing of (a) an Amended and Restated Certificate of Designation of the Company’s Series A Preferred Stock (the “Series A Preferred Stock” and the “Series A Designation”); and (b) an Amended and Restated Certificate of Designation of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock” and the “Series B Designation”), with the Secretary of State of Nevada, which designations were filed with, and became effective with, the Secretary of State of Nevada on the same date. The Series A Designation designated three shares of Series A Preferred Stock and the Series B Designation designated 2,000,000 shares of Series B Preferred Stock.

Series A Preferred Stock

The Series A Designation provides for the Series A Preferred Stock to have the following rights:

Dividend Rights. The Series A Preferred Stock do not accrue dividends.

Liquidation Preference. The Series A Preferred Stock have no liquidation preference.

Conversion Rights. The Series A Preferred Stock have no conversion rights.

Voting Rights. For so long as any shares of Series A Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, have the right to vote on all shareholder matters (including, but not limited to at every meeting of the stockholders of the Company and upon any action taken by stockholders of the Company with or without a meeting) equal to sixty percent (60%) of the total vote (the “Total Series A Vote” and the “Voting Rights”). For example, if there are 10,000 shares of the Company’s common stock issued and outstanding at the time of a shareholder vote, the holders of the Series A Preferred Stock, voting separately as a class, will have the right to vote an aggregate of 15,000 shares, out of a total number of 25,000 shares voting.

Additionally, so long as Series A Preferred Stock is outstanding, the Company shall not, without the affirmative vote of the holders of at least 66-2/3% of all outstanding shares of Series A Preferred Stock, voting separately as a class (i) amend, alter or repeal any provision of the Articles of Incorporation or the Bylaws of the Company so as to adversely affect the designations, preferences, limitations and relative rights of the Series A Preferred Stock, (ii) effect any reclassification of the Series A Preferred Stock, (iii) designate any additional series of preferred stock, the designation of which adversely effects the rights, privileges, preferences or limitations of the Series A Preferred Stock; or (iv) amend, alter or repeal any provision of the Series A Designation (except in connection with certain non-material technical amendments).

Notwithstanding the above, no shares of Series A Preferred Stock held by any person who is not a then member of the Board of Directors of the Company (each a “Non-Director Holder”), shall have any Voting Rights and the Voting Rights of all other shares of Series A Preferred Stock (including, but not limited to the Total Series A Vote) shall be calculated without regard to, and without taking into account, the shares of Series A Preferred Stock held by such Non-Director Holder.

Redemption Right. The Company has the option in its sole discretion, at any time, with the majority consent or approval of the Board of Directors of the Company, to redeem any outstanding shares of Series A Preferred Stock of the Company held by any Non-Director Holder, by paying the Non-Director Holder(s) a redemption price of $1.00 per share for each such Series A Preferred Stock shares redeemed (the “Redemption Amount”, and each a “Redemption”). The payment by the Company to the Non-Director Holder (at such Non-Director Holder’s address of record) of the Redemption Amount in connection with a Redemption automatically results in the cancellation, termination and invalidation of any outstanding Series A Preferred Stock held by a Non-Director Holder or his, her or its assigns.

Purchase Right. In the event the Company is legally prohibited from exercising the redemption right discussed above, any one or more of the other holders of the Series A Preferred Stock, other than any Non-Director Holder(s) (the “Director Holders”), have the option, exercisable in their sole discretion, to purchase their pro rata share of any shares of Series A Preferred Stock held by any Non-Director Holder(s) for $1.00 per share of Series A Preferred Stock (the “Purchase Amount”, and the “Purchase”). The payment by the Director Holder(s) of the Series A Preferred Stock to the Non-Director Holder of the Purchase Amount automatically, and without any required action by the Director Holder(s) or the Non-Director Holder, results in the transfer of the rights to, and ownership of, such Series A Preferred Stock held by a Non-Director Holder or his, her or its assigns, to the Director Holder(s), pro rata with their payment of the Purchase Amount.

Protective Provisions. Subject to the rights of series of preferred stock which may from time to time come into existence, so long as any shares of Series A Preferred Stock are outstanding, the Company cannot without first obtaining the approval (by written consent, as provided by law) of the holders of a majority of the then outstanding shares of Series A Preferred Stock, voting together as a class:

(a) Issue any additional shares of Series A Preferred Stock after the original issuance of shares of Series A Preferred Stock;

(b) Increase or decrease the total number of authorized or designated shares of Series A Preferred Stock;

(c) Effect an exchange, reclassification, or cancellation of all or a part of the Series A Preferred Stock;

(d) Effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of Series A Preferred Stock; or

(e) Alter or change the rights, preferences or privileges of the shares of Series A Preferred Stock so as to affect adversely the shares of such series, including the rights set forth in the Series A Designation.

Transfer Restrictions. Each holder of Series A Preferred Stock is prohibited from Transferring any shares of Series A Preferred Stock. “Transfer” means directly or indirectly (a) offering for sale, selling, pledging, hypothecating, transferring, assigning or otherwise disposing of (or enter into any transaction or device that is designed to, or could be expected to, result in the sale, pledge, hypothecation, transfer, assignment or other disposition at any time) (including, without limitation, by operation of law); or (b) entering into any swap or other derivatives transaction that transfers to another, in whole or in part, any of the benefits or risks of ownership of the applicable securities, whether any such transaction is to be settled by delivery of securities or other securities, in cash or otherwise.

Series B Convertible Preferred Stock

The Series B Designation provides for the Series B Preferred Stock to have the following rights:

Dividend Rights. The Series B Preferred Stock does not accrue any dividends, but the Series B Preferred Stock holders are entitled to share in dividends paid to the holders of the Company’s common stock to the same extent that such holders would have received such dividends had they converted the Series B Preferred Stock into common stock pursuant to the conversion rights discussed below.

Liquidation Preference. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary (each a “Liquidation Event”), the holders of Series B Preferred Stock are entitled to receive pari passu with any distribution of any of the assets of the Company to the holders of the Company’s common stock, but not prior to any holders of senior securities (which include holders of capital leases, other preferred stock and debt holders, and banks or others, which hold priority liquidation preferences over the assets of the Company), which holders of the senior securities have priority to the distribution of any assets of the Company, an amount per share for each share of Series B Preferred Stock held by them equal to $1.00 per share.

Conversion Rights. Each share of Series B Preferred Stock may be converted, at the option of the holder thereof, into that number of shares of common stock of the Company as equals $1.00 divided by 90% of the average of the volume weighted average prices (“VWAP”) of the Company’s common, for the five trading days immediately preceding the date the notice of conversion is received, with any remainder rounded to the hundredths place. Notwithstanding the above, at no time may the Series B Preferred Stock be converted into shares of our common stock by any holder, if such conversion would result in such holder thereof and its affiliates owning an aggregate of in excess of 4.999% of the then outstanding shares of our common stock, which amount may be increased to 9.999% on a per holder basis, upon 61 days’ prior written notice.

Voting Rights. The Series B Preferred Stock have no voting rights on general corporate matters, provided that the Series B Designation does contain customary protective provisions restricting the Company’s ability to undertake any of the following without the approval of a majority in interest of such shares of Series B Preferred Stock:

(a) Increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series B Preferred Stock;

(b) Re-issue any shares of Series B Preferred Stock converted pursuant to the terms of the Series B Designation;

(c) Issue any shares of Series B Preferred Stock other than pursuant to the SPA;

(d) Alter or change the rights, preferences or privileges of the shares of Series B Preferred Stock so as to affect adversely the shares of such series; or

(e) Amend or waive any provision of the Company’s Articles of Incorporation or Bylaws relative to the Series B Preferred Stock so as to affect adversely the shares of Series B Preferred Stock in any material respect as compared to holders of other series of shares.

Redemption Rights. The Series B Preferred Stock have no redemption rights.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the year ended December 31, 2019 and from the period from January 1, 2020 to the filing date of this report, which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

A registrant such as the Company, that qualifies as a smaller reporting company, as defined by §229.10(f)(1), is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Report. The following discussion contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, particularly under “Risk Factors,” and in other reports we file with the SEC. All references to years relate to the calendar year ended December 31 of the particular year. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report.

Plan of Operations

The Company intends to continue to grow its business both organically and through identifying acquisition targets over the next 12 months in both the MedSpa and nutritional supplement space. Specifically, the Company will continue to identify strategic locations in which to establish new Legend Nutrition branded supplement and vitamin stores as well as VISSIA branded MedSpa locations while at the same time seek out potential acquisitions of currently operating supplement stores and MedSpa locations, funding permitting. As these opportunities arise, the Company will determine the best method for financing its growth which may include the issuance of additional debt instruments, common stock, preferred stock, or a combination thereof, all of which may result in significant dilution to existing shareholders. The Company will also seek to raise capital through the issuance of shares under its ongoing Regulation A offering, in which the Company is offering for sale up to 10,000,000 shares of common stock at $0.50 per share, for a total of up to $5,000,000 in gross offering proceeds, assuming all securities are sold.

Results of Operations for AMIH

The Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Revenues

We had revenues of $1,913,987 for the year ended December 31, 2019, compared to revenues of $35,913 for the year ended December 31, 2018. The significant increase in revenues in 2019 was due primarily to two construction contracts for an apartment and clubhouse rebuild at Gateway Village, Texas and the replacement of a roof replacement at Port Arthur, Texas. The total contract revenues totaled $7,333,264.

We recognized revenues in according with Accounting Standards Codification (ASC) Topic 606. A five-step process has been designed for the individual or pool of contracts to keep financial statements focused on this principle. Revenues from fixed-price and cost-plus contracts are recognized on the percentage of completion method, whereby revenues on long-term contracts were recorded on the basis of the Company’s estimates of the percentage of completion of contracts based on the ratio of actual cost incurred to total estimated costs. This cost-to-cost method was used because management considered it to be the best available measure of progress on these contacts. Revenues from cost-plus-fee contracts were recognized on the basis of costs incurred during the period plus the fee earned, measured on the cost-to-cost method. Revenues from time-and-material and rate chart contracts were recognized currently as work is performed. During the year ended December 31, 2019, we recognized revenues of $1,717,566 in connection with these two construction contracts. The revenues in 2018 were primarily generated from a Novopelle branded medical spa facility located in McKinney, Texas.

Cost of Revenues

We had cost of revenues in amount of $1,627,136 for the year ended December 31, 2019, compared to cost of revenues in amount of $8,895 for the year ended December 31, 2018. Cost of revenues include all direct material, sub-contractor, labor and certain other direct costs, as well as those indirect costs related to contract performance, such as indirect labor and fringe benefits. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to cost and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period. Claims for additional contract revenue are recognized when realization of the claim is probable and the amount can be reasonably determined.

The cost of revenues in 2018 were primarily attributable to a Novopelle branded medical spa facility located in McKinney, Texas.

Operating Expenses

General and administrative expenses were $3,223,191 and $23,947 for the years ended December 31, 2019 and 2018, respectively. The significant increase in 2019 was due primarily to stock-based compensation in the amount of $2,303,390, and professional expenses incurred because of being a public company (for legal, financial reporting, accounting and auditing compliance). General and administrative expenses in 2018 were in connection with the operation of the Novopelle branded medical spa facility located in McKinney, Texas.

Other Expenses

During the years ended December 31, 2019 and 2018, we incurred interest expenses of $69,916 and $10,591, respectively, of which $8,995 and $2,136, respectively, were recorded as imputed interest in connection with related party loans. The amortization of debt discount and loss due to change in derivative liabilities were $76,230 and $147,495, respectively, in 2019. There was no amortization of debt discount and loss due to change in derivative liabilities in 2018. We also had $17,733 of other income in 2019, compared to no other income in 2018.

Net Loss

We had a net loss of $3,212,248, or $0.13 per share, for the year ended December 31, 2019, compared to a net loss of $7,520, or $0.00 per share, for the year ended December 31, 2018. The increase in net loss in 2019 was primarily attributable to non-cash expenses in connection with stock-based compensation and the change in derivative values associated with outstanding convertible debt in the amount of $147,495, offset by the increase in gross profit, each as discussed above. We did not have non-cash expenses in 2018.

Liquidity and Capital Resources

As of December 31, 2019 and 2018, the Company had total assets of $2,192,477 and $123,350, respectively.

As of December 31, 2019, the Company had total liabilities of $3,301,410, which consisted of accounts payable and accrued interest and liabilities in the amount of $164,379, rights-of-use liability of $280,703, notes payable to related parties and non-related parties in the amount of $739,585, net of debt discount of $351,270, derivative liabilities of $458,745 and billing in excess of costs and estimated earnings in amount of $1,657,998. The Company had a total stockholders’ deficit of $1,108,933 as of December 31, 2019.

During the year ended December 31, 2019, net cash provided by operating activities was $900,435, compared to net cash used in operating activities of $15,810 in 2018. Positive cash flows during the year ended December 31, 2019 were due primarily to non-cash expenses, including stock based compensation of $2,303,390, amortization of debt discount of $76,230, changes in derivative liabilities by $147,495, plus the increase in billing in excess of costs and estimated earnings by $1,657,998, offset by our net losses of $3,212,248. Comparatively, cash used in operating activities for the year ended December 31, 2018 was due primarily to the net loss of $7,520, plus the increase in prepaid expenses of $8,866 and decrease in rent deposit by $9,210.

During the years ended December 31, 2019 and 2018, we had cash used in investing activities of $103,554 and $42,276, respectively, of which $33,554 and $42,276, respectively, were attributable to capital expenditure for property and equipment, and $70,000 and $0, respectively, were used to purchase licenses.

During the years ended December 31, 2019 and 2018, net cash flows provided by financing activities were $443,033 and $76,882, respectively, primarily attributable to the proceeds from notes payable to related parties and non-related parties during the respective years. We had proceeds of $165,571 from related party borrowings and proceeds of $370,000 from non-related party borrowings in 2019, compared to proceeds of $119,306 and $7,000, respectively, in 2018. We made repayments of $121,038 to related party borrowings and repayments of $6,500 to non-related party borrowings in 2019, compared to repayments of $42,424 and $7,000, respectively, in 2018. We had proceeds of $35,000 from sales of stock in 2019, and we did not have any proceeds from sales of stock in 2018.

We had cash of $1,258,710 as of December 31, 2019, and a working capital deficit of $1,097,497. On the short-term basis, we will be required to raise a significant amount of additional funds over the next 12 months to sustain operations. On the long-term basis, we will potentially need to raise capital to grow and develop our business.

It is likely that we will require significant additional financing within the next 12 months and if we are unable to raise the needed funds on an acceptable basis, we may be forced to cease or curtail operations.

Additional information regarding the Company’s (a) accrued compensation for related parties can be found in Note 7; (b) notes payable can be found in Note 8; and (c) related party loans can be found in Note 9, to the audited financial statements included herein under “Item 8. Financial Statements and Supplementary Data”.

Critical Accounting Policies

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

Revenues from fixed-price and cost-plus contracts are recognized on the percentage of completion method, whereby revenues on long-term contracts are recorded on the basis of the Company’s estimates of the percentage of completion of contracts based on the ratio of actual cost incurred to total estimated costs. This cost-to-cost method is used because management considers it to be the best available measure of progress on these contacts. Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned, measured on the cost-to-cost method.

Revenues from time-and-material and rate chart contracts are recognized currently as work is performed.

Revenues from maintenance service contracts are recognized on a straight-line basis over the life of the contract once the Company has an agreement, service has begun, the price is fixed or determinable and collectability is reasonably assumed.

Cost of revenues include all direct material, sub-contractor, labor and certain other direct costs, as well as those indirect costs related to contract performance, such as indirect labor and fringe benefits. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to cost and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period. Claims for additional contract revenue are recognized when realization of the claim is probable and the amount can be reasonably determined.

The asset, “cost and estimated earnings in excess of billings on uncompleted contract” represents revenues recognized in excess of amounts billed, which was $0 as of December 31, 2019. The liability, “billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized, which was $1,657,998 as of December 31, 2019.

Fair value of financial instruments

The Company measures its financial and non-financial assets and liabilities, as well as makes related disclosures, in accordance with FASB Accounting Standards Codification No. 820, Fair Value Measurement (“ASC 820”), which provides guidance with respect to valuation techniques to be utilized in the determination of fair value of assets and liabilities. Approaches include, (i) the market approach (comparable market prices), (ii) the income approach (present value of future income or cash flow), and (iii) the cost approach (cost to replace the service capacity of an asset or replacement cost). ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one more significant inputs or significant value drivers are unobservable.

Our financial instruments include cash, accounts receivable, other receivable, inventories, accounts payable, accrued liabilities, convertible note payable, and derivative liabilities.

The carrying values of the Company’s cash, accounts receivable, other receivable, inventories, accounts payable, accrued liabilities approximate their fair value due to their short-term nature.

The Company’s convertible note payable are measured at amortized cost.

The derivative liabilities are stated at their fair value as a level 3 measurement. The Company used the Lattice Model to determine the fair values of these derivative liabilities. See Note 8 and Note 9 of the audited financial statements included herein under “Item 8. Financial Statements and Supplementary Data”, for the Company’s assumptions used in determining the fair value of these financial instruments.

Convertible note payable

The Company accounts for convertible note payables in accordance with the Under Financial Accounting Standard Board (“FASB”) Accounting Standards Codification No. 815, Derivatives and Hedging, since the conversion feature is not indexed to the Company’s stock and can’t be classified in equity. The Company allocates the proceeds received from convertible note payable between the liability component and conversion feature component. The conversion feature that is considered embedded derivative liabilities has been recorded at their fair value as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The Company has also recorded the resulting discount on debt related to the conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

Derivative liabilities

The Company accounts for derivative liabilities in accordance with the FASB Accounting Standards Codification No. 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires companies to recognize all derivative liabilities in the balance sheet at fair value, and marks it to market at each reporting date with the resulting gains or losses shown in the Statement of Operations.

Stock based compensation

The Company recognizes compensation costs to employees under FASB Accounting Standards Codification 718 “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options and warrants. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

On July 27, 2018, the inception date, the Company adopted ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned.

Off-Balance Sheet Arrangements

As of December 31, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	40
Financial Statements:
Consolidated Balance Sheets – December 31, 2019 and December 31, 2018	41
Consolidated Statements of Operations – For the Year Ended December 31, 2019 and Period from January 31, 2018 (Inception) to December 31, 2018	42
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) – For the Year Ended December 31, 2019 and for the Period from January 31, 2018 (Inception) to December 31, 2018	43
Consolidated Statements of Cash Flows – For the Year Ended December 31, 2019 and for the Period from January 31, 2018 (Inception) to December 31, 2018	44
Notes Financial Statements	45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of American International Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American International Holdings Corp. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2019 and the period from January 31, 2018 (inception) through December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019 and the period from January 31, 2018 (inception) through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans about these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS. PLLC
We have served as the Company’s auditors since 2017.

Houston, Texas
June 26, 2020

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Balance Sheets

As of December 31, 2019 and 2018

	December 31, 2019	December 31, 2018

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,258,710	$18,796
Inventory	16,484	-
Prepayment and deposits	365,520	8,866
TOTAL CURRNET ASSETS	1,640,714	27,662

INTANGIBLE ASSETS
Licenses	95,000	-
Goodwill	29,689	-
NET INTANGIBLE ASSETS	124,689	-

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $19,744 and $0	154,815	86,478
Right-of-use asset - operating lease	267,482	-
Rent deposits	4,777	9,210
NET NON-CURRENT ASSETS	427,074	95,688

TOTAL ASSETS	$2,192,477	$123,350

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$63,315	$-
Accrued interest payable	42,564	-
Accrued compensation - related parties	58,500	-
Right-of-use liability - operating lease	80,629	7,650
Convertible notes payable, net of debt discount of $282,144 and $0	144,106	-
Loans payable	98,500	-
Loans payable to related parties, net of discount of $69,126 and $0	133,854	121,084
Derivative liabilities	458,745	-
Billing in excess of costs and estimated earnings	1,657,998	-
TOTAL CURRENT LIABILITIES	2,738,211	128,734

LONG-TERM LIABILITIES
Right-of-use liability - operating lease	200,074	-
Long-term debt - related parties	363,125	-
TOTAL LONG-TERM LIABILITIES	563,199	-

TOTAL LIABILITIES	$3,301,410	$128,734

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	$-	$-
Common stock (par value $.0001, 195,000,000 shares authorized, of which 27,208,356 and 18,000,000 shares issued and outstanding as of December 31, 2019 and 2018, respectively)	2,721	1,800
Treasury stock, at cost;	(103,537)	-
Common stock payable	25,000	-
Additional paid in capital	2,186,651	336
Retained earnings (deficit)	(3,219,768)	(7,520)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,108,933)	(5,384)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,192,477	$123,350

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Statements of Operations

For the Year Ended December 31, 2019 and for the Period from
January 31, 2018 (Inception) to December 31, 2018

	For the Year Ended December 31, 2019	For the Period from January 31, 2018 (Inception) to December 31, 2018

Revenues
Revenues	$1,913,987	$35,913
Cost of revenues	1,627,136	8,895
Gross profit	286,851	27,018

Operating expenses
General and administrative expenses	3,223,191	23,947
Total operating expenses	3,223,191	23,947

Income (Loss) from Operations	(2,936,340)	3,071

Other income (expenses)
Interest expenses	(69,916)	(10,591)
Amortization of debt discount	(76,230)	-
Change in derivative liabilities	(147,495)	-
Other income	17,733	-
Total other income (expenses)	(275,908)	(10,591)

Income (loss) before income taxes	(3,212,248)	(7,520)

Income taxes	-	-

Net Income (Loss)	$(3,212,248)	$(7,520)

Earnings (loss) per share
Basic	$(0.13)	$(0.00)
Dilutive	$(0.13)	$(0.00)

Weighted average number of shares outstanding
Basic	25,622,733	18,000,000
Dilutive	25,622,733	18,000,000

The accompanying notes are an integral part of the financial statements

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Year Ended December 31, 2019 and for the Period from
January 31, 2018 (Inception) to December 31, 2018

					Additional	Common	Retained		Total
	Preferred Stock		Common Stock		Paid-in	Stock	Earnings	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Stock	(Deficit)

Balance, January 31, 2018 (Inception)	-	$-	18,000,000	$1,800	$336	$-	$-	$-	$2,136

Net (loss)						-	(7,520)		(7,520)

Balance, December 31, 2018	-	$-	18,000,000	$1,800	$336	$-	$(7,520)	$-	$(5,384)

Effect of Reverse Merger 4/12/2019	-	-	10,933,356	1,093	(15,885)			(3,894)	(18,686)

Imputed interest	-	-			8,995				8,995

Issuance of common shares under private placement	-	-	100,000	10	9,990				10,000

Cancellation of common shares for long-term debt	-	-	(4,250,000)	(425)	(249,932)			(99,643)	(350,000)

Issuance of common shares for discount on loan	-	-	150,000	15	104,985				105,000

Issuance of common shares for licensing agreement	-	-	250,000	25	24,975				25,000

Issuance of common shares for note conversion	-	-	-	-	-	25,000			25,000

Issuance of common shares for services	-	-	2,025,000	203	2,303,187				2,303,390

Net (loss)							(3,212,248)		(3,212,248)

Balance, December 31, 2019	-	$-	27,208,356	$2,721	$2,186,651	$25,000	$(3,219,768)	$(103,537)	$(1,108,933)

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2019 and for the Period from
January 31, 2018 (Inception) to December 31, 2018

	For the Year Ended December 31, 2019	For the Period from January 31, 2018 (Inception) to December 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,212,248)	$(7,520)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation	19,744	-
Amortization of debt discount	76,230	-
Change in derivative liabilities	147,495	-
Convertible notes issued for services rendered	75,000	-
Stock issued for services rendered	2,303,390	-
Imputed interest expense	8,995	2,136
Non-cash lease expense	88,058
(Increase) decrease in operating assets:
Inventory	1,327	-
Prepaid expenses	(346,654)	(8,866)
(Decrease) increase in operating liabilities:
Accounts payable	58,102	-
Accrued interest payable	42,564	-
Accrued compensation - related parties	58,488	-
Lease Liabilities, net	(82,487)	7,650
Rent Deposit	4,433	(9,210)
Billing in excess of costs and estimated earnings	1,657,998	-
NET CASH (USED IN) OPERATING ACTIVITIES	900,435	(15,810)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for license	(70,000)	-
Capital expenditures for property and equipment	(33,554)	(42,276)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(103,554)	(42,276)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings - related parties	165,571	119,306
(Repayment) to borrowings - related parties	(121,038)	(42,424)
Proceeds from borrowings	370,000	7,000
(Repayment) to borrowings	(6,500)	(7,000)
Proceeds from sales of stock	35,000	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	443,033	76,882

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,239,914	18,796

CASH AND CASH EQUIVALENTS:
Beginning of period	18,796	-
End of period	$1,258,710	$18,796

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$27,352	$8,455

Non-cash transactions:
Leasehold improvement purchases financed	$-	$44,202
Equipment purchases financed with long-term debt	$37,027	$-
Common shares issued for notes payable	$350,000	$-
Common shares issued for licensing agreement	$25,000	$-
Common shares issued for debt inducement	$105,000	$-
Note issued for acquisition	$75,000	$-
Reverse acquisition	$18,686	$-
Discounts on convertible notes	$311,250	$-
Adoption of ASC 842	$355,540	$-

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Notes to Consolidated Financial Statements

December 31, 2019

(Audited)

Note 1 – Summary of Significant Accounting Policies

Organization, Ownership and Business

Prior to May 31, 2018, American International Holdings Corp. (“AMIH” or the “Company”) was a 93.2% owned subsidiary of American International Industries, Inc. (“American” or “AMIN”) (OTCBB: AMIN). Effective May 31, 2018, the Company issued 10,100,000 shares of restricted common stock. As a result of the issuance of the common shares, a change in control occurred. American International Industries, Inc. ownership decreased from 93.2% to 6.4%. No one individual or entity owns at least 50% of the outstanding shares of the Company. Effective April 12, 2019, the Company changed its business focus to the services of medical spas.

On April 12, 2019, the Company entered into a Share Exchange Agreement (the “Agreement”) with Novopelle Diamond, LLC (“Novopelle”) and all three members of Novopelle, pursuant to which the Company issued 18,000,000 shares of the Company common stock to the members (three individuals) of Novopelle Diamond, LLC (“Novopelle”), a Texas limited company, to acquire 100% of the membership interests of Novopelle. The issuance of these shares represents a change in control of the Company. Concurrent with the issuance, Jacob Cohen, Esteban Alexander and Alan Hernandez, representing the three former members of Novopelle, were elected to the board of directors and to the office of Chief Executive Officer, Chief Operating Officer and Chief Marketing officer of the Company, respectively. Everett Bassie and Charles Zeller resigned as board members of the Company. This transaction was treated as a reverse acquisition for accounting purposes, with the Company remaining the parent company and Novopelle becoming a wholly-owned subsidiary of the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of AMIH and its wholly-owned subsidiaries: VISSIA McKinney, LLC (f/k/a Novopelle Diamond, LLC), VISSIA Waterway, Inc. (f/k/a Novopelle Waterway, Inc.), Legend Nutrition, Inc. and Capitol City Solutions USA, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented.

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents. There are no cash equivalents at December 31, 2019 and December 31, 2018.

The Company maintains the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per commercial bank. From time to time, cash in deposit accounts may exceed the FDIC limits, the excess would be at risk of loss for purposes of the statement of cash flows.

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method. The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. Total Value of Finished goods inventory as of December 31, 2019 was $16,484. No allowance was necessary as of December 31, 2019. The Company had no inventory as of December 31, 2018.

Net Loss Per Common Share

We compute net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no dilutive securities for the year ended December 31, 2019.

Property, Plant, Equipment, Depreciation, Amortization and Long-Lived Assets

Long-lived assets include:

Property, Plant and Equipment – Assets acquired in the normal course of business are recorded at original cost and may be adjusted for any additional significant improvements after purchase. We depreciate the cost evenly over the assets’ estimated useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Machinery and Equipment	5 years	0%
Furniture and fixture	7 years	0%
Computer and software	3 years	0%

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

Goodwill and indefinite-lived brands are not amortized, but are evaluated for impairment annually or when indicators of a potential impairment are present. Our impairment testing of goodwill is performed separately from our impairment testing of indefinite-lived intangibles. The annual evaluation for impairment of goodwill and indefinite-lived intangibles is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believe such assumptions are also comparable to those that would be used by other marketplace participants.

Fair value of financial instruments

The Company measures its financial and non-financial assets and liabilities, as well as makes related disclosures, in accordance with FASB Accounting Standards Codification No. 820, Fair Value Measurement (“ASC 820”), which provides guidance with respect to valuation techniques to be utilized in the determination of fair value of assets and liabilities. Approaches include, (i) the market approach (comparable market prices), (ii) the income approach (present value of future income or cash flow), and (iii) the cost approach (cost to replace the service capacity of an asset or replacement cost). ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one more significant inputs or significant value drivers are unobservable.

Our financial instruments include cash, inventories, prepayment and deposits, accounts payable, accrued liabilities, accrued interest payable, accrued compensation, convertible note payable, loans payable, derivative liabilities and billing in excess of costs and estimated earnings.

The carrying values of the Company’s cash, inventories, prepayment and deposits, accounts payable, accrued liabilities, accrued interest payable, accrued compensation, convertible note payable, short-term loans payable, derivative liabilities and billing in excess of costs and estimated earnings approximate their fair value due to their short-term nature.

The Company’s convertible note payable are measured at amortized cost.

The derivative liabilities are stated at their fair value as a level 3 measurement. The Company used the Lattice Model to determine the fair values of these derivative liabilities. See Note 8 and Note 9 for the Company’s assumptions used in determining the fair value of these financial instruments.

Convertible note payable

The Company accounts for convertible note payable in accordance with the FASB Accounting Standards Codification No. 815, Derivatives and Hedging, since the conversion feature is not indexed to the Company’s stock and can’t be classified in equity. The Company allocates the proceeds received from convertible note payable between the liability component and conversion feature component. The conversion feature that is considered embedded derivative liabilities has been recorded at their fair value as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The Company has also recorded the resulting discount on debt related to the conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

Derivative liabilities

The Company accounts for derivative liabilities in accordance with the FASB Accounting Standards Codification No. 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires companies to recognize all derivative liabilities in the balance sheet at fair value, and marks it to market at each reporting date with the resulting gains or losses shown in the Statement of Operations.

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

Concentration and Risks

The Company’s operations are subject to risks including financial, operational, regulatory and other risks including the potential risk of business failure.

For the year ended December 31, 2019, 89.7% of the Company’s revenues were derived from two major customers in connection with the construction contracts.

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

Revenues from fixed-price and cost-plus contracts are recognized on the percentage of completion method, whereby revenues on long-term contracts are recorded on the basis of the Company’s estimates of the percentage of completion of contracts based on the ratio of actual cost incurred to total estimated costs. This cost-to-cost method is used because management considers it to be the best available measure of progress on these contacts. Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned, measured on the cost-to-cost method.

Revenues from time-and-material and rate chart contracts are recognized currently as work is performed.

Revenues from maintenance service contracts are recognized on a straight-line basis over the life of the contract once the Company has an agreement, service has begun, the price is fixed or determinable and collectability is reasonably assumed.

Cost of revenues include all direct material, sub-contractor, labor and certain other direct costs, as well as those indirect costs related to contract performance, such as indirect labor and fringe benefits. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to cost and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period. Claims for additional contract revenue are recognized when realization of the claim is probable and the amount can be reasonably determined.

The asset, “cost and estimated earnings in excess of billings on uncompleted contract” represents revenues recognized in excess of amounts billed, which was $0 as of December 31, 2019. The liability, “billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized, which was $1,657,998 as of December 31, 2019.

Stock based compensation

The Company recognizes compensation costs to employees under FASB Accounting Standards Codification 718 “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options and warrants. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

On July 27, 2018, the inception date, the Company adopted ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned.

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

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement. A material related party transaction has been identified in Note 9 in the financial statements.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the effect of recently issued standards that are not yet effective will not have a material effect on its consolidated financial position or results of operations upon adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). Under ASU No. 2016-2, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, the Company adopted this standard on January 1, 2019 using the modified retrospective method. The new standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients’, which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs; and all of the new standard’s available transition practical expedients.

On adoption, the Company recognized a right of use asset of $355,540, operating lease liabilities of $363,108, based on the present value of the remaining minimum rental payments under current leasing standards for its existing operating lease.

The new standard also provides practical expedients for a company’s ongoing accounting. The Company elected the short-term lease recognition exemption for its leases. For those leases with a lease term of 12 months or less, the Company will not recognize ROU assets or lease liabilities.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” to simply the accounting for certain instruments with down round features. The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Further, companies that provide earnings per share (“EPS”) data will adjust the basic EPS calculation for the effect of the feature when triggered and will also recognize the effect of the trigger within equity. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company adopted this new standard on January 1, 2019 and did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820).” This standard modifies disclosure requirements related to fair value measurement and is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. The standard also allows for early adoption of any removed or modified disclosures upon issuance while delaying adoption of the additional disclosures until their effective date. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740)”. This standard simplifies the accounting for income taxes. This standard is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted for all entities. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718)”: Improvements to Nonemployee Share-Based Payment Accounting. This ASU was issued to expend the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Previously, these awards were recorded at the fair value of consideration received or the fair value of the equity instruments issued and were measured at the earlier of the commitment date of the date performance was completed. The amendments in this ASU require nonemployee share-based payment awards to be measured at the grant-date fair value of the equity instrument. ASU 2018-07 was effective for fiscal years, including interim periods within those fiscal years beginning after December 15, 2018. The Company adopted ASU 2018-07 effective on October 1, 2019 and it did not have a material impact on the Company’s consolidated financial statements.

Note 2 – Property and Equipment

Property and equipment was as follows at December 31, 2019 and December 31, 2018:

	December 31,	December 31,
	2019	2018
Leasehold improvements	$102,264	$85,016
Furniture & fixtures	23,115	1,462
Equipment	49,180	-
	174,559	86,478
Less accumulated depreciation and amortization	19,744	-
Net property and equipment	$154,815	$86,478

Depreciation and amortization expense for the years ended December 31, 2019 and 2018 was $19,744 and $0, respectively.

The Company incurred long-term debt in the amount of $37,027 during the year ended December 31, 2019 to purchase equipment used in its operations. The Company did not have such long-term debt during the year ended December 31, 2018.

Note 3 – Asset Purchase Agreement

On October 18, 2019, Legend Nutrition, Inc. (“Legend”), a wholly owned subsidiary of the Company entered into an Asset Purchase Agreement with David Morales (the “Asset Purchase Agreement”) to acquire all of the assets associated with and related to a retail vitamin, supplements and nutrition store located in Mckinney, TX previously doing business as “Ideal Nutrition”. Pursuant to the Asset Purchase Agreement, Legend purchased a variety of assets including software, contracts, bank and merchant accounts, products, inventory, computers, security systems and other intellectual properties (the “Assets”). For consideration of the Assets, Legend issued to Mr. Morales a promissory note in the amount of Seventy-Five Thousand US Dollars ($75,000) bearing an interest rate of five percent (5%) per annum and with a maturity date of one year (the “Promissory Note”).

Fair Value

Prepaid rent (3 months)	$10,000
Inventory	17,811
Property and equipment, net	17,500
Goodwill	29,689
Total	$75,000

Note 4 – Goodwill

As of December 31, 2019, the Company had goodwill of $29,689 in connection with the acquisition of the assets associated with and related to a retail vitamin, supplements and nutrition store located in Mckinney, TX, see Note 3.

Goodwill is not amortized, but is evaluated for impairment annually or when indicators of a potential impairment are present. The annual evaluation for impairment of goodwill is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believes such assumptions are also comparable to those that would be used by other marketplace participants. The Company determined no impairment adjustment was necessary for the periods presented.

Note 5 – Licensing Agreement

On June 27th, 2019, the Company executed an exclusive license agreement with Novo MedSpa Addison Corp (“Novo Medspa”) providing the Company with the exclusive rights to the Novopelle brand and to establish new Novopelle branded MedSpa locations on a worldwide basis (the “Exclusive License”). In consideration for the Exclusive License, the Company paid Novo MedSpa a one-time cash payment of $40,000 and issued to Novo MedSpa 250,000 shares of the Company’s common stock. The 250,000 shares of the Company’s common stock were valued at $0.10 per share or $25,000.

During the fourth quarter of 2019, the Company opened a new MedSpa location and paid Novo MedSpa a one-time cash payment of $30,000 as new location fee pursuant to the exclusive license agreement.

Note 6 – Operating Right-of-Use Lease Liability

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

As of December 31, 2019, the Company had 2 leasing agreements subject to ASC 842.

Location 1 – VISSIA Mckinney, LLC

On January 1, 2019, the Company recognized an operating right-of-use asset in the amount $287,206 and an operating lease liability in the amount of $294,774 in connection with Location 1. The lease term is eighty-four (84) months and expires in November 2025.

The following is a schedule, by year, of maturities of lease liabilities as of December 31, 2019:

2020	54,066
2021	54,951
2022	55,854
2023	56,776
2024	57,715
2025	53,828
Total undiscounted cash flows	333,190
Less imputed interest (8%)	(85,291)
Present value of lease liability	$247,899

Total rental expense related to this location for the year ended December 31, 2019 was $52,528.

The operating lease right-of-use asset net balance at December 31, 2019 related to this location was $234,678.

Location 2 – Legend Nutrition, Inc.

On January 1, 2019, the Company recognized an operating right-of-use asset in the amount $68,334 and an operating lease liability in the amount of $68,334 in connection with Location 2. The lease term is twenty-four (24) months and expires in December 2020.

The following is a schedule, by year, of maturities of lease liabilities as of December 31, 2019:

2020	37,085
Total undiscounted cash flows	37,085
Less imputed interest (8%)	(4,281)
Present value of lease liability	$32,804

Total rental expense related to this location for the year ended December 31, 2019 was $37,085.

The operating lease right-of-use asset net balance at December 31, 2019 related to this location was $32,804.

Note 7 – Accrued Compensation for Related Parties

At December 31, 2019, accrued compensation represents compensation for the Company’s executive officers from April 12, 2019 to December 31, 2019 in the amount of $193,500, less $135,000 that was paid.

On October 1, 2019, the Company entered into an Employment Agreement with Jesse L. Dickens, Jr. to serve as the Chief Executive Officer of the Company’s newly formed wholly owned subsidiary, Capitol City Solutions USA, Inc. (“CCS”) (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Dickens will receive an annual base salary of $120,000 which shall receive an equity grant in the amount of one million (1,000,000) shares of the Company’s common stock (the “Equity Shares”) pursuant to a vesting period of one-year, of which two-hundred and fifty thousand (250,000) shares were issued to Mr. Dickens at the signing of the Employment Agreement and the remaining shares issuable as follows: 250,000 shares on January 1, 2020, 250,000 shares on April 1, 2020, and 250,000 shares on July 1, 2020.

On October 18, 2019, Legend Nutrition entered into an Employment Agreement with Michael Ladner to serve as its Chief Executive Officer (the “Ladner Employment Agreement”). Pursuant to the Ladner Employment Agreement, Mr. Ladner will receive an annual base salary of $60,000 per annum which shall increase to $100,000 per annum starting January 1, 2020 through October 18, 2021. In addition, Mr. Ladner is eligible to receive cash performance bonuses equal to five percent (5%) of the net profits generated by each Legend Nutrition store location while the Mr. Ladner is employed by Legend. Further, Mr. Ladner may participate in equity incentive programs as determined by the Company from time to time. The Ladner Employment Agreement has a two-year term, provided, however, after the end of the term, the agreement will automatically renew for successive one-year terms.

Note 8 – Notes Payable

Notes payable represents the following at December 31, 2019:

Note payable to a related party dated May 17, 2019 for $30,000, with interest at 5% per annum and due on April 30, 2020. The Note is unsecured and is currently past due.	$30,000	(1)

Note payable to an individual dated July 8, 2019 for $40,000, with interest at 8% per annum and due on July 8, 2020. The Note is a convertible promissory note. The Note holder has the rights to convert all or any portion of the principal amount and accrued interest due on the Note into the shares issued in the Offering Statement at the offering price.	40,000	(2)

Note payable to a financial group dated August 26, 2019 for $75,000, with interest at 12% per annum and due on August 26, 2020. The Note is a convertible promissory note in the event of default. The Note holder has the rights to convert all or any portion of the principal amount and accrued interest due on the Note into the shares of the Company at the price equal to 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is quoted for the last ten (20) trading days immediately prior to but not including the Conversion Date.	75,000	(3)

Note payable to an unrelated party dated October 15, 2019 for $75,000, with interest at 10% per annum and due on July 15, 2020. The Note is a convertible promissory note. The Note holder has the rights to convert all of any portion of the principal amount and accrued interest due on the Note into the shares issued in the Offering Statement at the offering price. Furthermore, the Company issued 10,000 shares of the Company’s common stock to the unrelated party investor as further consideration to enter into the loan with the Company.	75,000	(4)

Note payable of $78,750 to an unrelated party dated October 28, 2019 for cash of $75,000, with interest at 10% per annum and due on October 28, 2020. The Note is a convertible promissory note. The conversion price is equal to the lesser of (i) the price per share of Common Stock sold to investors in the Offering Statement, or (ii) a variable conversion Price” equal to 60% multiplied by the lowest Trading Price for the Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date, representing a discount rate of 40%.	78,750	(5)

Note payable of $78,750 to an unrelated party dated October 28, 2019 for cash of $75,000, with interest at 10% per annum and due on October 28, 2020. The Note is a convertible promissory note. The conversion price equals the lesser of (i) the price per share of Common Stock sold to investors in the Offering Statement, or (ii) a variable conversion Price” equal to 60% multiplied by the lowest Trading Price for the Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date, representing a discount rate of 40%.	78,750	(6)

Note payable of $78,750 to an unrelated party dated October 28, 2019 for cash of $75,000, with interest at 10% per annum and due on October 28, 2020. The Note is a convertible promissory note. The conversion price shall equal the lesser of (i) the price per share of Common Stock sold to investors in the Offering Statement, or (ii) a variable conversion Price” equal to 60% multiplied by the lowest Trading Price for the Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date, representing a discount rate of 40%.	78,750	(7)

On October 18, 2019, Legend Nutrition, Inc. (“Legend”), a wholly owned subsidiary of the Company entered into an Asset Purchase Agreement with David Morales to acquire all of the assets associated with and related to a retail vitamin, supplements and nutrition store located in Mckinney, TX and currently identified and doing business as “Ideal Nutrition.” Pursuant to the Asset Purchase Agreement, Legend purchased a variety of assets including software, contracts, bank and merchant accounts, products, inventory, computers, security systems and other intellectual properties (the “Assets”). Legend is continuing to operate the business as Ideal Nutrition and intends to officially rebrand as Legend Nutrition in the upcoming months. For consideration of the Assets, Legend issued to Mr. Morales a promissory note in the amount of $75,000 bearing an interest rate of five percent (5%) per annum and with a maturity date of one year.	75,000
Less: partial repayment	(6,500)
	68,500	(8)
	$524,750
Less: unamortized discount	(282,144)
Total	$242,606
Convertible notes	$144,106
Non-convertible notes	$98,500

Note 9 – Loans to Related Parties

As of December 31, 2019, AMIH had a short-term note payable in the amount of $13,473 to Kemah Development Texas, LP, a company owned by Dror Family Trust, a related party.	$13,473

Note payable to a related party dated June 21, 2019 for $40,000, with interest at 8% per annum and due on June 21, 2020. The promissory note is unsecured. Furthermore, the Company issued 50,000 shares of the Company’s common stock to the related party investor as further consideration to enter into the loan with the Company. The Company issued 50,000 shares of common stock valued at $0.10 per share, or $5,000, based on recent sales of common stock to the third party, which was accounted for a discount on the note. This Note has been repaid in full as of the date of this Report.	40,000

Note payable to a related party dated September 9, 2019 for $100,000, with interest at 8% per annum and due on September 9, 2020. The promissory note is unsecured. Furthermore, the Company issued 100,000 shares of the Company’s common stock to the related party investor as further consideration to enter into the loan with the Company. The Company issued 100,000 shares of common stock valued at $1.00 per share, or $100,000, based on the market price on the date of issuance, which was accounted for a discount on the note.	100,000

During the year ended December 31, 2019, two of the Company officers and board members, loaned the Company $25,521. During the year ended December 31, 2019, the Company repaid $110,724 of loans to the two officers/board members. The Company incurred $8,995 on imputed interest expense on related party borrowing during the year ended December 31, 2019. Outstanding loan balances to these related parties was $35,879 at December 31, 2019.	35,879

On April 12, 2019 the Company entered into individual share exchange agreements and promissory notes with each of Daniel Dror, Winfred Fields and former Directors Everett Bassie and Charles Zeller (the “AMIH Shareholders”), whereby the AMIH Shareholders agreed to cancel and exchange a total of 5,900,000 shares of their AMIH common stock. The Company issued individual promissory notes with an aggregate principal amount of $350,000 (the “Promissory Notes”) for cancellation of the 5,900,000 shares of common stock. The Promissory Notes have a term of two years and accrue interest at the rate of 10% per annum until paid in full by the Company. The Company accrued $25,216 of interest on these notes during the year ended December 31, 2019.	350,000

The Company incurred long term debt in the amount of $37,027 during the six months ended September 30, 2019 to purchase equipment used in its operations. The total purchase price was $37,027, with the Company making a down payment in the amount of $3,000. The note is due in monthly payments of $1,258.50, including interest at 8%, due in September 2021.	26,753

$566,105
Less: unamortized discount	(69,126)
496,979
Short-term loans payable	$133,854
Long-term loans payable	$363,125

The maturities of long-term debt is as follows:

Year	Amounts
2021	363,125
Total	$363,125

Note 10 – Derivative Liabilities

Notes that are convertible at a discount to market are considered embedded derivatives.

Under Financial Accounting Standard Board (“FASB”), U.S. GAAP, Accounting Standards Codification, “Derivatives and Hedging”, ASC Topic 815 (“ASC 815”) requires that all derivative financial instruments be recorded on the balance sheet at fair value. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The Company’s convertible note has been evaluated with respect to the terms and conditions of the conversion features contained in the note to determine whether they represent embedded or freestanding derivative instruments under the provisions of ASC 815. The Company determined that the conversion features contained in the notes totaled $311,250, represents a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Lattice Model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion.

The Convertible Note derivatives were valued as of issuance, conversion and the year ended December 31, 2019 as set forth in the table below.

Initial derivative liabilities at issuance	$311,250
Conversion	-
Mark to market changes	147,495
Derivative liabilities as of December 31, 2019	$458,745

As of December 31, 2019, the Company had derivative liabilities of $458,745, and recorded changes in derivative liabilities in amount of $147,495 during the year ended December 31, 2019.

The following assumptions were used for the valuation of the derivative liability related to the Notes:

-	The stock price would fluctuate with the Company’s projected volatility;
-	The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of the Company and the term remaining for each note ranged from 161% through 231% at issuance, conversion, and quarters ends;
-	The Company would not redeem the notes;
-	An event of default adjusting the interest rate would occur initially 0% of the time for all notes with increases 1% per month to a maximum of 10% with the corresponding penalty;
-	The Company would raise capital quarterly at market, which could trigger a reset event; and
-	The Holder would convert the note monthly if the Company was not in default.

Note 11 – Billing in Excess of Costs and Estimated Earnings

The Company has two long-term contracts in progress at December 31, 2019. Work has started on the long-term contracts that will have costs and earnings in the following periods:

Job	Normandy	Gateway Village	Total

Contract Revenues	640,998	6,692,266
Estimated cost of goods sold (COGS)	578,118	4,725,912

Estimated Gross Profit	62,880	1,966,354
Gross Margin	10%	29%

COGS in 2019	199,482	1,444,397	$1,643,879
Total actual COGS	199,482	1,444,397

Percentage of completion	35%	31%

Revenues - POC	220,886	1,496,680
less: previously recognized	-	-
recognized in 2019	220,886	1,496,680	$1,717,566

Bill to Date	$302,999	$3,072,565	$3,375,564

Billing in excess of costs and estimated earnings	$82,113	$1,575,885	$1,657,998

Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts), which was $0 as of December 31, 2019. Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are reclassified to accounts receivable when they are billed under the terms of the contract. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date, which was $1,657,998 as of December 31, 2019. The company recognized revenue of $1,717,566 during the year ended December 31, 2019. The company anticipates that substantially all incurred cost associated with contract assets as of December 31, 2019 will be billed and collected within one year.

Note 12 – Income Taxes

The Company has current net operating loss carryforwards in excess of $692,653 as of December 31, 2019, to offset future taxable income, which expire beginning 2029.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

2019
Deferred Tax Asset:
Net Operating Loss	143,878
Valuation Allowance	(143,878)
Net Deferred Asset	-

At December 31, 2019, the Company provided a 100% valuation allowance for the deferred tax asset because it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

Note 13 – Capital Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $ 0.0001 par value, of which 3 shares were designated as Series A Preferred Stock and 2,000,000 were designated as Series B Preferred stock.

The holders of Series A Preferred Stock have no dividend rights, liquidation preference and conversion rights. As long as any shares of Series A Preferred Stock remain issued and outstanding, the holders of Series A Preferred Stock have the right to vote on all shareholder matters equal to sixty percent (60%) of the total vote. At the option of the Company, Series A Preferred Stock is redeemable at $1.00 per share.

The holders of Series B Preferred Stock have the same dividend rights as common stockholders on the fully conversion basis, are entitled to receive pari passu with any distribution of any of the assets of the Company to the holders of the Company’s common stock, but not prior to any holders of senior securities. Each share of Series B Preferred Stock may be converted, at the option of the holder thereof, into that number of shares of common stock of the Company as equals $1.00 divided by 90% of the average of the volume weighted average prices (“VWAP”) of the Company’s common, for the five trading days immediately preceding the date the notice of conversion is received, subject to the limit as 4.999% of the Company’s outstanding shares of common stock. The holders of Series B Preferred Stock have no voting rights.

As of December 31, 2019 and 2018, there was no preferred stock issued and outstanding.

The Company is authorized to issue up to 195,000,000 shares of common stock, $0.0001 par value, of which 27,208,356 shares are issued and outstanding (outstanding shares includes 1,650,410 treasury shares) at December 31, 2019 and 18,000,000 at December 31, 2018.

As part of the 10,933,356 shares before the reverse merger, the Company issued 3,800,000 shares of common stock to Robert Holden for future services as the Company CEO and Director on May 31, 2018 to pursue a digital marketing business under the name of Digital Marketing Interactive. As a result of the resignation of Mr. Holden on August 19, 2018, the Company no longer anticipates operating under the d/b/a Digital Marketing Interactive and/or maintaining a business focus in digital marketing moving forward. The Company has taken legal action to recover the 3,800,000 shares of stock issued to Mr. Holden, which action is currently pending.

On April 12, 2019, the Company issued 18,000,000 shares of common stock for the acquisition Novopelle.

On April 12, 2019, the Company entered into four exchange agreements with current shareholders to cancel 5,900,000 shares of common stock in exchange for four long-term notes totaling $350,000. As of December 31, 2019, 4,250,000 shares were returned to Treasury for cancellation, and 1,650,000 shares were cancelled in 2020.

On May 3, 2019, the Company issued 100,000 shares of the Company’s common stock to a non-related third-party investor in exchange for $10,000 in cash.

On June 21, 2019, the Company issued 50,000 shares of common stock as part consideration of a loan agreement. The shares were valued at $0.10 per share or $5,000 based on recent sales of common stock to the third party.

On June 24, 2019, the issued 250,000 shares of the Company’s common stock as part consideration of an exclusive licensing agreement. The shares were valued at $0.10 per share or $25,000 based on recent sales of common stock to the third party.

On August 23, 2019, the Company issued 100,000 shares of the Company’s common stock in consideration for consulting services. The shares were valued at $1.50 per share or $150,000 based on the market price on the date of issuance.

On September 9, 2019, the Company issued 100,000 shares of common stock as part consideration of a loan agreement. The shares were valued at $1.00 per share or $100,000 based on the market price on the date of issuance.

On October 11, 2019, the Company issued 10,000 shares of common stock as part consideration of a loan agreement. The shares were valued at $1.16 per share or $11,600 based on the market price on the date of issuance.

As of December 31, 2019, the Company recorded common stock payable in the amount of $25,000 for an agreement to issue shares of common stock that was not issued as of December 31, 2019.

On July 5, 2019, our Board of Directors adopted and approved our 2019 Stock Option and Incentive Plan (the “Plan”). The Plan is intended to promote the interests of our Company by providing eligible person with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company as an incentive for them to remain in the service of the Company. The maximum number of shares available to be issued under the Plan is currently 10,000,000 shares, subject to adjustments for any stock splits, stock dividends or other specified adjustments which may take place in the future. The Company issued a total of 1,915,000 shares to eligible persons under the Plan and recorded a total $2,141,790 as Stock Based Compensation against these issuances for the year ended December 31, 2019 based on the market price on the date of issuance.

Note 14 – Going Concern

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying financial statements, the Company has a net loss of $3,212,248 for the year ended December 31, 2019, an accumulated deficit of $3,219,768. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There can be no assurance that the Company will become commercially viable without additional financing, the availability and terms of which are uncertain. If the Company cannot secure necessary capital when needed on commercially reasonable terms, its business, condition (financial and otherwise) and commercial viability may be harmed. Although management believes that it will be able to successfully execute its business plan, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Note 15 – Uncertainties

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company believes the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows.

Robert Holden vs AMIH

On October 14, 2019, Robert Holden, the Company’s former CEO, filed a Petition and Application for Temporary Restraining Order in the District Court of Harris County, Texas against the Company stating that the Company is blocking Mr. Holden’s legal right to trade his shares in the open market and further attempting to stake his claim that he maintains his rights to the 3,800,000 shares he received in connection with his acceptance as CEO on or around May 31, 2018. The Company is maintaining the position that Mr. Holden does not have the right to those shares as he was in breach of his obligation to convey that certain digital marketing business to the Company and subsequently resigned from the Company shortly thereafter, on or around August 15, 2018 and that he procured the shares through fraud. On November 11, 2019, the Company issued a response with a Motion to Dismiss Under the Texas Citizen’s Participation Act (TCPA) citing that any declaratory judgment and breach of contract claims be dismissed unless Mr. Holden can, through “clear and specific evidence”, establish a prima facie case for each essential element of his claims. After an attempt to remand the case to federal court, the Company filed an amended notice of submission for its TCPA motion for submission on May 18, 2020, whereby Holden failed to respond to the motion in a timely manner. On May 18, 2020, the Company filed a response in support of its motion to dismiss under the TCPA, which was denied on June 3, 2020. Immediately thereafter, on June 4, 2020, the Company filed a notice of accelerated interlocutory appeal to appeal the denial of the motion to dismiss under the TCPA and the trial courts failure to rule on the Company’s objection to the timeliness of Holden’s response. The outcome of this action, and the ultimate outcome of the lawsuit is currently unknown at this time, provided that the Company intends to vehemently defend itself against the claims made in the lawsuit.

AMIH vs. Winfred Fields

On November 11, 2019, the Company filed an original petition and jury demand against Winfred Fields, a shareholder, in the 458th Judicial District Court of Fort Bend County seeking damages related to breach of contract and fraud related charges. The Company executed an exchange agreement with Mr. Fields on or around April 12, 2019 whereby Mr. Fields was required to tender to the Company a total of 650,000 of the 750,000 shares the Company’s common stock that Mr. Fields owned (the “Exchanged Shares”) in exchange for a promissory note with a maturity date of April 12, 2021 payable in the amount of $42,500 (the “Fields Note”). The Exchange Agreement required that Mr. Fields immediately return the stock certificates for the Exchanged Shares to the Company or its designated agent for immediate cancellation and for Mr. Fields to retain the remaining 100,000 shares. Fields agreed in the Exchange Agreement that these shares would not become unrestricted until such time as Fields received an opinion of counsel satisfactory to the Company that the shares were not restricted for trade under SEC regulations. After executing the Exchange Agreement, Mr. Fields—rather than return the Exchanged Shares or obtain said opinion of counsel—attempted to deposit and trade the Exchanged Shares and the restricted shares, which was a direct violation of the Exchange Agreement. The Company asserts that Mr. Fields knowingly, willingly and fraudulently attempted to deposit and trade the Exchanged Shares and is seeking damages and equitable relief. Upon several attempts to serve Mr. Fields, service was perfected on or around February 3, 2020. On March 2, 2020, Mr. Fields filed a response generally denying all claims. On May 22, 2020, the Company filed its first request for production and request for disclosure and discovery insisting that Mr. Fields produce all documentation related to the fraudulent transaction and is awaiting a response to these requested discovery items. The outcome of this action is currently unknown at this time. In November 2019, the Company recovered 650,000 shares which were cancelled.

Note 16 – Subsequent Events

On January 3 2020, 1,650,000 shares were cancelled in connection with the four exchanges agreements, dated April 12, 2019, pursuant to which 5,900,000 shares of common stock shall be cancelled in exchange for four long-term notes totaling $350,000. 4,250,000 shares were returned to Treasury for cancellation in 2019.

On January 10, 2020, the Company issued 250,000 shares of common stock as part of an employment agreement to Jesse J. Dickens, CEO of CCS. The shares were valued at $0.61 per share or $152,500.

On January 13, 2020, the Company issued 357,142 shares of common stock in connection with a Data Delivery and Ancillary Services Agreement. The shares were valued at $0.70 per share or $250,000 of which $25,000 was allocated for ancillary services and $225,000 was allocated for the purchase of consumer records and data to be utilized for marketing purposes.

On January 16, 2020, the Company issued 62,500 common shares to an investor in exchange for $25,000 in cash and $25,000 of principal and interest due under that certain convertible promissory note between the Company and the investor dated August 26, 2019. The Company received these funds on November 26, 2019 and the 62,500 shares were placed as shares payable to the investor as they were not issued until January 16, 2020. The shares issued to the investor are part of the 10,000,000 Shares offered and registered by the Company under its filed and effected Offering Statement.

On January 24, 2020, the Company issued 400,000 shares of the Company’s common stock to eligible persons under the Plan. The shares were valued at $0.30 per share or $120,000.

On February 24, 2020, the Company entered into a Securities Purchase Agreement with Adar Alef, LLC, an accredited investor (“Adar Alef”), pursuant to which the Company sold Adar Alef a convertible promissory note in the principal amount of $157,500, representing a purchase price of $150,000 and an original issue discount of $7,500, in exchange for $150,000 in cash (the “Adar Alef Note”). The Adar Alef Note accrues interest at a rate of 8% per annum and has a maturity date of February 24, 2021. The Company reimbursed a total of $7,500 of Adar Alef’s legal fees in connection with the sale of the note. The outstanding balance of the Adar Alef Note is automatically reduced by $7,500 if, on the 6th monthly anniversary of the issuance date of the Adar Alef Note, the closing price of the Company’s common stock is greater than $0.30 per share.

On February 28, 2020, the Company issued 160,000 common shares to an investor in exchange for $50,000 in cash and $30,000 of principal and interest due under that certain convertible promissory note between the Company and the investor dated August 26, 2019. The shares issued to the investor are part of the 10,000,000 Shares offered and registered by the Company under its filed and effected Offering Statement.

On March 11, 2020, the Company issued 100,000 shares of the Company’s common stock to eligible persons under the Plan. The shares were valued at $0.40 per share or $40,000.

On April 1, 2020, the Company issued 40,000 common shares to an investor in exchange for $20,000 of principal and interest due under that certain convertible promissory note between the Company and the investor dated October 10, 2019.

On April 20, 2020, the Company entered into a Securities Purchase Agreement with Geneva Roth Remark Holdings, Inc., an accredited investor (“Geneva Roth”), pursuant to which the Company sold Geneva Roth a convertible promissory note in the principal amount of $88,000 (the “Geneva Roth Note #1”). The Geneva Roth Note #1 accrues interest at a rate of 8% per annum (22% upon the occurrence of an event of default) and has a maturity date of April 20, 2021.

On April 30, 2020, the Company entered into a Securities Purchase Agreement with FirstFire Global Opportunities Fund, LLC, an accredited investor (“FirstFire”), pursuant to which the Company sold FirstFire a convertible promissory note in the principal amount of $105,000, representing a purchase price of $100,000 and an original issue discount of $5,000 (the “FirstFire Note”). The FirstFire Note accrues interest at a rate of 8% per annum (15% upon the occurrence of an event of default) and has a maturity date of April 30, 2021.

On May 13, 2020, the Company provided NMAC with its notice to terminate the License Agreement in pursuit of the Company’s desire to establish and develop its own brand and have the flexibilities to offer additional products and services that are not currently available at Novopelle branded locations. Effective on May 13, 2020 the License Agreement was terminated.

On May 15, 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) with Global Career Networks Inc, a Delaware corporation (the “GCN”), the sole owner of Life Guru, Inc., a Delaware corporation (“Life Guru”). Pursuant to the SPA, the Company acquired a 51% interest in Life Guru from GCN. As consideration for the purchase of the 51% ownership interest in Life Guru, the Company issued to GCN 500,000 shares of its newly designated Series B Convertible Preferred Stock, which had an agreed upon value of $500,000 ($1.00 per share), and agreed to issue GCN up to an additional 1,500,000 shares of Series B Convertible Preferred Stock (with an agreed upon value of $1,500,000) upon reaching certain milestones.

On May 19, 2020, the Company entered into a Securities Purchase Agreement with Geneva Roth, pursuant to which the Company sold Geneva Roth a convertible promissory note in the principal amount of $53,000 (the “Geneva Roth Note #2”). The Geneva Roth Note #2 accrues interest at a rate of 8% per annum (22% upon the occurrence of an event of default) and has a maturity date of May 19, 2021.

On May 20, 2020, the Company issued one share of its newly designated shares of Series A Preferred Stock to each of the three members of its then Board of Directors, (1) Jacob D. Cohen, (2) Esteban Alexander and (3) Luis Alan Hernandez, in consideration for services rendered to the Company as members of the Board of Directors. Such shares of Series A Preferred Stock vote in aggregate sixty percent (60%) of the total vote on all shareholder matters, voting separately as a class. Notwithstanding such voting rights, no change in control of the Company was deemed to have occurred in connection with the issuance since Messrs. Cohen, Alexander and Hernandez, own in aggregate 68% of the Company’s outstanding common stock and therefore controlled the Company prior to such issuance.

On May 22, 2020, the Company issued 250,000 shares of common stock as part of an employment agreement to Jesse J. Dickens, CEO of CCS. The shares were valued at $0.26 per share or $65,000.

On May 22, 2020, the Company issued 3,000,000 shares of common stock to Jacob Cohen, the Company’s Director and CEO, as a bonus for services rendered. The shares were valued at $0.26 per share or $780,000.

On May 22, 2020, the Company issued 3,000,000 shares of common stock to Esteban Alexander, the Company’s Director and COO, as a bonus for services rendered. The shares were valued at $0.26 per share or $780,000.

On May 27, 2020, the Company issued 20,000 shares of the Company’s common stock to eligible persons under the Plan. The shares were valued at $0.26 per share or $5,200.

On June 2, 2020, the Company issued 2,083,333 shares of the Company’s common stock to GCN in connection with the conversion of 500,000 shares of Series B Convertible Preferred stock. The shares were valued at $0.24 per share or $500,000.

On June 4, 2020, the Company issued 50,000 common shares to an investor in exchange for $6,600 of principal and interest due under that certain convertible promissory note between the Company and the investor dated October 28, 2019.

On June 8, 2020, the Company issued 125,000 shares of the Company’s common stock to eligible persons under the Plan. The shares were valued at $0.27 per share or $33,750.

Management has evaluated all subsequent events from December 31, 2019 through the issuance date of the financial statements for subsequent event disclosure consideration. No change to the financial statements for the year ended December 31, 2019 is deemed necessary as a result of this evaluation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation as of December 31, 2019 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the - Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2019.

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

The Company recognizes the following weaknesses and deficiencies of the Company as of December 31, 2019:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On June 24, 2020, our Board of Directors adopted a Code of Ethical Business Conduct that applies to all of our directors, officers and employees. The Code of Ethics will be available for review in print, without charge, to any stockholder who requests a copy by writing to us at 3990 Vitruvian Way, Suite 1152, Addison, Texas 75001, Attention: Investor Relations. Each of our directors, employees and officers are required to comply with the Code of Ethics.

The Code of Ethical Business Conduct is filed as Exhibit 14.1 to this Annual Report.

We intend to disclose any amendments to our Code of Ethics and any waivers with respect to our Code of Ethics granted to our principal executive officer, our principal financial officer, or any of our other employees performing similar functions on our website at amihcorp.com within four business days after the amendment or waiver. In such case, the disclosure regarding the amendment or waiver will remain available on our website for at least 12 months after the initial disclosure. There have been no waivers granted with respect to our Code of Ethics to any such officers or employees.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each director and executive officer of the Company.

Name	Position	Age	Term of Office	Approximate Hours Per Week
Jacob D. Cohen	Chief Executive Officer, President, Director	41	April, 2019 – Present	Full time
Esteban Alexander	Chief Operating Officer, Treasurer, Director	32	April, 2019 – Present	Full time
Alan Hernandez	Chief Marketing Officer, Secretary, Director	27	April, 2019 – Present	Full time

Our directors are elected annually (or as often as we hold meetings of stockholders) and will hold office until our next annual meeting of the stockholders and until their successors are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. Our officers and directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options or other equity. Directors may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining directors.

The business experience of the people listed above is as follows:

Jacob D. Cohen, Chief Executive Officer, President and Director

Jacob Cohen is a serial entrepreneur, corporate finance and executive management professional with over 18 years of investment banking and capital markets experience having started and growing multiple companies in various industry sectors including marketing, advertising, healthcare, IT and financial services. Prior to joining the Company, Mr. Cohen was the co-founder and managing partner of several boutique investment bank and strategic advisory firms where he advised both early and later stage companies in raising capital in the form of debt and/or equity and in both private and public markets.

Prior to his experiences in investment banking, Mr. Cohen served as the Chief Financial Officer of The Renewed Group, Inc. – a manufacturer, wholesaler and retailer of eco-friendly and sustainable apparel primarily made from recycled textiles and under the brand name REUSE JEANS from 2010 through the end of 2013. Further, Mr. Cohen served from 2008 through 2010 as Executive Vice President and Controller of Metiscan, Inc., a publicly-traded company, and as the President and Chief Executive Officer of one of its subsidiaries, Shoreline Employment Services, Inc. During his tenure at Metiscan, Mr. Cohen was instrumental in restructuring, reorganizing and operating the company and its five subsidiaries, and successfully raised over $8 million in equity financing for growth capital. Mr. Cohen also spearheaded the company’s financial audit process and managed its various filings with the SEC.

From 2007 through 2008, Mr. Cohen served as the Chief Operating Officer of Artfest International, which he assisted in taking public at the end of 2007. Throughout his career, Mr. Cohen was involved in starting many new ventures, including The AdvertEyes Network, a digital signage advertising company where he served as founder and CEO. Other positions include investment advisor and institutional equity research analyst for Solomon Advisors and Huberman Financial, securities broker-dealers, from 2003 through 2005, and investment banker for Allegiance Capital, a middle market investment bank specializing on mergers and acquisitions, from 2005-2007. Mr. Cohen holds a Bachelors of Arts in International Economics and Finance from Brandeis University in Waltham, MA.

Esteban Alexander, Chief Operating Officer

Esteban Alexander is a seasoned operational professional and executive with a focus in the health, beauty and wellness industry. Prior to his position with the Company, Mr. Alexander was the owner and operator of Ideal Nutrition - a retail store located in Allen, TX dedicated to marketing and selling high quality nutritional products, vitamins and supplements. Mr. Alexander installed and supervised operational policies and procedures ranging from purchasing, inventory control and management, finance and marketing. As a former competitive bodybuilder and nutritionist, Mr. Alexander also provided clients with in-depth exercise, nutrition, and weight loss programs specifically designed and tailor made to meet each of his client’s needs and goals. Esteban brings both his operational expertise and knowledge of the health and wellness industry as the Company continues to develop the Novopelle brand and new business concepts within the industry. Mr. Alexander holds a bachelor’s degree in Nutrition in Dietetics from Texas Woman’s University in Denton, TX.

Alan Hernandez, Chief Marketing Officer

Alan Hernandez is a serial entrepreneur with over 6 years of e-commerce and marketing experience. Mr. Hernandez possesses a unique ability to take a creative vision and turn it into reality through entrepreneurial development. His passion is complemented by his ability to create innovative strategies that drive business and name recognition within the market.

Prior to joining the Company, Mr. Hernandez served as Chief Marketing Officer and Co-CEO for Novopelle Med Spa, a chain of physician supervised med spas in located throughout Texas with continued growth and success. Throughout his role since 2014, he has operated both at an executive and ground level, all while establishing a strong company culture to overall enhance the consumer experience. By implementing a sophisticated CRM (client relations management) system, Mr. Hernandez has created a strong lead management process that continues to lead the Company towards expansion. He continues to spearhead Novopelle’s operations while constantly developing new business concepts outside of the industry.

Previously, Mr. Hernandez co-founded several e-commerce brands in the fitness and wellness industry in addition to Vast Networks LLC, a Dallas-based digital marketing agency. During his time as managing partner and Chief Marketing Officer, Mr. Hernandez learned the importance of implementing effective marketing strategies while gaining experience in the digital marketing ecosystem and social media. Mr. Hernandez attended the University of Texas at Dallas where he studied Business Administration with a focus in Entrepreneurship and Marketing.

CORPORATE GOVERNANCE

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations.

Board Leadership Structure

Our Board of Directors has the responsibility for selecting the appropriate leadership structure for the Company. In making leadership structure determinations, the Board of Directors considers many factors, including the specific needs of the business and what is in the best interests of the Company’s stockholders. We currently do not have a Chairman of the Board of Directors; however, Mr. Cohen, who serves on the Board, serves as the Chief Executive Officer of the Company. The Board of Directors believes that this leadership structure is the most effective and efficient for the Company at this time. Mr. Cohen possesses detailed and in-depth knowledge of the issues, opportunities, and challenges facing the Company. The Board believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight, and fostering an appropriate culture of integrity and compliance with legal responsibilities. The directors exercise direct oversight of strategic risks to the Company.

Family Relationships

None of our directors are related by blood, marriage, or adoption to any other director, executive officer, or other key employees.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Other Directorships

No directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

Involvement in Certain Legal Proceedings

None of our executive officers or directors has been involved in any of the following events during the past ten years:

(1)	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)	any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and minor offenses);

(3)	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

(4)	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law;

(5)	being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(6)	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section (1)(a)(40) of the Commodity Exchange Act), or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

Board of Directors and Committee Meetings

During the fiscal years that ended on December 31, 2019 and 2018, the Board held no meetings, but took various actions via written consent of the Board of Directors.

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions, nor does our Company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by our Board of Directors.

Our Company does not have any defined policy or procedural requirements for stockholders to submit recommendations or nominations for directors. Our directors believe that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct and strives to be compliant with applicable governmental laws, rules and regulations.

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company’s internal accounting controls, practices and policies.

Director Independence

Our common stock is currently quoted on the OTC Pink Market maintained by OTC Markets. The OTC Pink Market does not require us to have independent members of our Board of Directors. We do not identify any of our directors as being independent.

As described above, we do not currently have a separately designated audit, nominating or compensation committee.

Stockholder Communications with the Board

Our stockholders and other interested parties may communicate with members of the Board by submitting such communications in writing to our Corporate Secretary, 3990 Vitruvian Way, Suite 1152, Addison, Texas 75001, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Corporate Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed. If the correspondence is not addressed to any particular Board member or members, the communication will be forwarded to a Board member to bring to the attention of the Board.

Code of Ethics

On June 24, 2020, our Board of Directors adopted a Code of Ethical Business Conduct that applies to all of our directors, officers and employees. The Code of Ethics will be available for review in print, without charge, to any stockholder who requests a copy by writing to us at 3990 Vitruvian Way, Suite 1152, Addison, Texas 75001, Attention: Investor Relations. Each of our directors, employees and officers are required to comply with the Code of Ethics.

The Code of Ethical Business Conduct is filed as Exhibit 14.1 to this Annual Report.

We intend to disclose any amendments to our Code of Ethics and any waivers with respect to our Code of Ethics granted to our principal executive officer, our principal financial officer, or any of our other employees performing similar functions on our website at amihcorp.com within four business days after the amendment or waiver. In such case, the disclosure regarding the amendment or waiver will remain available on our website for at least 12 months after the initial disclosure. There have been no waivers granted with respect to our Code of Ethics to any such officers or employees.

Policy on Equity Ownership

The Company does not have a policy on equity ownership at this time. However, as illustrated in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters”, all Named Executive Officers and directors are beneficial owners of stock of the Company.

Policy Against Hedging

The Company recognizes that hedging against losses in Company shares may disturb the alignment between stockholders and executives that equity awards are intended to build. Accordingly, the Company discourages ‘short sales’ of the Company’s securities by officers, directors and employees.

Compensation Recovery

Under the Sarbanes–Oxley Act of 2002 (the “Sarbanes-Oxley Act”), in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our Chief Executive Officer and Chief Financial Officer. We plan to implement a clawback policy in the future, although we have not yet implemented such policy.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file reports of their ownership of, and transactions in, our common stock with the SEC and to furnish us with copies of the reports they file. Based solely upon our review of the Section 16(a) filings that have been furnished to us and representations by our directors and executive officers (where applicable), we believe that for the year ended December 31, 2019, all Section 16(a) filings were timely filed, except that Luis Alan Hernandez, Esteban Alexander and Jacob D. Cohen, inadvertently failed to timely file their initial Form 3 statements of beneficial ownership.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of (i) all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level; (ii) our two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year, if any; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (ii) but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

Name and Principal Position	Fiscal Year Ended December 31	Salary ($)(1)	Bonus ($)	Stock Award (s) (2)	Option Awards (2)	All Other Compensation	Total
Jacob D. Cohen, CEO	2019	$74,500	-			-	$74,500
	2018	$-	-	-		-	$-

Everett Bassie, Former CFO (3)	2019	$6,000	-	-		-	$6,000
	2018	$8,000	-	375,000		-	$383,000

Esteban Alexander, COO	2019	$74,500	-	-		-	$74,500
	2018	$-	-	-		-	$-

Alan Hernandez, CMO	2019	74,500	-	-		-	74,500
	2018	-	-	-		-	-

Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. There have been no changes in the Company’s compensation policies since December 31, 2019.

(1)	$19,500 has been accrued to each of Messrs. Cohen, Alexander and Hernandez which remains unpaid as of the date of this filing.

The fair value of stock issued for services computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 on the date of grant. The fair value of options granted computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 on the date of grant.

(2)	Mr. Bassie died suddenly on May 31, 2020.

Employment Agreements

Concurrent with the Share Exchange Agreement entered into on April 12, 2019, each of Jacob D. Cohen, Esteban Alexander and Alan Hernandez (collectively, the “Executives”) entered into Executive Employment Agreements with the Company (collectively, the “Executive Employment Agreements”). The Executive Employment Agreements have substantially similar terms.

Pursuant to the Executive Employment Agreements, the Executives each were to receive an annual base salary of $90,000, which increased to $120,000 per year in 2020, and will be eligible to receive equity awards in the future, as determined by the Board. Each Executive is also paid a $1,500 per month automobile allowance. The Executive Employment Agreements have three-year terms, provided, however, after the end of the term, the Executive Employment Agreements will automatically renew for successive one-year terms. The Board may also grant the Executives bonuses (in cash or stock) in their discretion from time to time.

Each of the employment agreements of the Executives provide for such Executives to receive 25% of the net profits from each medical spa managed by such Executives. “Net profits” means all gross sales of a medical spa, less all expenses paid during the corresponding period.

If an Executive’s employment agreement is terminated during the term of such agreement by the Company without cause (as defined in the agreement) or by the Executive for good reason (as defined in the agreement), such Executive is due a severance payment. That severance payment is equal to the compensation (including bonus) earned through the date of termination and three times (one time if less than one year remains on the employment agreement)(the “multiplier”) the base salary in effect on the date of the termination plus the average bonus received by the Executive over the prior two years and the Executive is also to be paid any bonus which he would have earned at the end of the fiscal year during which the employment is terminated (pro-rated for days worked), and is to be paid health insurance for the Executive and his family for 18 months from the date of termination (the “Severance Payments”). Also, all equity compensation due to vest in the following 12 months vests immediately. If an Executive dies while the employment agreement is in place, or the agreement is terminated due to the Executive’s disability, the Company is required to pay Executive’s salary to his beneficiaries for a period of one year following such death, pay the pro-rated amount of any bonus due, and pay 18 months of health insurance. If a change in control (as defined in the agreement) occurs and Executive is terminated up to one year after such change in control, the Executive is due the Severance Payments (based on a 3x multiplier) and all unvested equity awards vest immediately.

Each Executive also agreed to not compete against the Company for one year after the termination of their employment.

On May 3, 2019, the Company entered into a Financial and Accounting Consulting Agreement (the “CFO Agreement”) with Everett Bassie pursuant to which Mr. Bassie agreed to serve as the Company’s Chief Financial Officer on an independent contractor basis for a term of two years. Mr. Bassie was paid a monthly fee of $1,000 for his services. On May 31, 2020, Mr. Bassie died unexpectedly.

On October 1, 2019, the Company entered into an Employment Agreement with Jesse L. Dickens, Jr. to serve as the Chief Executive Officer of the Company’s then newly formed wholly owned subsidiary, Capitol City Solutions USA, Inc. (“CCS”) (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Dickens will receive an annual base salary of $120,000 and will receive an equity grant in the amount of one million (1,000,000) shares of the Company’s common stock (the “Equity Shares”) pursuant to a vesting period of one-year, of which two-hundred and fifty thousand (250,000) shares are issuable to Mr. Dickens at the signing of the Employment Agreement and the remaining shares issuable as follows: 250,000 shares on January 1, 2020, 250,000 shares on April 1, 2020, and 250,000 shares on July 1, 2020.

In addition, Mr. Dickens shall be eligible to receive cash performance bonuses and additional stock grants or options as determined by the Company from time to time. The Employment Agreement has a one-year term, provided, however, after the end of one year, the agreement will automatically renew for successive one-year terms.

On October 18, 2019, Legend Nutrition, Inc. (the Company’s wholly-owned subsidiary) entered into an Employment Agreement with Michael Ladner to serve as its Chief Executive Officer (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Ladner will receive an annual base salary of $60,000 per annum and shall increase to $100,000 per annum starting January 1, 2020 through October 18, 2021. In addition, Mr. Ladner shall be eligible to receive cash performance bonuses equal to five percent (5%) of the net profits generated by each Legend Nutrition store location while Mr. Ladner is employed by Legend. Further, Mr. Ladner may participate in equity incentive programs as determined by the Company from time to time. The Employment Agreement has a two-year term, provided, however, after the end of the term, the agreement will automatically renew for successive one-year terms.

Director Summary Compensation Table

We had no non-executive directors for the year ended December 31, 2019. The compensation paid to each executive director is included in the table above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of June 26, 2020 (the “Date of Determination”) by (i) each Named Executive Officer, as such term is defined above, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of our common stock or preferred stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our stock listed as owned by such person. The address of each person is deemed to be the address of the Company unless otherwise noted.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of the Date of Determination, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. The percentages are based upon 35,456,331 shares of our common stock outstanding as of June 26, 2020.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, as of the Date of Determination, (a) the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws; and (b) no person owns more than 5% of our common or preferred stock. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 3990 Vitruvian Way, Suite 1152, Addison, Texas 75001.

Name and Address of Beneficial Owner	Common Shares Beneficially Owned	Common Ownership Percentage	Series A Preferred Stock Shares Beneficially Owned	Series A Preferred Stock Voting Percentage (1)	Total Voting Percentage (2)
Officers and Directors
Jacob D. Cohen	9,000,000	25.4%	1	20%	30.2%
Esteban Alexander	9,000,000	25.4%	1	20%	30.2%
Alan Hernandez	6,000,000	16.9%	1	20%	26.8%
Everett Bassie (3)	100,000	*	-	-	-
All officers and directors as a group (3 persons)	18,100,000	68.0%	3	60%	87.1%

Greater than 10% Shareholders
Robert Holden (4)	3,800,000	10.7%	-	-%	4.3%

* Less than 1%.

The Company’s Series B Preferred Stock has no voting rights on general shareholder matters.

(1) The Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to sixty percent (60%) of the total vote, so long as such shares are held by directors of the Company.

(2) Based on 88,640,828 total voting shares, including 35,456,331 shares voted by our common stock holders and 53,184,497 voting shares voted by our Series A Preferred Stock holders (see also footnote 1).

(3) Mr. Bassie is a Named Executive Officer, but is no longer an executive officer of the Company, having died suddenly on May 31, 2020.

(4) The Company is currently pursuing legal action to recover the 3,800,000 shares of stock issued to Mr. Holden.

Equity Compensation Plan Information

The following table provides information as of December 31, 2019 with respect to securities that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	-		$-	-
Equity compensation plans not approved by security holders	-		-	8,335,000
Total		$		$8,335,000

Stock Option Plan

On July 5, 2019, the Board of Directors adopted and approved a 2019 Stock Option and Incentive Plan (the “Plan”). The Plan is intended to promote the interests of the Company by providing eligible persons with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company as an incentive for them to remain in the service of the Company. The maximum number of shares available to be issued under the Plan is currently 10,000,000 shares, subject to adjustments for any stock splits, stock dividends or other specified adjustments which may take place in the future. To date, the Company has issued 2,310,000 shares of common stock under the Plan.

The Plan is administered by the Company’s Board of Directors. Persons eligible to participate in the Plan must: (i) be a natural person, (ii) provide bona fide services to the Company, and (iii) provide services to the Company that services are not in connection with the offer or sale of securities in a capital-raising transaction, and do not directly or indirectly promote or maintain a market for the registrant’s securities. All grants under the Plan are intended to comply with the requirements under Internal Revenue Code Section 409A and activities under the Plan will be administered accordingly.

Options granted under the Plan are evidenced by agreement between the recipient and the Company, subject to the following general provisions:(i) a recipient of employee stock option may not exercise any options which would cause him/her/it to hold more than 4.9% of the Company’s issued and outstanding common or voting stock, unless such limitation is waived by providing 61 days’ written notice to the Company, but in no event may exercise options that would cause such recipient to hold more than 9.9% of the Company’s issued and outstanding common or voting stock; and (ii) the term of stock options shall be limited to a maximum of two years, unless otherwise approved by the Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

Except as discussed below or otherwise disclosed above under “Item 11. Executive Compensation” or “Note 9 – Loans to Related Parties” to the Company’s audited financial statements included herein under “Item 8. Financial Statements and Supplementary Data”, which information is incorporated by reference where applicable in this “Item 13. Certain Relationships And Related Transactions; And Director Independence” section, the following sets forth a summary of all transactions since the beginning of the fiscal year of 2017, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at the fiscal years end for 2018 and 2019, and in which any related person had or will have a direct or indirect material interest (other than compensation described above under “Item 11. Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Loans from Related Parties

During the year ended December 31, 2019, two of the Company officers and board members, Jacob Cohen and Esteban Alexander, loaned the Company $25,571. During the year ended December 31, 2019, the Company repaid $110,774 of loans to the same two officers/board members. The Company incurred $8,995 on imputed interest expense on related party borrowing during the year ended December 31, 2019. Outstanding loan balances to these related parties (Jacob Cohen and Esteban Alexander) was $35,879 at December 31, 2019.

On June 21, 2019, the Company issued a promissory note with a principal amount of $40,000 to a related party (the father of the Company’s CEO, Jacob Cohen) in exchange for $40,000 in cash. The promissory note is unsecured, has a maturity date of June 21, 2020 and accrues interest at the rate of 8% per annum until paid in full by the Company. Furthermore, the Company issued 50,000 shares of the Company’s common stock to the related party investor as further consideration to enter into the loan with the Company. The Company issued 50,000 shares of common stock valued at $0.10 per share or $5,000, which was accounted for as a discount on the note.

On September 9, 2019, the Company issued a promissory note with a principal amount of $100,000 to a related party (the father of the Company’s CEO, Jacob Cohen) in exchange for $100,000 in cash. The promissory note is unsecured, has a maturity date of September 9, 2020 and accrues interest at the rate of 8% per annum until paid in full by the Company. Furthermore, the Company issued 100,000 shares of the Company’s common stock to the related party investor as further consideration to enter into the loan with the Company. The Company issued 100,000 shares of common stock valued at $1.00 per share or $100,000, which was accounted for a discount on the note.

Amortization of the discounts on the note was $30,874 for the 12 months ended December 31, 2019.

As of December 31, 2019, the Company had a short-term note payable in the amount of $13,473 to Kemah Development Texas, LP, a company owned by Dror Family Trust, a related party.

Long-Term Debt to Related Parties

On April 12, 2019 the Company entered into individual share exchange agreements and promissory notes with each of Daniel Dror, Winfred Fields and former directors Everett Bassie (also the former CFO of the Company) and Charles Zeller (the “AMIH Shareholders”), whereby the AMIH Shareholders agreed to cancel and exchange a total of 5,900,000 shares of their AMIH common stock. The Company issued individual promissory notes with an aggregate principal balance of $350,000 (the “Promissory Notes”) for cancellation of the 5,900,000 shares of common stock. The Promissory Notes have a term of two years and accrue interest at the rate of 10% per annum until paid in full by the Company. As of December 31, 2019, 4,250,000 shares were returned to Treasury for cancellation, and 1,650,000 shares were cancelled in 2020. The Company accrued $25,216 of interest on these notes during the year ended December 31, 2019.

The Company incurred long term debt in the amount of $37,027 during the year ended December 31, 2019 to purchase equipment used in its operations. The total purchase price was $37,027, with the Company making a down payment in the amount of $3,000. The note is due in monthly payments of $1,258.50, including interest at 8%, due in September 2021. As of December 31, 2019, the balance of the note was $26,753, of which $13,628 will be repaid in 2020, and $13,125 will be repaid in 2021.

Related Party Transactions of the Company Prior to the April 12, 2019 Share Exchange

As of December 31, 2018, and December 31, 2017, the Company had a payable to American International Industries, Inc. (“AMIN”) of $0 and $31,496, respectively. The loan is from the former parent company. There is no loan agreement, and interest is not being charged. Effective May 31, 2018, the AMIN Board forgave the $31,496 loan owed to AMIN at March 31, 2018 plus an additional $500 loaned during the second quarter of 2018, for a total of $31,996 in forgiveness, which was recorded as an increase in additional paid in capital. The Company incurred an imputed interest expense in the amount of $2,136 on the loans owed to AMIN for the year ended December 31, 2018.

As of December 31, 2018, the Company had a short-term note payable in the amount of $13,072 to Kemah Development Texas, LP, a company owned by Dror Family Trust, a related party. The original note was for $100,000. $86,928 was repaid during the year ended December 31, 2018. The note was effective May 31, 2018, bears interest at 3%, and is due on May 31, 2019. The accrued interest in connection with this note was $949 as of December 31, 2019.

At December 31, 2017, the Company had an accrued liability in the amount of $30,000 for compensation to the Company’s CEO for the year ended December 31, 2016. Effective May 31, 2018, the Company former CEO resigned his position as CEO and forgave the $30,000 in accrued compensation owed to the former CEO. The $2,124 in imputed interest expense and the $30,000 in forgiveness of accrued compensation were recorded as increases in additional paid in capital during the year ended December 31, 2018.

During the year ended December 31, 2018, the Company issued the following shares of restricted common stock to related parties. Stock issued for services to related parties was valued at $0.50 per share:

●	The Company issued 4,300,000 shares for common stock valued $2,150,000 for organizational and acquisition consulting services to Daniel Dror, Chairman and CEO of AMIN. Daniel Dror is the former Chairman and CEO of the Company.

●	The Company issued 3,800,000 shares of common stock valued at $1,900,000 to Robert Holden, for consideration as President, CEO and Director of the Company. The Company is currently in litigation with Mr. Holden and is seeking a complete rescission of the 3,800,000 shares due to lack of performance and misrepresentations made to the Company as CEO and Director.

●	The Company issued 750,000 shares of common stock valued at $375,000 to Everett Bassie, for the positions as CFO and Director.

●	The Company issued 500,000 shares of common stock valued at $250,000 for Director fees to Charles Zeller.

At December 31, 2019, accrued compensation represents compensation for the Company’s executive officers from April 12, 2019 to December 31, 2019 in the amount of $193,500, less $135,000 that was paid.

Additional Transactions

On July 5, 2019, our Board of Directors adopted and approved our 2019 Stock Option and Incentive Plan (the “Plan”). The Plan is intended to promote the interests of our Company by providing eligible person with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company as an incentive for them to remain in the service of the Company. The maximum number of shares available to be issued under the Plan is currently 10,000,000 shares, subject to adjustments for any stock splits, stock dividends or other specified adjustments which may take place in the future. The Company issued a total of 1,915,000 shares to eligible persons under the Plan and recorded a total $2,117,185 as Stock Based Compensation against these issuances for the year ended December 31, 2019.

On January 13, 2020, and with an effective date of December 31, 2019, the Company sold 100% of its interest in YS Brands to its current officers and directors in consideration of $300.00 in cash.

On May 20, 2020, the Company issued one share of its newly designated shares of Series A Preferred Stock (the rights associated with such Series A Preferred Stock are described in greater detail under “Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities – Description Of Capital Stock – Preferred Stock”), to each of the three members of its then Board of Directors, (1) Jacob D. Cohen, (2) Esteban Alexander and (3) Alan Hernandez, in consideration for services rendered to the Company as members of the Board of Directors. Such shares of Series A Preferred Stock vote in aggregate sixty percent (60%) of the total vote on all shareholder matters, voting separately as a class, as discussed in greater detail under Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities – Description Of Capital Stock – Preferred Stock”. Notwithstanding such voting rights, no change in control of the Company was deemed to have occurred in connection with the issuance since Messrs. Cohen, Alexander and Hernandez, own in aggregate 68% of the Company’s outstanding common stock and therefore controlled the Company prior to such issuance.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant stockholders. However, all of the transactions described above were approved and ratified by our Board of Directors. In connection with the approval of the transactions described above, our Board of Directors took into account various factors, including their fiduciary duties to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional directors. On a moving forward basis, our Board of Directors will continue to approve any related party transaction based on the criteria set forth above.

Director Independence

Our common stock is traded on the OTC Pink Market under the symbol “AMIH”. The OTC Pink electronic trading platform does not maintain any standards regarding the “independence” of the directors on our company’s Board of Directors, and we are not otherwise subject to the requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

The Registrant’s Board of Directors has appointed M&K CPAs, PLLC, which firm has issued its report on our financial statements for the years ended December 31, 2019 and 2018.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by M&K CPAs, PLLC for the audit of the Registrant’s annual financial statements for the years ended December 31, 2019 and 2018, and fees billed for other services rendered by M&K CPAs, PLLC during those years. All of the services described below were approved by the Board of Directors.

	2019	2018
Audit fees (1)	$32,000	$7,250
Audit-related fees (2)	$—	$—
Tax fees (3)	$—	$—
All other fees	$—	$—

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

It is the policy of our Board of Directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Board of Directors. Our Board of Directors pre-approved all services, audit and non-audit related, provided to us by M&K CPAs, PLLC for 2019 and 2018.

PART IV

ITEM 15. EXHIBITS

(a) Documents filed as part of this Annual Report:

The following is an index of the financial statements, schedules and exhibits included in this Form 10-K or incorporated herein by reference.

(1) All Financial Statements

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	40
Financial Statements:
Consolidated Balance Sheets – December 31, 2019 and December 31, 2018	41
Consolidated Statements of Operations – For the Year Ended December 31, 2019 and Period from January 31, 2018 (Inception) to December 31, 2018	42
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) – For the Year Ended December 31, 2019 and for the Period from January 31, 2018 (Inception) to December 31, 2018	43
Consolidated Statements of Cash Flows – For the Year Ended December 31, 2019 and for the Period from January 31, 2018 (Inception) to December 31, 2018	44
Notes Financial Statements	45

(2) Consolidated Financial Statement Schedules

Except as provided above, all financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3) Exhibits

The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

American International Holdings Corp.

By	/s/ Jacob D. Cohen
Jacob D. Cohen
Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial/Accounting Officer)
June 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jacob D. Cohen	Chief Executive Officer, President and Director	June 26, 2020
Jacob D. Cohen	(Principal Executive Officer and Principal Financial/Accounting Officer)

/s/ Esteban Alexander	Director	June 26, 2020
Esteban Alexander

/s/ Alan Hernandez	Director	June 26, 2020
Alan Hernandez

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Share Exchange Agreement, dated as of April 12, 2019 by and among American Holdings International Corp., Novopelle Diamond, LLC and the Novopelle Members	8-K	000-50912	1.1	06/07/19
2.2	Securities Purchase Agreement dated May 15, 2020, by and between American International Holdings Corp., as purchaser and Global Career Networks Inc, as seller, relating to the sale of 51% of Life Guru, Inc.	8-K	000-50912	2.1	05/21/20
3.1*	Articles of Incorporation, as amended					X
3.2	Certificates of Amendment to the Articles of Incorporation (March 2, 2005 to July 13, 2012)	1-A Pos	024-11080	2.2	12/16/19
3.3	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of International American Technologies, Inc.	SB-2	333-138902	4(iii)1	11/22/06
3.4	Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock of International American Technologies, Inc.	SB-2	333-138902	4(iiii)2	11/22/06
3.5	Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock of Hammons Industries, Inc.	8-K	000-50912	4(iii)3	9/26/07
3.6	Amended and Restated Certificate of Designations of American International Holdings Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series a Preferred Stock, filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.1	05/21/20
3.7	Amended and Restated Certificate of Designation of American International Holdings Corp. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock, filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.2	05/21/20
3.8	Certificate of Withdrawal of Certificate of Designation of Series C Convertible Preferred Stock filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.3	05/21/20
3.9	Bylaws of Unlimited Coatings Corporation	10-SB/12G	000-50912	3(ii)	08/18/04
4.1*	Description of Registered Securities					X
10.1	Exclusive License Agreement, dated as of June 27, 2019 by and among American Holdings International Corp., and Novo MedSpa Addison Corporation	8-K	000-50912	1.1	07/05/19

10.2***	American Holdings International Corp. 2019 Employee Stock Option Plan, dated July 5, 2019	8-K	000-50912	1.1	07/08/19
10.3***	Employment Agreement, dated as of October 1, 2019 by and among American Holdings International Corp., and Jesse L. Dickens, Jr.	8-K	000-50912	1.1	10/08/19
10.4	Asset Purchase Agreement and Promissory Note, dated as of October 18, 2019 by and among Legend Nutrition, Inc. and David Morales.	8-K	000-50912	1.1	11/13/19
10.5***	Employment Agreement, dated as of October 18, 2019 by and among Legend Nutrition, Inc. and Michael Ladner	8-K	000-50912	1.2	11/13/19
10.6	Lease Agreement, dated as of November 6, 2019 by and among Novopelle Waterway, Inc. and 20 & 25 Waterway Holdings, LLC	8-K	000-50912	1.1	11/15/19
10.7	Share Exchange Agreement and Promissory Note, dated as of April 12, 2019, by and between American Holdings International Corp. and Daniel Dror	8-K	000-50912	10.1	06/07/19
10.8	Share Exchange Agreement and Promissory Note, dated as of April 12, 2019, by and between American Holdings International Corp. and Winfred Fields	8-K	000-50912	10.2	06/07/19
10.9	Share Exchange Agreement and Promissory Note, dated as of April 12, 2019, by and between American Holdings International Corp. and Everett Bassie	8-K	000-50912	10.3	06/07/19
10.10	Share Exchange Agreement and Promissory Note, dated as of April 12, 2019, by and between American Holdings International Corp. and Charles Zeller	8-K	000-50912	10.4	06/07/19
10.11***	Executive Employment Agreement, dated as of April 12, 2019, by and between American Holdings International Corp. and Jacob D. Cohen	8-K	000-50912	10.5	06/07/19
10.12***	Executive Employment Agreement, dated as of April 12, 2019, by and between American Holdings International Corp. and Esteban Alexander	8-K	000-50912	10.6	06/07/19
10.13***	Executive Employment Agreement, dated as of April 12, 2019, by and between American Holdings International Corp. and Alan Hernandez	8-K	000-50912	10.7	06/07/19
10.14***	Financial and Accounting Consulting Agreement, dated as of May 3, 2019, by and between American Holdings International Corp. and Everett Bassie	8-K/A	000-50912	10.8	08/15/19
10.15***	Sample Stock Option Award and Stock Option Agreement under 2019 Employee Stock Option Plan	S-8	333-232638	4.2	07/12/20
10.16	$78,750 Convertible Promissory Note dated October 28, 2019 payable to Armada Capital Partners LLC	1-A Pos	024-11080	6.11	12/16/19

10.17	$78,750 Convertible Promissory Note dated October 28, 2019 payable to Fourth Man LLC	1-A Pos	024-11080	6.11	12/16/19
10.18	$78,750 Convertible Promissory Note dated October 28, 2019 payable to BHP Capital NY Inc.	1-A Pos	024-11080	6.11	12/16/19
10.19	Jesse L. Dickens, Jr. employment agreement with Capitol City Solutions USA, Inc. dated October 1, 2019	8-K	024-11080	1.1	10/08/19
10.20	Legend Nutrition, Inc. Asset Acquisition Agreement and Related Promissory Note dated October 18, 2019	8-K	000-50912	1.1	11/13/19
10.21***	Employment Agreement between Legend Nutrition, Inc. and Michael Ladner dated October 18, 2019	8-K	000-50912	1.2	11/13/19
10.22	$75,000 Promissory Note Issued October 11, 2019, evidencing amounts owed to GHS Investments, LLC	1-A Pos	024-11080	6.15	12/16/19
10.23	Services Agreement and Promissory Note dated August 26, 2019 with Greentree Financial Group, Inc.	1-A Pos	024-11080	6.17	01/09/19
10.24	$40,000 Promissory Note with Isaak Cohen dated June 21, 2019	1-A Pos	024-11080	6.18	01/09/19
10.25	$40,000 Promissory Note with Megan Amason dated July 8, 2019	1-A Pos	024-11080	6.19	01/09/19
10.26	Form of Subscription Agreement for the Company’s Regulation A Offering	1-A	024-11080	4.1	09/23/19
10.27	Securities Purchase Agreement between Adar Alef, LLC and American International Holdings Corp., dated February 24, 2020	8-K	000-50912	10.1	03/04/20
10.28	Convertible Promissory Note between Adar Alef, LLC and American International Holdings Corp., dated February 24, 2020	8-K	000-50912	10.2	03/04/20
10.29	Securities Purchase Agreement between Geneva Roth Remark Holdings, Inc. and American International Holdings Corp., dated April 20, 2020	8-K	000-50912	10.1	05/18/20
10.30	$88,000 Convertible Promissory Note between Geneva Roth Remark Holdings, Inc. and American International Holdings Corp., dated April 20, 2020	8-K	000-50912	10.2	05/18/20
10.31	Securities Purchase Agreement between FirstFire Global Opportunities Fund LLC and American International Holdings Corp., dated April 30, 2020	8-K	000-50912	10.3	05/18/20
10.32	$105,000 Convertible Promissory Note between FirstFire Global Opportunities Fund LLC and American International Holdings Corp., dated April 30, 2020	8-K	000-50912	10.4	05/18/20
14.1*	Code of Ethical Business Conduct					X
21.1*	List of Subsidiaries					X
23.1*	Consent of M&K CPAS, PLLC					X

31.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1**	Certification of Principal Executive Officer and of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

*	Filed herewith.

**	Furnished herewith.

***	Indicates management contract or compensatory plan or arrangement.

