Form 10-Q
period 2020-03-31
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2020-07-24
CIK 1300524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-50912

AMERICAN INTERNATIONAL HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	88-0225318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3990 Vitruvian Way, Suite 1152, Addison, Texas	75001
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: (972) 803-5337

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of each of the issuer’s classes of equity as of July 24, 2020 is 35,456,331 shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Balance Sheets

	(Unauditd)
	March 31, 2020	December 31, 2019

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$561,304	$1,258,710
Inventory	29,894	16,484
Prepayment and deposits	469,550	365,520
TOTAL CURRNET ASSETS	1,060,748	1,640,714

INTANGIBLE ASSETS
Licenses	95,000	95,000
Goodwill	29,689	29,689
NET INTANGIBLE ASSETS	124,689	124,689

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $30,081 and $19,744	188,444	154,815
Right-of-use asset - operating lease	573,956	267,482
Rent deposits	31,670	4,777
NET NON-CURRENT ASSETS	794,070	427,074

TOTAL ASSETS	$1,979,507	$2,192,477

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$35,668	$63,315
Accrued interest payable	61,264	42,564
Accrued compensation - related parties	70,500	58,500
Right-of-use liability - operating lease	148,053	80,629
Convertible notes payable, net of debt discount of $386,504 and $282,144	146,176	144,106
Loans payable	114,125	98,500
Loans payable to related parties, net of discount of $44,263 and $69,126	105,089	133,854
Derivative liabilities	626,847	458,745
Billing in excess of costs and estimated earnings	374,492	1,657,998
TOTAL CURRENT LIABILITIES	1,682,214	2,738,211

LONG-TERM LIABILITIES
Right-of-use liability - operating lease	436,036	200,074
Long-term debt	7,551	-
Long-term debt - related parties	350,000	363,125
TOTAL LONG-TERM LIABILITIES	793,587	563,199

TOTAL LIABILITIES	$2,475,801	$3,301,410

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	$-	$-
Common stock (par value $.0001, 195,000,000 shares authorized, of which 28,137,998 and 27,208,356 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively)	2,814	2,721
Treasury stock, at cost;	(64,537)	(103,537)
Common stock payable	-	25,000
Additional paid in capital	2,915,109	2,186,651
Retained earnings (deficit)	(3,349,680)	(3,219,768)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(496,294)	(1,108,933)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,979,507	$2,192,477

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Revenues
Revenues	$3,410,015	$15,241
Cost of revenues	2,204,618	12,656
Gross profit	1,205,397	2,585

Operating expenses
General and administrative expenses	1,213,429	21,201
Total operating expenses	1,213,429	21,201

Income (Loss) from Operations	(8,032)	(18,616)

Other income (expenses)
Interest expenses	(26,075)	(5,194)
Amortization of debt discount	(69,168)	-
Change in derivative liabilities	(26,937)	-
Other income	300	-
Total other income (expenses)	(121,880)	(5,194)

Income (loss) before income taxes	(129,912)	(23,810)

Income taxes	-	-

Net Income (Loss)	$(129,912)	$(23,810)

Earnings (loss) per share
Basic	$(0.00)	$(0.00)
Dilutive	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic	27,794,093	18,000,000
Dilutive	27,794,093	18,000,000

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Retained Earnings	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Stock	(Deficit)

Balance, December 31, 2018	-	$-	18,000,000	$1,800	$336	$-	$(7,520)	$-	$(5,384)

Imputed interest	-	-			2,026				2,026

Net (loss)							(23,810)		(23,810)

Balance, March 31, 2019	-	$-	18,000,000	$1,800	$2,362	$-	$(31,330)	$-	$(27,168)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Retained Earnings	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Stock	(Deficit)

Balance, December 31, 2019	-	$-	27,208,356	$2,721	$2,186,651	$25,000	$(3,219,768)	$(103,537)	$(1,108,933)

Imputed interest	-	-			1,051				1,051

Issuance of common shares under private placement	-	-	131,250	13	71,487	(25,000)			46,500

Cancellation of common shares for long-term debt	-	-	(650,000)	(65)	(38,935)			39,000	-

Issuance of common shares for note settlement	-	-	91,250	9	54,991				55,000

Issuance of common shares for services	-	-	1,357,142	136	639,864				640,000

Net (loss)							(129,912)		(129,912)

Balance, March 31, 2020	-	$-	28,137,998	$2,814	$2,915,109	$-	$(3,349,680)	$(64,537)	$(496,294)

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(129,912)	$(23,810)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation	10,337	1,794
Amortization of debt discount	69,168	-
Change in derivative liabilities	26,937	-
Stock issued for services rendered	640,000	-
Imputed interest expense	1,051	2,026
(Increase) decrease in operating assets:
Inventory	(13,410)	-
Prepaid expenses	(104,030)	8,866
Operating lease right-of-use asset, net	41,805	(273,686)
(Decrease) increase in operating liabilities:
Accounts payable	(27,647)	5,933
Accrued interest payable	22,630	-
Accrued compensation - related parties	12,000	-
Deferred lease liability	-	(7,650)
Operating lease right-of-use liability, net	(44,893)	281,643
Rent Deposit	(26,893)	-
Billing in excess of costs and estimated earnings	(1,283,506)	-
NET CASH (USED IN) OPERATING ACTIVITIES	(806,363)	(4,884)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment	(43,966)	(15,156)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(43,966)	(15,156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings - related parties	-	21,170
(Repayment) to borrowings - related parties	(41,077)	(18,921)
Proceeds from borrowings	150,000	-
(Repayment) to borrowings	(2,500)	-
Proceeds from sales of stock	46,500	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	152,923	2,249

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(697,406)	(17,791)

CASH AND CASH EQUIVALENTS:
Beginning of period	1,258,710	18,796
End of period	$561,304	$1,005

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$2,394	$3,169

Non-cash transactions:
Equipment purchases financed with long-term debt	$-	$37,027
Common shares issued for notes payable	$55,000	$-
Common shares issued for intangible assets	$225,000	$-
Discounts on convertible notes	$148,665	$-
Lease Inception	$348,279	$-
Cancellation of common shares	$39,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements of American International Holdings Corp. (“AMIH” or the “Company”) have been prepared in accordance with the generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the applicable rules and regulations for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

Impact of COVID-19 Pandemic on Consolidated Financial Statements. The outbreak of the 2019 novel coronavirus disease (“COVID-19”), which was declared a global pandemic by the World Health Organization on March 11, 2020, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread has severely impacted the U.S. and world economies, the market for health spa services, nutrition supplements and our other business offerings during the end of the first quarter of 2020, and continuing through the second and third quarters of 2020. Government mandated ‘stay-at-home’ and similar orders have to date, and may in the future, prevent us from staffing our spas and construction services, and prohibited us from operating altogether. Specifically, as a result of COVID-19 and ‘stay-at-home’ and social distancing orders issued in McKinney and The Woodlands, Texas, we had to close both of our MedSpas, VISSIA Mckinney and VISSIA Waterway, Inc., which were closed effective March 10, 2020, and which resulted in both the loss of income and the loss of most of our workforce, who had to be let go. Vissia Waterway, Inc. reopened effective June 21, 2020 and Vissia Mckinney is scheduled to reopen on or before July 31, 2020. Due to the termination of employees associated with the shutdown we were forced to expend resources to attract, hire and train completely new staff for preparation of the re-launchings. Additionally, the operations of the MedSpas will continue to be subject to potential additional shutdowns in the future in the event the number of COVID-19 positive people continues to grow in McKinney and The Woodlands, Texas, and in the event local and state governments issue further ‘stay-at-home’, work stoppage or similar social distancing orders. Although our MedSpas were forced to close, Legend Nutrition was able to remain open as an essential business as we sold vitamins and other nutritional supplements. Though the store was able to remain open, the store saw a deep decline in sales due to social distancing orders and decreases in customers who were willing to venture out to brick and mortar establishments. Moving forward, even if our locations are able to continue to operate through the COVID-19 pandemic, we expect to deal with the loss of available employees due to health concerns which in the future may limit our ability to operate. Separately, economic recessions, including those brought on by the COVID-19 outbreak may have a negative effect on the demand for our services and our operating results. We have also experienced delays due to the COVID-19 outbreak in receiving products and supplies which we need to operate. All of the above may be exacerbated in the future as the COVID-19 outbreak and the governmental responses thereto continues. Furthermore, all of the above may be exacerbated due to the fact that all of our operations currently take place in the state of Texas, which has recently experienced some of the largest increases in the number of cases of, and the number of hospitalizations related to, COVID-19.

Note 2 - Organization, Ownership and Business

Prior to May 31, 2018, the Company was a 93.2% owned subsidiary of American International Industries, Inc. (“American” or “AMIN”) (OTC Pink: AMIN). Effective May 31, 2018, the Company issued 10,100,000 shares of restricted common stock. As a result of the issuance of the common shares, a change in control occurred. American International Industries, Inc. ownership decreased from 93.2% to 6.4%. No one individual or entity owns at least 50% of the outstanding shares of the Company. Effective April 12, 2019, the Company changed its business focus to the services of medical spas.

On April 12, 2019, the Company entered into a Share Exchange Agreement (the “Agreement”) with Novopelle Diamond, LLC (“Novopelle”) and all three members of Novopelle, pursuant to which the Company issued 18,000,000 shares of the Company common stock to the members (three individuals) of Novopelle Diamond, LLC (“Novopelle”), a Texas limited company, to acquire 100% of the membership interests of Novopelle. The issuance of these shares represents a change in control of the Company. Concurrent with the issuance, Jacob Cohen, Esteban Alexander and Alan Hernandez, representing the three former members of Novopelle, were elected to the board of directors and to the office of Chief Executive Officer, Chief Operating Officer and Chief Marketing officer of the Company, respectively. Everett Bassie and Charles Zeller resigned as board members of the Company. This transaction was treated as a reverse acquisition for accounting purposes, with the Company remaining the parent company and Novopelle (which has since been renamed VISSIA McKinney, LLC) becoming a wholly-owned subsidiary of the Company.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: VISSIA McKinney, LLC (f/k/a Novopelle Diamond, LLC), VISSIA Waterway, Inc. (f/k/a Novopelle Waterway, Inc.), Novopelle Tyler, Inc., Legend Nutrition, Inc., and Capitol City Solutions USA, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Note 3 - Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the effect of recently issued standards that are not yet effective will not have a material effect on its consolidated financial position or results of operations upon adoption.

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU 2016-02). Under ASU No. 2016-2, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, the Company adopted this standard on January 1, 2019 using the modified retrospective method. The new standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients, which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs; and all of the new standard’s available transition practical expedients.

During the first quarter of 2020, the Company entered into two new lease agreements, each of which has a lease term of five years. Accordingly, the Company recognized a right of use asset of $348,279 and operating lease liabilities of $348,279 at the beginning of the lease, based on the present value of the remaining minimum rental payments under current leasing standards for its existing operating lease.

The new standard also provides practical expedients for a company’s ongoing accounting. The Company elected the short-term lease recognition exemption for its leases. For those leases with a lease term of 12 months or less, the Company will not recognize right-of-use (ROU) assets or lease liabilities.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” to simplify the accounting for certain instruments with down round features. The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Further, companies that provide earnings per share (“EPS”) data will adjust the basic EPS calculation for the effect of the feature when triggered and will also recognize the effect of the trigger within equity. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company adopted this new standard on January 1, 2019 and it did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820).” This standard modifies disclosure requirements related to fair value measurement and is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. The standard also allows for early adoption of any removed or modified disclosures upon issuance while delaying adoption of the additional disclosures until their effective date. The Company adopted ASU No. 2018-13 effective on January 1, 2020 and it did not have a material impact on the Company’s consolidated financial statements.

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

Note 4 – Property and Equipment

Property and equipment was as follows at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Leasehold improvements	$117,542	$102,264
Furniture & fixtures	40,819	23,115
Equipment	60,164	49,180
	218,525	174,559
Less accumulated depreciation and amortization	30,081	19,744
Net property and equipment	$188,444	$154,815

During the three months ended March 31, 2020, the Company’s fixed assets was increased by $43,966, which included leasehold improvements of $15,278, furniture & fixtures of $17,704 and equipment of $10,984. Depreciation and amortization expense for the three months ended March 31, 2020 and 2019 was $10,337 and $1,794, respectively.

Note 5 – Goodwill

As of March 31, 2020, the Company had goodwill of $29,689 in connection with the acquisition of the assets in October 2019 associated with and related to a retail vitamin, supplements and nutrition store located in McKinney, Texas.

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

As of March 31, 2020, the Company had four (4) leasing agreements subject to Accounting Standards Codification (ASC) 842.

Location 1 – VISSIA Mckinney, LLC

On January 1, 2019, the Company recognized an operating right-of-use asset in the amount $287,206 and an operating lease liability in the amount of $294,774 in connection with Location 1. The lease term is eighty-four (84) months and expires in November 2025.

The following is a schedule, by year, of maturities of lease liabilities as of March 31, 2020:

2020	40,549
2021	54,951
2022	55,854
2023	56,776
2024	57,715
2025	53,828
Total undiscounted cash flows	319,673
Less imputed interest (8%)	(88,184)
Present value of lease liability	$231,489

Total rental expense related to this location for the three months ended March 31, 2020 was $13,966. The operating lease right-of-use asset net balance at March 31, 2020 related to this location was $222,189.

Location 2 – Legend Nutrition, Inc.

On January 1, 2019, the Company recognized an operating right-of-use asset in the amount $68,334 and an operating lease liability in the amount of $68,334 in connection with Location 2. The lease term is twenty-four (24) months and expires in December 2020.

The following is a schedule, by year, of maturities of lease liabilities as of March 31, 2020:

2020	27,814
Total undiscounted cash flows	27,814
Less imputed interest (8%)	(3,458)
Present value of lease liability	$24,356

Total rental expense related to this location for the three months ended March 31, 2020 was $9,211. The operating lease right-of-use asset net balance at March 31, 2020 related to this location was $24,356.

Location 3 – VISSIA Waterway, Inc.

On January 1, 2020, the Company recognized an operating right-of-use asset in the amount $234,485 and an operating lease liability in the amount of $234,485 in connection with Location 3. The lease term is sixty (60) months and expires in December 2024.

The following is a schedule, by year, of maturities of lease liabilities as of March 31, 2020:

2020	40,441
2021	55,540
2022	57,206
2023	58,922
2024	60,690
Total undiscounted cash flows	272,799
Less imputed interest (8%)	(51,617)
Present value of lease liability	$221,182

Total rental expense related to this location for the three months ended March 31, 2020 was $14,314. The operating lease right-of-use asset net balance at March 31, 2020 related to this location was $220,349.

Location 4 – Capitol City Solutions USA, Inc.

On January 1, 2020, the Company recognized an operating right-of-use asset in the amount of $113,794 and an operating lease liability in the amount of $113,794 in connection with Location 4. The lease term is sixty-one (61) months and expires in January 2025.

The following is a schedule, by year, of maturities of lease liabilities as of March 31, 2020:

2020	20,466
2021	27,288
2022	27,288
2023	27,288
2024	27,288
2025	2,274
Total undiscounted cash flows	131,892
Less imputed interest (8%)	(24,830)
Present value of lease liability	$107,062

Total rental expense related to this location for the three months ended March 31, 2020 was $6,822. The operating lease right-of-use asset net balance at March 31, 2020 related to this location was $107,062.

Note 7 – Accrued Compensation for Related Parties

At March 31, 2020, accrued compensation was $70,500, representing cash compensation for the Company’s executive officers.

Note 8 – Notes Payable

Notes payable represents the following at March 31, 2020:

Note payable to a related party dated May 17, 2019 for $30,000, with interest at 5% per annum and due on April 30, 2020. The Note is unsecured and is currently past due.	$30,000	(1)

Note payable to an individual dated July 8, 2019 for $40,000, with interest at 8% per annum and due on July 8, 2020. The Note is a convertible promissory note. The Note holder has the right to convert all or any portion of the principal amount and accrued interest due on the Note into the shares issued under the Company’s qualified Regulation A offering circular (the “Offering Statement”), at the offering price of such offering ($0.50 per share). The Note is currently past due.	40,000	(2)

Note payable to a financial group dated August 26, 2019 for $75,000, with interest at 12% per annum and due on August 26, 2020. The Note is a convertible promissory note in the event of default. The Note holder has the right to convert all or any portion of the principal amount and accrued interest due on the Note into the shares of the Company at the price equal to 50% of the lowest trading price on the primary trading market on which the Company’s common stock is quoted for the last ten (10) trading days immediately prior to but not including the conversion date.	75,000
Less: partial conversion	(51,070)
	23,930	(3)

Note payable to an unrelated party dated October 15, 2019 for $75,000, with interest at 10% per annum and due on July 15, 2020. The Note is a convertible promissory note. The Note holder has the right to convert all or any portion of the principal amount and accrued interest due on the Note into the shares under the Offering Statement at the offering price. Furthermore, the Company issued 10,000 shares of the Company’s common stock to the unrelated party investor as further consideration to enter into the loan with the Company.	75,000	(4)

Note payable of $78,750 to an unrelated party dated October 28, 2019 for cash of $75,000, with interest at 10% per annum and due on October 28, 2020. The Note is a convertible promissory note. The conversion price is equal to the lesser of (i) the price per share of common stock sold to investors in the Offering Statement ($0.50 per share), or (ii) a variable conversion price equal to 60% multiplied by the lowest trading price for the common stock during the ten (10) trading day period ending on the latest completed trading day prior to the conversion date, representing a discount rate of 40%.	78,750	(5)

Note payable of $78,750 to an unrelated party dated October 28, 2019 for cash of $75,000, with interest at 10% per annum and due on October 28, 2020. The Note is a convertible promissory note. The conversion price equals the lesser of (i) the price per share of common stock sold to investors in the Offering Statement ($0.50 per share), or (ii) a variable conversion price equal to 60% multiplied by the lowest trading price for the common stock during the ten (10) trading day period ending on the latest completed trading day prior to the conversion date, representing a discount rate of 40%.	78,750	(6)

Note payable of $78,750 to an unrelated party dated October 28, 2019 for cash of $75,000, with interest at 10% per annum and due on October 28, 2020. The Note is a convertible promissory note. The conversion price equals the lesser of (i) the price per share of common stock sold to investors in the Offering Statement ($0.50 per share), or (ii) a variable conversion price equal to 60% multiplied by the lowest trading price for the common stock during the ten (10) trading day period ending on the latest completed trading day prior to the conversion date, representing a discount rate of 40%.	78,750	(7)

On October 18, 2019, Legend Nutrition, Inc. (“Legend”), a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement with David Morales to acquire all of the assets associated with and related to a retail vitamin, supplements and nutrition store located in McKinney, Texas. Pursuant to the Asset Purchase Agreement, Legend purchased a variety of assets including software, contracts, bank and merchant accounts, products, inventory, computers, security systems and other intellectual properties (the “Assets”). For consideration of the Assets, Legend issued to Mr. Morales a promissory note in the amount of $75,000 bearing an interest rate of five percent (5%) per annum and with a maturity date of one year.	75,000
Less: partial repayment	(9,000)
	66,000	(8)

Note payable of $157,500 to an unrelated party dated February 24, 2020 for cash of $150,000, net of original issue discount of $7,500, with interest at 8% per annum and due on February 24, 2021. The Note is a convertible promissory note. The conversion price equals 60% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to and including the conversion date, representing a discount rate of 40%.	157,500	(9)

The Company incurred long term debt in the amount of $37,027 in 2019 to purchase equipment used in its operations. The total purchase price was $37,027, with the Company making a down payment in the amount of $3,000. The note is due in monthly payments of $1,258.50, including interest at 8%, due in September 2021. The Company incurred $335 on imputed interest expense due to related party borrowing during the three months ended March 31, 2020. The outstanding balance of this note was $25,676 as of March 31, 2020.	25,676	(10)

	$654,356
Less: unamortized discount	(386,504)
Total	$267,852
Convertible notes	$146,176
Non-convertible notes	$121,676
Short-term non-convertible notes	$114,125
Long-term non-convertible notes	$7,551

The maturities of long-term debt are as follows:

Year	Amounts
2021	7,551
Total	$7,551

Note 9 – Loans from Related Parties

As of March 31, 2020, the Company had a short-term note payable in the amount of $13,473 to Kemah Development Texas, LP, a company owned by Dror Family Trust, a related party.	$13,473

Note payable to Isaak Cohen, father to the Company’s CEO, dated June 21, 2019 for $40,000, with interest at 8% per annum and due on June 21, 2020. The promissory note is unsecured. Furthermore, the Company issued 50,000 shares of the Company’s common stock to the related party investor as further consideration to enter into the loan with the Company. The Company issued 50,000 shares of common stock valued at $0.10 per share, or $5,000, based on recent sales of common stock to the third party, which was accounted for at a discount on the note. The principal of this Note and accrued interest of $2,214 was paid in full during the first quarter of 2020. Accordingly, unamortized discount as of the payment date in the amount of $2,363 was expensed.	-

Note payable to Isaak Cohen, father to the Company’s CEO, dated September 9, 2019 for $100,000, with interest at 8% per annum and due on September 9, 2020. The promissory note is unsecured. Furthermore, the Company issued 100,000 shares of the Company’s common stock to the related party investor as further consideration to enter into the loan with the Company. The Company issued 100,000 shares of common stock valued at $1.00 per share, or $100,000, based on the market price at the grant date, which was accounted for at a discount on the note.	100,000

As of March 31, 2020, outstanding loan balances payable to two of the Company officers and board members, Jacob Cohen and Esteban Alexander, was $35,879. The Company incurred $715 on imputed interest expense due to related party borrowing during the three months ended March 31, 2020.	35,879

On April 12, 2019, the Company entered into individual share exchange agreements and promissory notes with each of Daniel Dror, Winfred Fields and former Directors Everett Bassie and Charles Zeller (the “AMIH Shareholders”), whereby the AMIH Shareholders agreed to cancel and exchange a total of 5,900,000 shares of their AMIH common stock. The Company issued individual promissory notes with an aggregate principal amount of $350,000 (the “Promissory Notes”) for cancellation of the 5,900,000 shares of common stock. The Promissory Notes have a term of two years and accrue interest at the rate of 10% per annum until paid in full by the Company. The Company recorded interest of $8,821 on these notes during the three months ended March 31, 2020. The accrued interest on these notes was $34,037 as of March 31, 2020.	350,000
$499,352
Less: unamortized discount	(44,263)
455,089
Short-term loans payable	$105,089
Long-term loans payable	$350,000

The maturities of long-term debt are as follows:

Year	Amounts
2021	350,000
Total	$350,000

Note 10 – Derivative Liabilities

Notes that are convertible at a discount to market are considered embedded derivatives.

Under Financial Accounting Standard Board (“FASB”), U.S. GAAP, Accounting Standards Codification, “Derivatives and Hedging”, ASC Topic 815 (“ASC 815”) requires that all derivative financial instruments be recorded on the balance sheet at fair value. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market-based pricing models incorporating readily observable market data and requiring judgment and estimates.

The Company’s convertible note has been evaluated with respect to the terms and conditions of the conversion features contained in the note to determine whether they represent embedded or freestanding derivative instruments under the provisions of ASC 815. The Company determined that the conversion features contained in the notes totaled $468,750, and represent a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Lattice Model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion.

The Convertible Note derivatives were valued as of December 31, 2019, issuance, conversion and March 31, 2020 as set forth in the table below.

Derivative liabilities as of December 31, 2019	$458,745
Initial derivative liabilities at new note issuance	141,165
Conversion	-
Mark to market changes	26,937
Derivative liabilities as of March 31, 2020	$626,847

As of March 31, 2020, the Company had derivative liabilities of $626,847, and recorded changes in derivative liabilities in the amount of $26,937 during the three months ended March 31, 2020.

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

Note 11 – Billing in Excess of Costs and Estimated Earnings

The Company has two long-term contracts in progress during the first quarter of 2020, one of which was completed. Work has started on the long-term contracts that will have costs and earnings in the following periods:

Job	Normandy	Gateway Village	Total

Contract Revenues	640,998	6,692,266
Estimated cost of goods sold (COGS)	578,118	4,725,912

Estimated Gross Profit	62,880	1,966,354
Gross Margin	10%	29%

COGS in 2019	199,482	1,444,397
COGS in three months ended March 31, 2020	329,201	1,801,717	$2,130,918
Total actual COGS	528,683	3,246,114

Percentage of completion (POC)	100%	49%

Revenues – POC	640,998	4,349,319
less: previously recognized	(220,886)	(1,496,680)
recognized in three months ended March 31, 2020	420,112	2,852,639	$3,272,751

Bill to Date	$640,998	$4,723,811	$5,364,809

Billing in excess of costs and estimated earnings	$-	$374,492	$374,492

Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts), which was $0 as of March 31, 2020. Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are reclassified to accounts receivable when they are billed under the terms of the contract. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date, which was $374,492 as of March 31, 2020. The Company recognized revenue of $3,272,751 during the three months ended March 31, 2020 in connection with such contract assets. The Company anticipates that substantially all incurred cost associated with contract assets as of March 31, 2020 will be billed and collected within one year.

Note 12 – Income Taxes

The Company has current net operating loss carryforwards in excess of $86,640 as of March 31, 2020, to offset future taxable income, which expire beginning 2029.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

March 31, 2020
Deferred Tax Asset:
Net Operating Loss	$18,157
Valuation Allowance	(18,157)
Net Deferred Asset	$—

At March 31, 2020, the Company provided a 100% valuation allowance for the deferred tax asset because it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

Note 13 – Capital Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $0.0001 par value, of which three shares were designated as Series A Preferred Stock and 2,000,000 were designated as Series B Preferred stock, the balance of 2,999,997 shares of preferred stock were undesignated as of March 31, 2020.

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

The holders of Series B Preferred Stock have the same dividend rights as common stockholders on a fully converted basis, are entitled to receive pari passu with any distribution of any of the assets of the Company to the holders of the Company’s common stock, but not prior to any holders of senior securities. Each share of Series B Preferred Stock may be converted, at the option of the holder thereof, into that number of shares of common stock of the Company as equals $1.00 divided by 90% of the average of the volume weighted average prices (“VWAP”) of the Company’s common stock, for the five trading days immediately preceding the date the notice of conversion is received, subject to the limit of 4.999% of the Company’s outstanding shares of common stock. The holders of Series B Preferred Stock have no voting rights.

As of March 31, 2020, and December 31, 2019, there was no preferred stock issued and outstanding.

The Company is authorized to issue up to 195,000,000 shares of common stock, $0.0001 par value, of which 28,137,998 shares were issued and outstanding at March 31, 2020 and 27,208,356 were issued and outstanding at December 31, 2019.

On July 5, 2019, our Board of Directors adopted and approved our 2019 Stock Option and Incentive Plan (the “Plan”). The Plan is intended to promote the interests of our Company by providing eligible persons with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company as an incentive for them to remain in the service of the Company. The maximum number of shares available to be issued under the Plan is currently 10,000,000 shares, subject to adjustments for any stock splits, stock dividends or other specified adjustments which may take place in the future. The Company issued a total of 500,000 shares to eligible persons under the Plan and recorded $160,000 as Stock Based Compensation against these issuances for the three months ended March 31, 2020, based on the market price at the grant date.

On January 1, 2020, the Company issued Jesse J. Dickens, CEO of CCS, 500,000 shares of restricted common stock pursuant to an employment agreement entered into on October 1, 2019. Mr. Dickens will receive an annual base salary of $120,000, plus an equity grant in the amount of one million (1,000,000) shares of restricted common stock (the “Equity Shares”) subject to a vesting period of one-year, of which two-hundred and fifty thousand (250,000) shares were issued to Mr. Dickens upon signing the Employment Agreement and the remaining shares issuable as follows: 250,000 shares on January 1, 2020, 250,000 shares on April 1, 2020, and 250,000 shares on July 1, 2020. Accordingly, 250,000 shares were recognized as Mr. Dickens’ compensation during the first quarter of 2020, and 250,000 shares shall be recognized as Mr. Dickens’ compensation during the second quarter of 2020. The final tranche of 250,000 shares will be issued during the 3rd quarter, 2020. The shares were valued at $1.12 per share or $280,000 based on the market price at the grant date.

On January 3, 2020, 650,000 shares of restricted common stock were cancelled in connection with the four exchange agreements, dated April 12, 2019 (see “Note 2 - Organization, Ownership and Business”), pursuant to which 5,900,000 shares of common stock were to be cancelled in exchange for four long-term notes totaling $350,000. 4,250,000 shares were returned to treasury and cancelled in 2019, and the remaining 1,000,000 shares were cancelled in the second quarter of 2020.

On January 13, 2020, the Company executed a Data Delivery and Ancillary Services Agreement with a third party, pursuant to which the Company issued 357,142 shares of the Company’s restricted common stock to the third party in exchange of sector-specific consumer records and data to be utilized for marketing purposes provided by the third party and the ancillary advisory services such as data cleaning, data emailing, lead generation campaigns, social media management. The shares were valued at $0.56 per share or $200,000 based on the market price at the grant date.

On January 17, 2020, the Company issued 62,500 shares of restricted common stock to an investor in exchange for $25,000 in cash and $25,000 of principal and interest due under that certain convertible promissory note between the Company and the investor dated August 26, 2019. The Company received cash of $25,000 on November 26, 2019 which was recorded as common stock payable as of December 31, 2019. The shares issued to the investor are part of the 10,000,000 shares qualified and registered in connection with the Offering Statement.

On February 28, 2020, the Company issued 160,000 common shares to an investor in exchange for $46,500 in cash, net of offering costs, and $30,000 of principal and interest due under that certain convertible promissory note between the Company and the investor dated August 26, 2019. The shares issued to the investor are part of the 10,000,000 Shares offered and registered by the Company under the Offering Statement.

Note 14 – Going Concern

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying financial statements, the Company has a net loss of $129,912 for the three months ended March 31, 2020, and an accumulated deficit of $3,349,680 as of March 31, 2020. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There can be no assurance that the Company will become commercially viable without additional financing, the availability and terms of which are uncertain. If the Company cannot secure necessary capital when needed on commercially reasonable terms, its business, condition (financial and otherwise) and commercial viability may be harmed. Although management believes that it will be able to successfully execute its business plan, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Robert Holden vs AMIH

On October 14, 2019, Robert Holden, the Company’s former CEO, filed a Petition and Application for Temporary Restraining Order in the District Court of Harris County, Texas against the Company stating that the Company is blocking Mr. Holden’s legal right to trade his shares in the open market and further attempting to stake his claim that he maintains his rights to the 3,800,000 shares he received in connection with his acceptance as CEO of the Company on or around May 31, 2018. The Company is maintaining the position that Mr. Holden does not have the right to those shares as he was in breach of his obligation to convey a digital marketing business to the Company and subsequently resigned from the Company shortly thereafter, on or around August 15, 2018 and that he procured the shares through fraud. On November 11, 2019, the Company issued a response with a Motion to Dismiss Under the Texas Citizen’s Participation Act (TCPA) citing that any declaratory judgment and breach of contract claims be dismissed unless Mr. Holden can, through “clear and specific evidence”, establish a prima facie case for each essential element of his claims. After an attempt to remand the case to federal court, the Company filed an amended notice of submission for its TCPA motion for submission on May 18, 2020, whereby Holden failed to respond to the motion in a timely manner. On May 18, 2020, the Company filed a response in support of its motion to dismiss under the TCPA, which was denied on June 3, 2020. Immediately thereafter, on June 4, 2020, the Company filed a notice of accelerated interlocutory appeal to appeal the denial of the motion to dismiss under the TCPA and the trial court’s failure to rule on the Company’s objection to the timeliness of Holden’s response. The outcome of this action, and the ultimate outcome of the lawsuit is currently unknown at this time, provided that the Company intends to vehemently defend itself against the claims made in the lawsuit.

AMIH vs. Winfred Fields

On November 11, 2019, the Company filed an original petition and jury demand against Winfred Fields, a shareholder, in the 458th Judicial District Court of Fort Bend County seeking damages related to breach of contract and fraud related charges. The Company executed an exchange agreement with Mr. Fields on or around April 12, 2019 whereby Mr. Fields was required to tender to the Company a total of 650,000 of the 750,000 shares of the Company’s common stock that Mr. Fields then owned (the “Exchanged Shares”) in exchange for a promissory note with a maturity date of April 12, 2021 payable in the amount of $42,500 (the “Fields Note”) (see also “Note 2 - Organization, Ownership and Business”). The Exchange Agreement required that Mr. Fields immediately return the stock certificates for the Exchanged Shares to the Company or its designated agent for immediate cancellation and for Mr. Fields to retain the remaining 100,000 shares. Mr. Fields agreed in the Exchange Agreement that these shares would not become unrestricted until such time as Mr. Fields received an opinion of counsel satisfactory to the Company that the shares were not restricted for trade under SEC regulations. After executing the Exchange Agreement, Mr. Fields—rather than return the Exchanged Shares or obtain said opinion of counsel—attempted to deposit and trade the Exchanged Shares and the restricted shares, which was a direct violation of the Exchange Agreement. The Company asserts that Mr. Fields knowingly, willingly and fraudulently attempted to deposit and trade the Exchanged Shares and is seeking damages and equitable relief. Upon several attempts to serve Mr. Fields, service was perfected on or around February 3, 2020. On March 2, 2020, Mr. Fields filed a response generally denying all claims. On May 22, 2020, the Company filed its first request for production and request for disclosure and discovery insisting that Mr. Fields produce all documentation related to the fraudulent transaction and is awaiting a response to these requested discovery items. The outcome of this action is currently unknown at this time. In November 2019, the Company recovered 650,000 shares from Mr. Fields which were cancelled.

Note 16 – Subsequent Events

On April 1, 2020, the Company issued 40,000 shares of common stock to an investor in exchange for $20,000 of principal and interest due under that certain convertible promissory note between the Company and the investor dated October 10, 2019.

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

On May 13, 2020, the Company provided Novo MedSpa Addison Corporation (“NMAC”) with notice to terminate the June 27, 2019 License Agreement in pursuit of the Company’s desire to establish and develop its own brand and have the flexibilities to offer additional products and services that are not currently available at Novopelle branded locations. Effective on May 13, 2020, the License Agreement was terminated.

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

On June 2, 2020, the Company issued 2,083,333 shares of the Company’s restricted common stock to GCN in connection with the conversion of 500,000 shares of Series B Convertible Preferred stock into common stock. The shares were valued at $0.24 per share or $500,000.

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

On June 8, 2020, 1,000,000 shares were cancelled, representing the last tranche of shares in connection with the four exchanges agreements, dated April 12, 2019 (see “Note 2 - Organization, Ownership and Business”), pursuant to which 5,900,000 shares of common stock were to be cancelled in exchange for four long-term notes totaling $350,000.

Management has evaluated all subsequent events from March 31, 2020 through the issuance date of the financial statements for subsequent event disclosure consideration. No change to the financial statements for the three months ended March, 31, 2020 is deemed necessary as a result of this evaluation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Recent Events Relating to Our Business.

●	Results of Operations.

●	Liquidity and Capital Resource.

●	Critical Accounting Estimates.

The following discussion should be read in conjunction with the American International Holdings Corp. financial statements and accompanying notes included elsewhere in this report.

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

●	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;

●	our ability to develop, acquire, and advance services and products for our customer base;

●	the implementation of our business model and strategic plans for our business;

●	the terms of future licensing, operational or management arrangements, and whether we can enter into such arrangements at all;

●	timing and receipt of revenues, if any;

●	the scope of protection we are able to establish and maintain for intellectual property rights and our ability to operate our business without infringing on the intellectual property rights of others;

●	regulatory developments in the United States;

●	our ability to maintain and establish collaborations or obtain additional funding;

●	our financial performance;

●	the effects of COVID-19 and other epidemics and pandemics on our ability to operate, our ability to generate revenues, and the local, U.S. and global economies in general;

●	developments and projections relating to our competitors and our industry; and

●	other risks described below under, and incorporated by reference in, “Risk Factors”, below.

You should read the matters described in, and incorporated by reference in, “Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

All references to years relate to the fiscal year ended December 31 of the particular year.

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II. Other Information - Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on June 26, 2020 (the “Annual Report”).

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our unaudited consolidated financial statements included above under “Part I - Financial Information - Item 1. Financial Statements”.

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

The market data and certain other statistical information used throughout this Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We are responsible for all of the disclosures contained in this Report, and we believe these industry publications and third-party research, surveys and studies are reliable. While we are not aware of any misstatements regarding any third-party information presented in this Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under, and incorporated by reference in, the section entitled “Risk Factors”, below. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to American International Holdings Corp., is also based on our good faith estimates.

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

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov and are available for download, free of charge, soon after such reports are filed with or furnished to the SEC, on our website at https://amihcorp.com/investors/. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. Our website address is https://amihcorp.com. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

Business of the Company

A description of the Company’s business operations, assets and divisions can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on June 26, 2020, under the heading “Item 1. Business”. Except as set forth below under “Recent Events” such information as set forth in the Form 10-K remains accurate and current.

Recent Events

COVID-19 Outlook

The outbreak of the 2019 novel coronavirus disease (“COVID-19”), which was declared a global pandemic by the World Health Organization on March 11, 2020, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread has severely impacted the U.S. and world economies, the market for health spa services, nutrition supplements and our other business offerings during the end of the first quarter of 2020, and continuing through the second and third quarters of 2020. Government mandated ‘stay-at-home’ and similar orders have to date, and may in the future, prevent us from staffing our spas and construction services, and prohibited us from operating altogether. Specifically, as a result of COVID-19 and ‘stay-at-home’ and social distancing orders issued in McKinney and The Woodlands, Texas, we had to close both of our MedSpas, VISSIA Mckinney and VISSIA Waterway, Inc., which were closed effective March 10, 2020, and which resulted in both the loss of income and the loss of most of our workforce, who had to be let go. Vissia Waterway, Inc. reopened effective June 21, 2020 and Vissia Mckinney is scheduled to reopen on or before July 31, 2020. Due to the termination of employees associated with the shutdown we were forced to expend resources to attract, hire and train completely new staff for preparation of the re-launchings. Additionally, the operations of the MedSpas will continue to be subject to potential additional shutdowns in the future in the event the number of COVID-19 positive people continues to grow in McKinney and The Woodlands, Texas, and in the event local and state governments issue further ‘stay-at-home’, work stoppage or similar social distancing orders. Although our MedSpas were forced to close, Legend Nutrition was able to remain open as an essential business as we sold vitamins and other nutritional supplements. Though the store was able to remain open, the store saw a deep decline in sales due to social distancing orders and decreases in customers who were willing to venture out to brick and mortar establishments. Moving forward, even if our locations are able to continue to operate through the COVID-19 pandemic, we expect to deal with the loss of available employees due to health concerns which in the future may limit our ability to operate. Separately, economic recessions, including those brought on by the COVID-19 outbreak may have a negative effect on the demand for our services and our operating results. We have also experienced delays due to the COVID-19 outbreak in receiving products and supplies which we need to operate.

While conditions started to improve during the second quarter of 2020, as the state of Texas and various local governments began relaxing “stay-at-home” and similar public health mandates that were implemented in response to the COVID-19 pandemic, Texas has recently seen a significant increase in the number of COVID-19 positive patients. It is currently unknown whether the state or local governments (if they are legally able) will implement further “stay-at-home” and similar orders. Any such “stay-at-home” or similar orders would likely require us to once again close our medical spas and may further negatively impact our construction, nutritional store and other services.

Notwithstanding the above, as the economy continues to recover from the severe impacts of the pandemic and related COVID-19 control responses which were put in place during the early part of 2020, we expect employment, consumer confidence and other fundamental business factors to also improve. However, the speed, trajectory and strength of any such recovery remains highly uncertain, and could be slowed or reversed by a number of factors, including a possible widespread resurgence in COVID-19 infections in the second half of 2020 without the availability of generally effective therapeutics or a vaccine for the disease.

We currently anticipate experiencing ongoing disruptions to our ability to open and operate our medical spas and potentially our nutrition store and provide construction services, and overall declines in the demand for our medical spas and the number of customers we expect for our medical spas and nutrition store throughout the remainder of 2020 (and possibly beyond) as Texas, and the U.S. in general, continues to deal with the COVID-19 pandemic. Any prolonged disruption to our operations, work force available, or ability to keep our med spas open for business, is likely to have a significant adverse effect on our results of operations, cash flows and ability to meet continuing debt service requirements.

Other Recent Material Events

On May 13, 2020, the Company provided Novo MedSpa Addison Corporation (“NMAC”) with notice to terminate the June 27, 2019 License Agreement in pursuit of the Company’s desire to establish and develop its own brand and have the flexibilities to offer additional products and services that are not currently available at Novopelle branded locations. Effective on May 13, 2020, the License Agreement was terminated.

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

Results of Operations

Revenues

We had revenues of $3,410,015 for the three months ended March 31, 2020, compared to revenues of $15,241 for the three months ended March 31, 2019. The significant increase in revenues in 2020 was due primarily to two construction contracts for an apartment and clubhouse rebuild at Gateway Village, Texas and the replacement of a roof replacement at Port Arthur, Texas. The total contract revenues totaled $7,333,264.

We recognized revenues in according with Accounting Standards Codification (ASC) Topic 606. A five-step process has been designed for the individual or pool of contracts to keep financial statements focused on this principle. Revenues from fixed-price and cost-plus contracts are recognized on the percentage of completion method, whereby revenues on long-term contracts were recorded on the basis of the Company’s estimates of the percentage of completion of contracts based on the ratio of actual cost incurred to total estimated costs. This cost-to-cost method was used because management considered it to be the best available measure of progress on these contacts. Revenues from cost-plus-fee contracts were recognized on the basis of costs incurred during the period plus the fee earned, measured on the cost-to-cost method. Revenues from time-and-material and rate chart contracts were recognized currently as work is performed. During the three months ended March 31, 2020, we recognized revenues of $3,272,751 in connection with these two construction contracts. The revenues in the first quarter of 2019 were primarily generated from our medical spa facility located in McKinney, Texas.

Cost of Revenues

We had cost of revenues of $2,204,618 for the three months ended March 31, 2020, compared to cost of revenues of $12,656 for the three months ended March 31, 2019. Cost of revenues include all direct material, sub-contractor, labor and certain other direct costs, as well as those indirect costs related to contract performance, such as indirect labor and fringe benefits. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to cost and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period. Claims for additional contract revenue are recognized when realization of the claim is probable and the amount can be reasonably determined.

The cost of revenues in the first quarter of 2019 were primarily attributable to our medical spa facility located in McKinney, Texas.

Cost of revenues as a percentage of revenues was 64.7% for the three months ended March 31, 2020, compared to 83.0% for the three months ended March 31, 2019. Cost of sales as a percentage of revenue increased for the three months ended March 31, 2020, compared to the prior period in 2019, due primarily to the two construction contracts for an apartment and clubhouse rebuild at Gateway Village, Texas and the replacement of a roof replacement at Port Arthur, Texas.

Operating Expenses

General and administrative expenses were $1,213,429 and $21,201 for the three months ended March 31, 2020 and 2019, respectively. The significant increase in 2020 was due primarily to stock-based compensation in the amount of $640,000, and professional expenses incurred because of being a public company (for legal, financial reporting, accounting and auditing compliance). General and administrative expenses in the first quarter of 2019 were in connection with the operation of our medical spa facility located in McKinney, Texas.

Other Expenses

During the three months ended March 31, 2020 and 2019, we incurred interest expense of $26,075 and $5,194, respectively, of which $1,051 and $2,026, respectively, were recorded as imputed interest in connection with related party loans. The amortization of debt discount and loss due to change in derivative liabilities were $69,168 and $26,937, respectively, during the three months ended March 31, 2020. There was no amortization of debt discount and loss due to change in derivative liabilities in the first quarter of 2019. We also had $300 of other income in the first quarter of 2020, compared to no other income during the same period in 2019.

Net Loss

We had a net loss of $129,912, or $0.00 per share, for the three months ended March 31, 2020, compared to a net loss of $23,810, or $0.00 per share, for the same period ended March 31, 2019. The increase in net loss in the first quarter of 2020 was primarily attributable to non-cash expenses in connection with stock-based compensation, amortization of debt discount of $69,168, and the change in derivative values associated with outstanding convertible debt in the amount of $26,937, offset by the increase in gross profit, each as discussed above. We did not have non-cash expenses in the same period ended March 31, 2019.

Liquidity and Capital Resources

As of March 31, 2020 and December 31, 2019, the Company had total assets of $1,979,507 and $2,192,477, respectively.

As of March 31, 2020, the Company had total liabilities of $2,475,801, which consisted of accounts payable, accrued interest and accrued compensation in the amount of $167,432, rights-of-use liability of $584,089, notes payable to related parties and non-related parties in the amount of $722,941, net of debt discount of $430,767, derivative liabilities of $626,847 and billing in excess of costs and estimated earnings in amount of $374,492. The Company had a total stockholders’ deficit of $496,294 as of March 31, 2020.

During the three months ended March 31, 2020 and 2019, net cash used in operating activities was $806,363 and $4,884, respectively. Negative cash flows during the three months ended March 31, 2020 were due primarily to the net loss of $129,912, plus the increase in inventory and prepaid expenses of $13,410 and $104,030, respectively, and the decrease in billing in excess of costs and estimated earnings of $195,623, partially offset by non-cash expenses, including stock-based compensation of $640,000, amortization of debt discount of $69,168, and changes in derivative liabilities by $26,937. Comparatively, cash used in operating activities for the three months ended March 31, 2019 was due primarily to the net loss of $23,810, offset by the decrease in prepaid expenses by $8,866 and increase in accounts payable by $5,933.

During the three months ended March 31, 2020 and 2019, we had cash used in investing activities of $43,966 and $15,156, respectively, solely attributable to capital expenditures for property and equipment.

During the three months ended March 31, 2020 and 2019, net cash flows provided by financing activities were $152,923 and $2,249, respectively, primarily attributable to the proceeds from notes payable to related parties and non-related parties during the respective periods. We had proceeds of $0 from related party borrowings and proceeds of $150,000 from non-related party borrowings in the first quarter of 2020, compared to proceeds of $21,170 and $0, respectively, in the same period ended March 31, 2019. We made repayments of $41,077 to related party borrowings and repayments of $2,500 to non-related party borrowings in the first quarter of 2020, compared to repayments of $18,921 and $0, respectively, in the same period ended March 31, 2019. We had proceeds of $46,500 from sales of stock in 2020, and we did not have any proceeds from sales of stock in 2019.

We had cash of $561,304 as of March 31, 2020, and a working capital deficit of $621,466. On the short-term basis, we will be required to raise a significant amount of additional funds over the next 12 months to sustain operations. On the long-term basis, we will potentially need to raise capital to grow and develop our business.

To date we sold have sold (a) 131,250 shares of our common stock in consideration for $75,000 in cash; and (b) 131,250 shares of our common stock in exchange for the conversion of $75,000 in debt, pursuant to our on-going Regulation A offering.

It is likely that we will require significant additional financing within the next 12 months and if we are unable to raise the needed funds on an acceptable basis, we may be forced to cease or curtail operations.

Additional information regarding the Company’s (a) accrued compensation for related parties can be found in “Note 7 – Accrued Compensation for Related Parties”; (b) notes payable can be found in “Note 8 – Notes Payable”; (c) related party loans can be found in “Note 9 – Loans from Related Parties”; derivative liabilities can be found in “Note 10 – Derivative Liabilities”; billings in excess of costs and estimated earnings can be found in “Note 11 – Billing in Excess of Costs and Estimated Earnings”, under “Part I - Item 1. Financial Statements” in the Notes to Consolidated Financial Statements.

Critical Accounting Policies

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) Topic 606. The underlying principle is that the Company recognize revenue to depict the transfer of promised goods and services to customers in an amount that they expect to be entitled to in the exchange for goods and services provided. A five-step process has been designed for the individual or pools of contracts to keep financial statements focused on this principle.

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

The asset, “cost and estimated earnings in excess of billings on uncompleted contract” represents revenues recognized in excess of amounts billed, which was $0 as of March 31, 2020. The liability, “billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized, which was $374,492 as of March 31, 2020.

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

Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

The derivative liabilities are stated at their fair value as a level 3 measurement. The Company used the Lattice Model to determine the fair values of these derivative liabilities. See “Note 10 – Derivative Liabilities” of the unaudited financial statements included herein under “Part I - Item 1. Financial Statements”, for the Company’s assumptions used in determining the fair value of these financial instruments.

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

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer/principal financial/accounting officer), to allow timely decisions regarding required disclosures.

Management, with the participation of our Chief Executive Officer (principal executive officer/principal financial/accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of March 31, 2020, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting as of December 31, 2019 (as described in greater detail in our annual report on Form 10-K for the year ended December 31, 2019), our Chief Executive Officer (principal executive officer/principal financial/accounting officer) has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer/principal financial/accounting officer), as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” of this Form 10-Q from, “Part I - Item 1. Financial Statements” in the Notes to Consolidated Financial Statements under “Note 15 – Uncertainties”. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Commission on June 26, 2020 (the “Form 10-K”), under the heading “Risk Factors”, except as set forth below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2019, under “Risk Factors”, and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

The risk factor entitled “The COVID-19 pandemic has negatively affected, and is likely to continue to negatively affect, our operations, results of operations and cash flow.” from the Form 10-K is replaced and superseded by the following:

Our business has been materially and adversely disrupted by COVID-19, and the control response measures that state and local governments have implemented to address it, and may be impacted by other epidemics or pandemics in the future.

An epidemic, pandemic or similar serious public health issue, and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and thereby, and/or along with any associated economic and/or social instability or distress, have a material adverse impact on our consolidated financial statements.

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and several states and municipalities have declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including quarantines, “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.

The COVID-19 pandemic, and related social distancing requirements, travel bans, stay-at-home orders and closures have limited access to our spas and store and forced us to close our spas and store during the first quarter of 2020 and into the second quarter of 2020. These, in turn, have not only negatively impacted our operations, financial condition and demand for our services, but our overall ability to react timely to mitigate the impact of this event. We anticipate that our second and third quarter 2020 financial results, at a minimum, will be significantly negatively affected by COVID-19; however, the full effect on our business and operation is currently unknown, and we currently project our financial results for at least the remainder of fiscal 2020 being negatively impacted by the pandemic. The outbreak of COVID-19 has caused significant disruptions to the Company’s ability to generate revenues and cash flows, and uncertainty regarding the length of the disruption may adversely impact our ability to raise additional capital.

Specifically, as a result of COVID-19 and ‘stay-at-home’ and social distancing orders issued in McKinney and The Woodlands, Texas, we had to close both of our MedSpas, VISSIA Mckinney and VISSIA Waterway, Inc., which were closed effective March 10, 2020, and which resulted in both the loss of income and the loss of most of our workforce, who had to be let go. Vissia Waterway, Inc. reopened effective June 21, 2020 and Vissia Mckinney is scheduled to reopen on or before July 31, 2020. Due to the termination of employees associated with the shutdown we were forced to expend resources to attract, hire and train completely new staff for preparation of the re-launchings. Additionally, the operations of the MedSpas will continue to be subject to potential additional shutdowns in the future in the event the number of COVID-19 positive people continues to grow in McKinney and The Woodlands, Texas, and in the event local and state governments issue further ‘stay-at-home’, work stoppage or similar social distancing orders. Although our MedSpas were forced to close, Legend Nutrition was able to remain open as an essential business as we sold vitamins and other nutritional supplements. Though the store was able to remain open, the store saw a deep decline in sales due to social distancing orders and decreases in customers who were willing to venture out to brick and mortar establishments. Moving forward, even if our locations are able to continue to operate through the COVID-19 pandemic, we expect to deal with the loss of available employees due to health concerns which in the future may limit our ability to operate.

The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows will depend on our ability to have sufficient liquidity until such time as our stores can again generate revenue capable of supporting our ongoing operations, all of which remain highly uncertain at this time.

While conditions started to improve during the second quarter of 2020 as the state of Texas and various local governments began relaxing “stay-at-home” and similar public health mandates that were implemented in response to the COVID-19 pandemic, Texas has recently seen a significant increase in the number of COVID-19 positive patients. It is currently unknown whether the state or local governments (if they are legally able) will implement further “stay-at-home” and similar orders. Any such “stay-at-home” or similar orders would likely require us to close our medical spas and potentially our nutrition supplement store, but will at a minimum further decrease traffic to such stores, and may further impact our construction services.

Notwithstanding the above, as the economy continues to recover from the severe impacts of the pandemic and related COVID-19 control responses which were put in place in the first part of the year, we expect employment, consumer confidence and other fundamental business factors to also improve. However, the speed, trajectory and strength of any such recovery remains highly uncertain, and could be slowed or reversed by a number of factors, including a possible widespread resurgence in COVID-19 infections in the second half of 2020 without the availability of generally effective therapeutics or a vaccine for the disease.

We currently anticipate experiencing ongoing disruptions to our ability to open and operate spas and our store, and provide construction services, throughout the remainder of 2020 (and possibly beyond) as the U.S. continues to deal with the COVID-19 pandemic. Any prolonged disruption to our operations is likely to have a significant adverse effect on our results of operations, cash flows and ability to meet continuing debt service requirements.

Even though one of our spas has reopened (with the other one planned to reopen in the coming weeks) and our vitamin store did not have to close, we do not expect our number of med spa or vitamin store customers to return to re-pandemic levels for some time, if at all. Additionally, the pandemic could also negatively impact our results of operations by continuing to weaken demand for our products and services and/or by disrupting our supply chain. As events are rapidly changing, we are unable to accurately predict the impact that COVID-19 will have on our results of operations due to uncertainties including, but not limited to, the future duration of the closing of our stores, the duration of quarantines, shelter-in-place and other travel restrictions within the U.S. and other affected countries, the severity of the virus, the duration of the outbreak, and the public’s response to the outbreak and its eventual aftermath.

The inherent uncertainty surrounding COVID-19, due in part to rapidly changing governmental directives, public health challenges and progress, and market reactions thereto, also makes it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth. Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, significant decreases in our revenues and increases in net loss, as we did during our 2020 first and second quarters, and such impacts could continue be material to our consolidated financial statements in the third quarter and beyond. In addition, should the COVID-19 public health effort intensify to such an extent that we once again cannot operate, if there are prolonged government restrictions on our business and our customers, and/or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business; or service our outstanding debt. Such a circumstance could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the quarter ended March 31, 2020 and from the period from April 1, 2020 to the filing date of this report, which have not previously been disclosed in our prior Annual Report on Form 10-K or a Current Report on Form 8-K, except as set forth below:

On January 1, 2020, the Company issued Jesse J. Dickens, CEO of CCS, 500,000 shares of restricted common stock pursuant to an employment agreement entered into on October 1, 2019. Mr. Dickens will receive an annual base salary of $120,000, plus an equity grant in the amount of one million (1,000,000) shares of restricted common stock (the “Equity Shares”) subject to a vesting period of one-year, of which two-hundred and fifty thousand (250,000) shares were issued to Mr. Dickens upon signing the Employment Agreement and the remaining shares issuable as follows: 250,000 shares on January 1, 2020, 250,000 shares on April 1, 2020, and 250,000 shares on July 1, 2020. Accordingly, 250,000 shares were recognized as Mr. Dickens’ compensation during the first quarter of 2020, 250,000 shares shall be recognized as Mr. Dickens’ compensation during the second quarter of 2020, and 250,000 shares shall be recognized as Mr. Dickens’ compensation during the third quarter of 2020. The shares were valued at $1.12 per share or $280,000 based on the market price at the grant date.

On January 13, 2020, the Company executed a Data Delivery and Ancillary Services Agreement with a third party, pursuant to which the Company issued 357,142 shares of the Company’s restricted common stock to the third party in exchange of sector-specific consumer records and data to be utilized for marketing purposes provided by the third party and the ancillary advisory services such as data cleaning, data emailing, lead generation campaigns, social media management. The shares were valued at $0.56 per share or $200,000 based on the market price at the grant date.

On April 1, 2020, the Company issued 40,000 common shares to an investor in exchange for $20,000 of principal and interest due under that certain convertible promissory note between the Company and the investor dated October 10, 2019.

On May 22, 2020, the Company issued 250,000 shares of common stock as part of an employment agreement to Jesse J. Dickens, CEO of CCS. The shares were valued at $1.12 per share or $280,000 based on the market price at the grant date.

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

We claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the transactions above did not involve a public offering, the recipients were “accredited investors”, and/or had information about the Company similar to what would be included in a registration statement under the Securities Act. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for such issuances upon conversion of our convertible securities, as the securities were exchanged by us with our existing security holders in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On March 16, 2020, Legend Nutrition, Inc. entered into a non-binding letter of intent to acquire all of the assets associated with and related to a retail vitamin, supplements and nutrition store currently identified and doing business as “Shredded Supplements” in Plano, Texas, whereupon the closing of the transaction would have resulted in this location acting as the second Legend Nutrition branded supplement store in the Company’s portfolio. Due to uncertainties in the retail space related to COVID-19, the Company made the decision to allow the letter of intent to expire with the intent of revisiting the opportunity at a later date. As of the date of this report, the Company no longer has any intention of acquiring this location.

ITEM 6. EXHIBITS

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

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
Jacob D. Cohen
Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial/Accounting Officer)
July 24, 2020

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Securities Purchase Agreement dated May 15, 2020, by and between American International Holdings Corp., as purchaser and Global Career Networks Inc, as seller, relating to the sale of 51% of Life Guru, Inc.	8-K	000-50912	2.1	05/21/20
3.1	Articles of Incorporation, as amended	10-K	000-50912	3.1	06/26/20
3.2	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of International American Technologies, Inc.	SB-2	333-138902	4(iii)1	11/22/06
3.3	Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock of International American Technologies, Inc.	SB-2	333-138902	4(iiii)2	11/22/06
3.4	Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock of Hammons Industries, Inc.	8-K	000-50912	4(iii)3	9/26/07
3.5	Amended and Restated Certificate of Designations of American International Holdings Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series a Preferred Stock, filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.1	05/21/20
3.6	Amended and Restated Certificate of Designation of American International Holdings Corp. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock, filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.2	05/21/20
3.7	Certificate of Withdrawal of Certificate of Designation of Series C Convertible Preferred Stock filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.3	05/21/20
3.8	Bylaws of Unlimited Coatings Corporation	10-SB/12G	000-50912	3(ii)	08/18/04
10.1	Form of Subscription Agreement for the Company’s Regulation A Offering	1-A	024-11080	4.1	09/23/19
10.2	Securities Purchase Agreement between Adar Alef, LLC and American International Holdings Corp., dated February 24, 2020	8-K	000-50912	10.1	03/04/20
10.3	Convertible Promissory Note between Adar Alef, LLC and American International Holdings Corp., dated February 24, 2020	8-K	000-50912	10.2	03/04/20
10.4	Securities Purchase Agreement between Geneva Roth Remark Holdings, Inc. and American International Holdings Corp., dated April 20, 2020	8-K	000-50912	10.1	05/18/20
10.5	$88,000 Convertible Promissory Note between Geneva Roth Remark Holdings, Inc. and American International Holdings Corp., dated April 20, 2020	8-K	000-50912	10.2	05/18/20
10.6	Securities Purchase Agreement between FirstFire Global Opportunities Fund LLC and American International Holdings Corp., dated April 30, 2020	8-K	000-50912	10.3	05/18/20
10.7	$105,000 Convertible Promissory Note between FirstFire Global Opportunities Fund LLC and American International Holdings Corp., dated April 30, 2020	8-K	000-50912	10.4	05/18/20
10.8*	Data Delivery and Ancillary Services Agreement between American International Holdings Corp. and Cicero Transact Group, Inc., dated January 13, 2020					X
31.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*					X
32.1**	Certification of Principal Executive Officer and of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Presentation Document					X

*	Filed herewith.

**	Furnished herewith.

