Form 10-Q
period 2020-06-30
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2020-08-19
CIK 1300524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares outstanding of each of the issuer’s classes of equity as of August 19, 2020 is 38,975,757 shares of common stock.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$599,147	$1,258,710
Inventory	34,199	16,484
Prepayment and deposits	675,750	365,520
TOTAL CURRNET ASSETS	1,309,096	1,640,714

INTANGIBLE ASSETS
Licenses	-	95,000
Goodwill	29,689	29,689
NET INTANGIBLE ASSETS	29,689	124,689

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $43,208 and $19,744	244,897	154,815
Right-of-use asset - operating lease	532,956	267,482
Rent deposits	31,670	4,777
Other assets	605,488	-
NET NON-CURRENT ASSETS	1,415,011	427,074

TOTAL ASSETS	$2,753,796	$2,192,477

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$74,974	$63,315
Accrued interest payable	85,616	42,564
Accrued compensation - related parties	130,500	58,500
Right-of-use liability - operating lease	137,886	80,629
Capital lease	20,773	-
Convertible notes payable, net of debt discount of $497,373 and $282,144	204,584	144,106
Loans payable	148,728	98,500
Loans payable to related parties, net of discount of $19,399 and $69,126	479,953	133,854
Derivative liabilities	828,778	458,745
Billing in excess of costs and estimated earnings	100,686	1,657,998
TOTAL CURRENT LIABILITIES	2,212,478	2,738,211

LONG-TERM LIABILITIES
Right-of-use liability - operating lease	406,210	200,074
Long-term capital lease	17,793	-
Long-term convertible notes payable, net of debt discount of $51,221 and $0	1,779	-
Long-term debt	2,948	-
Long-term debt - related parties	-	363,125
TOTAL LONG-TERM LIABILITIES	428,730	563,199

TOTAL LIABILITIES	$2,641,208	$3,301,410

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock ($0.0001 par value, 5,000,000 shares authorized, 3 shares of Series A Preferred Stock issued and outstanding as of June 30, 2020)	$-	$-
Common stock ($0.0001 par value, 195,000,000 shares authorized, of which 35,456,331 and 27,208,356 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively)	3,545	2,721
Treasury stock, at cost; 410 shares	(3,894)	(103,537)
Common stock payable	-	25,000
Additional paid in capital	5,406,036	2,186,651
Retained earnings (deficit)	(5,293,099)	(3,219,768)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	112,588	(1,108,933)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,753,796	$2,192,477

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenues
Revenues	$1,890,837	$75,706	$5,300,852	$90,947
Cost of revenues	1,213,030	23,059	3,417,648	35,715
Gross profit	677,807	52,647	1,883,204	55,232

Operating expenses
General and administrative expenses	2,388,197	119,191	3,601,626	140,392
Total operating expenses	2,388,197	119,191	3,601,626	140,392

Income (Loss) from Operations	(1,710,390)	(66,544)	(1,718,422)	(85,160)

Other income (expenses)
Interest expenses	(28,289)	(10,073)	(54,364)	(15,267)
Amortization of debt discount	(112,108)	-	(181,276)	-
Change in derivative liabilities	2,368	-	(24,569)	-
Impairment loss	(95,000)	-	(95,000)	-
Other income	-	-	300	-
Total other income (expenses)	(233,029)	(10,073)	(354,909)	(15,267)

Income (loss) before income taxes	(1,943,419)	(76,617)	(2,073,331)	(100,427)

Income taxes	-	-	-	-

Net Income (Loss)	$(1,943,419)	$(76,617)	$(2,073,331)	$(100,427)

Earnings (loss) per share
Basic	$(0.06)	$(0.00)	$(0.07)	$(0.01)
Dilutive	$(0.06)	$(0.00)	$(0.07)	$(0.01)

Weighted average number of shares outstanding
Basic	30,572,284	21,514,674	29,183,188	16,253,245
Dilutive	30,572,284	21,514,674	29,183,188	16,253,245

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Retained Earnings	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Stock	(Deficit)

Balance, December 31, 2018	-	$-	18,000,000	$1,800	$336	$-	$(7,520)	$-	$(5,384)

Effect of Reverse Merger 4/12/2019	-	-	10,933,356	1,093	(15,885)			(3,894)	(18,686)

Imputed interest	-	-			2,026				2,026

Issuance of common shares under private placement	-	-	100,000	10	9,990				10,000

Cancellation of common shares for long-term debt	-	-	(5,900,000)	(590)	590			(350,000)	(350,000)

Issuance of common shares for discount on loan	-	-	50,000	5	4,995				5,000

Issuance of common shares for licensing agreement	-	-	250,000	25	24,975				25,000

Net (loss)							(100,427)		(100,427)

Balance, June 30, 2019	-	$-	23,433,356	$2,343	$27,027	$-	$(107,947)	$(353,894)	$(432,471)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Retained Earnings	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Stock	(Deficit)

Balance, December 31, 2019	-	$-	27,208,356	$2,721	$2,186,651	$25,000	$(3,219,768)	$(103,537)	$(1,108,933)

Imputed interest	-	-			2,279				2,279

Reclassification of derivative liabilities due to note conversion	-	-			40,035				40,035

Issuance of Series B preferred shares for investment	500,000	50	-	-	605,438				605,488

Issuance of common shares under private placement	-	-	131,250	13	71,487	(25,000)			46,500

Cancellation of common shares for long-term debt	-	-	(1,650,000)	(165)	(99,478)			99,643	-

Issuance of common shares for note conversion	-	-	181,250	18	81,582				81,600

Issuance of shares for services - related parties	3	-	6,000,000	600	1,559,400				1,560,000

Issuance of shares for services	-	-	1,502,142	150	958,800				958,950

Issuance of common shares for Series B preferred shares conversion	(500,000)	(50)	2,083,333	208	(158)				-

Net (loss)							(2,073,331)		(2,073,331)

Balance, June 30, 2020	3	$-	35,456,331	$3,545	$5,406,036	$-	$(5,293,099)	$(3,894)	$112,588

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2020	June 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,073,331)	$(100,427)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation	23,464	7,286
Amortization of debt discount	181,276	-
Change in derivative liabilities	24,569	-
Impairment loss	95,000	-
Stock issued for services rendered	2,518,950	-
Imputed interest expense	2,279	2,026
(Increase) decrease in operating assets:
Inventory	(17,715)	-
Prepaid expenses	(310,230)	8,866
Operating lease right-of-use asset, net	82,805	(260,431)
Licensing agreement	-	(40,000)
Other asset - deposit	-	4,433
(Decrease) increase in operating liabilities:
Accounts payable	11,659	4,559
Accrued interest payable	49,859	7,574
Accrued compensation - related parties	72,000	58,500
Deferred lease liability	-	(7,650)
Operating lease right-of-use liability, net	(84,886)	268,779
Rent Deposit	(26,893)	-
Billing in excess of costs and estimated earnings	(1,557,312)	-
NET CASH (USED IN) OPERATING ACTIVITIES	(1,008,506)	(46,485)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment	(72,290)	(17,034)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(72,290)	(17,034)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings - related parties	-	18,808
(Repayment) to borrowings - related parties	(40,000)	(31,633)
Proceeds from borrowings	421,000	60,000
(Repayment) to borrowings	(6,267)	(942)
Proceeds from sales of stock	46,500	10,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	421,233	56,233

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(659,563)	(7,286)

CASH AND CASH EQUIVALENTS:
Beginning of period	1,258,710	18,796
End of period	$599,147	$11,510

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$2,408	$10,073

Non-cash transactions:
Capital lease	$41,256	$37,027
Common shares issued for notes conversion	$26,600	$350,000
Common shares issued for notes settlement	$55,000	$-
Stock payable	$25,000	$-
Common shares issued for intangible assets	$-	$25,000
Discounts on convertible notes	$398,000	$-
Lease Inception	$348,279	$-
Cancellation of common shares	$99,643	$-
Common shares issued for debt inducement	$40,035	$5,000
Common shares issued for reverse acquisition	$-	$1,800
Issuance of Series B for investment	$605,488	$-

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

Impact of COVID-19 Pandemic on Consolidated Financial Statements. The outbreak of the 2019 novel coronavirus disease (“COVID-19”), which was declared a global pandemic by the World Health Organization on March 11, 2020, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread has severely impacted the U.S. and world economies, the market for health spa services, nutrition supplements and our other business offerings during the end of the first quarter of 2020, and continuing through the second and third quarters of 2020. Government mandated ‘stay-at-home’ and similar orders have to date, and may in the future, prevent us from staffing our spas and construction services, and prohibited us from operating altogether. Specifically, as a result of COVID-19 and ’stay-at-home’ and social distancing orders issued in McKinney and The Woodlands, Texas, we had to close both of our MedSpas, VISSIA Mckinney and VISSIA Waterway, Inc., which were closed effective March 10, 2020, and which resulted in both the loss of income and the loss of most of our workforce, who had to be let go. Vissia Waterway, Inc. reopened effective June 21, 2020 and Vissia Mckinney reopened effective August 8, 2020. Due to the termination of employees associated with the shutdown we were forced to expend resources to attract, hire and train completely new staff for preparation of the re-launchings. Additionally, the operations of the MedSpas will continue to be subject to potential additional shutdowns in the future in the event the number of COVID-19 positive people continues to grow in McKinney and The Woodlands, Texas, and in the event local and state governments issue further ’stay-at-home’, work stoppage or similar social distancing orders. Although our MedSpas were forced to close, Legend Nutrition was able to remain open as an essential business as we sold vitamins and other nutritional supplements. Though the store was able to remain open, the store saw a deep decline in sales due to social distancing orders and decreases in customers who were willing to venture out to brick and mortar establishments. Moving forward, even if our locations are able to continue to operate through the COVID-19 pandemic, we expect to deal with the loss of available employees due to health concerns which in the future may limit our ability to operate. Separately, economic recessions, including those brought on by the COVID-19 outbreak may have a negative effect on the demand for our services and our operating results. We have also experienced delays due to the COVID-19 outbreak in receiving products and supplies which we need to operate. All of the above may be exacerbated in the future as the COVID-19 outbreak and the governmental responses thereto continues. Furthermore, all of the above may be exacerbated due to the fact that all of our operations currently take place in the state of Texas, which has recently experienced some of the largest increases in the number of cases of, and the number of hospitalizations related to, COVID-19.

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

On April 28, 2020, the Company incorporated a wholly owned subsidiary, ZipDoctor, Inc. (“ZipDoctor”) in the State of Texas. ZipDoctor plans to provide its customers with unlimited, 24/7 access to board certified physicians and licensed mental and behavioral health counselors and therapists via a newly developed, monthly subscription based online telemedicine platform.

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

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: VISSIA McKinney, LLC (f/k/a Novopelle Diamond, LLC), VISSIA Waterway, Inc. (f/k/a Novopelle Waterway, Inc.), Novopelle Tyler, Inc., Legend Nutrition, Inc., Capitol City Solutions USA, Inc. and ZipDoctor, Inc., and its majority owned subsidiary, Life Guru, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

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

During the first quarter of 2020, the Company entered into two new lease agreements, each of which has a lease term of five years. Accordingly, the Company recognized a right of use asset of $348,279 and operating lease liabilities of $348,279 at the beginning of the lease, based on the present value of the remaining minimum rental payments under current leasing standards for its existing operating lease. The Company did not enter into any new leases during the second quarter of 2020.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718)”: Improvements to Nonemployee Share-Based Payment Accounting. This ASU was issued to expend the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Previously, these awards were recorded at the fair value of consideration received or the fair value of the equity instruments issued and were measured at the earlier of the commitment date of the date performance was completed. The amendments in this ASU require nonemployee share-based payment awards to be measured at the grant-date fair value of the equity instrument. ASU 2018-07 was effective for fiscal years, including interim periods within those fiscal years beginning after December 15, 2018. The Company adopted ASU 2018-07 effective on January 1, 2019 and it did not have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

Note 4 – Property and Equipment

Property and equipment was as follows at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Leasehold improvements	$133,210	$102,264
Furniture & fixtures	44,480	23,115
Equipment	110,415	49,180
	288,105	174,559
Less accumulated depreciation and amortization	43,208	19,744
Net property and equipment	$244,897	$154,815

During the six months ended June 30, 2020, the Company’s fixed assets increased by $113,546, including leasehold improvements of $30,946, furniture & fixtures of $21,365 and equipment of $61,235, of which $72,290 was paid by cash and $41,256 was financed for a term of 2 years with monthly payment of $1,819. The balance of the loan was $38,566 as of June 30, 2020.

Depreciation and amortization expense for the six months ended June 30, 2020 and 2019 was $23,464 and $7,286, respectively.

Note 5 – Goodwill

As of June 30, 2020, the Company had goodwill of $29,689 in connection with the acquisition of the assets in October 2019 associated with and related to a retail vitamin, supplements and nutrition store located in McKinney, Texas.

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

Note 6 – Licensing Agreement

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

During the fourth quarter of 2019, the Company opened a new MedSpa location and paid Novo MedSpa a one-time cash payment of $30,000 as a new location fee pursuant to the exclusive license agreement.

On May 13, 2020, the Company provided Novo Medspa with notice to terminate the June 27, 2019 License Agreement in pursuit of the Company’s desire to establish and develop its own brand and have the flexibility to offer additional products and services that are not currently available at Novopelle branded locations, which was effective immediately. Accordingly, the license of $95,000 was impaired in full during the three months ended June 30, 2020.

Note 7 – Other assets

On May 15, 2020, the Company executed a securities purchase agreement with Global Career Networks Inc, a Delaware corporation (the “Seller”), the sole owner of Life Guru, pursuant to which the Company purchased from the Seller, a 51% interest in the capital stock of Life Guru, representing an aggregate of 2,040 shares of Life Guru’s common stock. LifeGuru owns and operates the LifeGuru.me website which is currently in development and is anticipated to be fully launched in the fourth quarter of 2020. In consideration for the purchase, the Company agreed to issue the Seller 500,000 shares of the Company’s Series B Preferred Stock at closing, which occurred on May 15, 2020. An additional up to 1,500,000 Series B Preferred Stock shares will be issuable to the Seller upon the following milestones, provided that such milestones are met prior to the earlier of (i) one (1) year after closing; and (ii) thirty (30) days after the Company has provided the Seller written notice of a breach by the Seller of any provision of the SPA, which breach has not been reasonably cured within such thirty (30) day period (such earlier date of (i) and (ii), the “Milestone Termination Date”):

(a) 500,000 Series B Preferred Stock shares upon completion of the fully operational LifeGuru.me website;

(b) 500,000 Series B Preferred Stock shares upon such time as 300 coaches have signed up at LifeGuru.me; and

(c) 500,000 Series B Preferred Stock shares upon such time as 1,000 coaches have signed up at LifeGuru.me.

The fair value of 500,000 shares of the Company’s Series B Preferred Stock issued at closing, valued on such grant date was $605,488, which equaled the market price per common share on the grant multiplied by the equivalent number of common shares which would be issuable upon conversion of Series B Preferred Stock.

The Company did not recognize any liabilities related to the milestone shares due to the uncertainty surrounding such milestones.

The 51% owned subsidiary is a consolidated entity which requires the presentation of noncontrolling interest in the consolidated statements of operations for the three and six months ended June 30, 2020. As there was no activity for the entity as of June 30, 2020, no assets, liabilities or noncontrolling interest were presented at the period ended June 30, 2020.

Note 8 – Capital lease

On June 17, 2020, the Company entered into an agreement with a vendor to purchase equipment used in its spa operation. Pursuant to the agreement, the Company agreed to pay total amount of $44,722 in 24 installments, or $1,819 per month plus tax. The outstanding balance of this capital lease was $38,566 as of June 30, 2020.

The following is a schedule, by year, of maturities of capital lease liabilities as of June 30, 2020:

2020	10,914
2021	21,828
2022	9,275
Total undiscounted cash flows	42,017
Less imputed interest (8%)	(3,451)
Present value of lease liability	$38,566

Note 9 – Operating Right-of-Use Lease Liability

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

As of June 30, 2020, the Company had four (4) leasing agreements subject to Accounting Standards Codification (ASC) 842.

Location 1 – VISSIA Mckinney, LLC

On January 1, 2019, the Company recognized an operating right-of-use asset in the amount of $287,206 and an operating lease liability in the amount of $294,774 in connection with Location 1. The lease term is eighty-four (84) months and expires in November 2025.

The following is a schedule, by year, of maturities of lease liabilities as of June 30, 2020:

2020	27,033
2021	54,951
2022	55,854
2023	56,776
2024	57,715
2025	53,828
Total undiscounted cash flows	306,157
Less imputed interest (8%)	(86,741)
Present value of lease liability	$219,416

Total rental expense related to this location for the three and six months ended June 30, 2020 was $13,965 and $27,931, respectively. The operating lease right-of-use asset net balance at June 30, 2020 related to this location was $209,943.

Location 2 – Legend Nutrition, Inc.

On January 1, 2019, the Company recognized an operating right-of-use asset in the amount $68,334 and an operating lease liability in the amount of $68,334 in connection with Location 2. The lease term is twenty-four (24) months and expires in December 2020.

The following is a schedule, by year, of maturities of lease liabilities as of June 30, 2020:

2020	18,542
Total undiscounted cash flows	18,542
Less imputed interest (8%)	(2,467)
Present value of lease liability	$16,075

Total rental expense related to this location for the three and six months ended June 30, 2020 was $9,331 and $18,542, respectively. The operating lease right-of-use asset net balance at June 30, 2020 related to this location was $16,075.

Location 3 – VISSIA Waterway, Inc.

On January 1, 2020, the Company recognized an operating right-of-use asset in the amount $234,485 and an operating lease liability in the amount of $234,485 in connection with Location 3. The lease term is sixty (60) months and expires in December 2024.

The following is a schedule, by year, of maturities of lease liabilities as of June 30, 2020:

2020	26,960
2021	55,540
2022	57,206
2023	58,922
2024	60,690
Total undiscounted cash flows	259,318
Less imputed interest (8%)	(51,176)
Present value of lease liability	$208,142

Total rental expense related to this location for the three and six months ended June 30, 2020 was $14,314 and $28,628, respectively. The operating lease right-of-use asset net balance at June 30, 2020 related to this location was $206,475.

Location 4 – Capitol City Solutions USA, Inc.

On January 1, 2020, the Company recognized an operating right-of-use asset in the amount of $113,794 and an operating lease liability in the amount of $113,794 in connection with Location 4. The lease term is sixty-one (61) months and expires in January 2025.

The following is a schedule, by year, of maturities of lease liabilities as of June 30, 2020:

2020	13,644
2021	27,288
2022	27,288
2023	27,288
2024	27,288
2025	2,274
Total undiscounted cash flows	125,070
Less imputed interest (8%)	(24,607)
Present value of lease liability	$100,463

Total rental expense related to this location for the three and six months ended June 30, 2020 was $6,822 and $13,644, respectively. The operating lease right-of-use asset net balance at June 30, 2020 related to this location was $100,463.

Note 10 – Accrued Compensation for Related Parties

At June 30, 2020, accrued compensation was $130,500, representing cash compensation due to the Company’s executive officers for services rendered.

Note 11 – Notes Payable

Notes payable represents the following at June 30, 2020:

Note payable to an unrelated party dated May 17, 2019 for $30,000, with interest at 5% per annum and due on April 30, 2020. The Note is unsecured and is currently past due.	$30,000	(1)

Note payable to an individual dated July 8, 2019 for $40,000, with interest at 8% per annum and due on July 8, 2020. The Note is a convertible promissory note. The Note holder has the right to convert all or any portion of the principal amount and accrued interest due on the Note into the shares issued under the Company’s qualified Regulation A offering circular (the “Offering Statement”), at the offering price of such offering ($0.50 per share). The Note is currently past due.	40,000	(2)

Note payable to a financial group dated August 26, 2019 for $75,000, with interest at 12% per annum and due on August 26, 2020. The Note is a convertible promissory note in the event of default. The Note holder has the right to convert all or any portion of the principal amount and accrued interest due on the Note into the shares of the Company at the price equal to 50% of the lowest trading price on the primary trading market on which the Company’s common stock is quoted for the last ten (10) trading days immediately prior to but not including the conversion date.	75,000
Less: partial conversion	(51,070)
	23,930	(3)

Note payable to an unrelated party dated October 15, 2019 for $75,000, with interest at 10% per annum and due on July 15, 2020. The Note is a convertible promissory note. The Note holder has the right to convert all or any portion of the principal amount and accrued interest due on the Note into the shares under the Offering Statement at the offering price. Furthermore, the Company issued 10,000 shares of the Company’s common stock to the unrelated party investor as further consideration to enter into the loan with the Company. The Note is currently past due.	75,000
Less: partial conversion	(17,123)
	57,877	(4)

Note payable of $78,750 to an unrelated party dated October 28, 2019 for cash of $75,000, with interest at 10% per annum and due on October 28, 2020. The Note is a convertible promissory note. The conversion price is equal to the lesser of (i) the price per share of common stock sold to investors in the Offering Statement ($0.50 per share), or (ii) a variable conversion price equal to 60% multiplied by the lowest trading price for the common stock during the ten (10) trading day period ending on the latest completed trading day prior to the conversion date, representing a discount rate of 40%.	78,750	(5)

Note payable of $78,750 to an unrelated party dated October 28, 2019 for cash of $75,000, with interest at 10% per annum and due on October 28, 2020. The Note is a convertible promissory note. The conversion price equals the lesser of (i) the price per share of common stock sold to investors in the Offering Statement ($0.50 per share), or (ii) a variable conversion price equal to 60% multiplied by the lowest trading price for the common stock during the ten (10) trading day period ending on the latest completed trading day prior to the conversion date, representing a discount rate of 40%.	78,750
Less: partial conversion	(6,600)
	72,150	(6)

Note payable of $78,750 to an unrelated party dated October 28, 2019 for cash of $75,000, with interest at 10% per annum and due on October 28, 2020. The Note is a convertible promissory note. The conversion price equals the lesser of (i) the price per share of common stock sold to investors in the Offering Statement ($0.50 per share), or (ii) a variable conversion price equal to 60% multiplied by the lowest trading price for the common stock during the ten (10) trading day period ending on the latest completed trading day prior to the conversion date, representing a discount rate of 40%.	78,750	(7)

On October 18, 2019, Legend Nutrition, Inc. (“Legend”), a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement with David Morales to acquire all of the assets associated with and related to a retail vitamin, supplements and nutrition store located in McKinney, Texas. Pursuant to the Asset Purchase Agreement, Legend purchased a variety of assets including software, contracts, bank and merchant accounts, products, inventory, computers, security systems and other intellectual properties (the “Assets”). For consideration of the Assets, Legend issued to Mr. Morales a promissory note in the amount of $75,000 bearing an interest rate of five percent (5%) per annum and with a maturity date of one year (October 18, 2020).	75,000
Less: partial repayment	(9,000)
	66,000	(8)

Note payable of $157,500 to an unrelated party dated February 24, 2020 for cash of $150,000, net of original issue discount of $7,500, with interest at 8% per annum and due on February 24, 2021. The Note is a convertible promissory note. The conversion price equals 60% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to and including the conversion date, representing a discount rate of 40%.	157,500	(9)

The Company incurred long term debt in the amount of $37,027 in 2019 to purchase equipment used in its operations. The total purchase price was $37,027, with the Company making a down payment in the amount of $3,000. The note is due in monthly payments of $1,258.50, including interest at 8%, due in September 2021. The Company incurred $512 and $847 on imputed interest expense due to related party borrowing during the three and six months ended June 30, 2020, respectively. The outstanding balance of this note was $25,676 as of June 30, 2020.	25,676	(10)

Note payable of $88,000 to an unrelated party dated April 20, 2020 for cash of $88,000, with interest at 8% per annum and due on April 20, 2021. The annual interest rate will increase to 22% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%.	88,000	(11)

Note payable of $105,000 to an unrelated party dated April 30, 2020 for cash of $100,000, net of original issue discount of $5,000, with interest at 8% per annum and due on April 30, 2021. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lower of $0.50 per share or 60% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 40%.	105,000	(12)

Note payable of $53,000 to an unrelated party dated May 19, 2020 for cash of $53,000, with interest at 8% per annum and due on August 19, 2021. The annual interest rate will increase to 22% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%.	53,000	(13)

Note payable to an unrelated party dated June 24, 2020 for $30,000, with interest at 5% per annum and due on September 24, 2020. The Note is unsecured.	$30,000	(14)

	$906,633
Less: unamortized discount	(548,594)
Total	$358,039
Short term convertible notes, net of discount of $497,373	$204,584
Long-term convertible notes, net of discount of $51,221	$1,779
Short-term non-convertible notes	$148,728
Long-term non-convertible notes	$2,948

The maturities of long-term debt are as follows:

Year	Amounts
2021	55,948
Total	$55,948

Note 12 – Loans from Related Parties

As of June 30, 2020, the Company had a short-term note payable in the amount of $13,473 to Kemah Development Texas, LP, a company owned by Dror Family Trust, a related party.	$13,473

Note payable to Isaak Cohen, father to the Company’s CEO, dated June 21, 2019 for $40,000, with interest at 8% per annum and due on June 21, 2020. The promissory note is unsecured. Furthermore, the Company issued 50,000 shares of the Company’s common stock to the related party investor as further consideration to enter into the loan with the Company. The Company issued 50,000 shares of common stock valued at $0.10 per share, or $5,000, based on recent sales of common stock to the third party, which was accounted for at a discount on the note. The principal of this Note and accrued interest of $2,214 was paid in full during the first quarter of 2020. Accordingly, unamortized discount as of the payment date in the amount of $2,363 was expensed.	-

Note payable to Isaak Cohen, father to the Company’s CEO, dated September 9, 2019 for $100,000, with interest at 8% per annum and due on September 9, 2020. The promissory note is unsecured. Furthermore, the Company issued 100,000 shares of the Company’s common stock to the related party investor as further consideration to enter into the loan with the Company. The Company issued 100,000 shares of common stock valued at $1.00 per share, or $100,000, based on the market price at the grant date, which was accounted for as a discount on the note.	100,000

As of June 30, 2020, outstanding loan balances payable to two of the Company officers and board members, Jacob Cohen and Esteban Alexander, was $35,879. The Company incurred $715 and $1,430, respectively, on imputed interest expense due to related party borrowing during the three and six months ended June 30, 2020.	35,879

On April 12, 2019, the Company entered into individual share exchange agreements and promissory notes with each of Daniel Dror, Winfred Fields and former Directors Everett Bassie and Charles Zeller (the “AMIH Shareholders”), whereby the AMIH Shareholders agreed to cancel and exchange a total of 5,900,000 shares of their AMIH common stock. The Company issued individual promissory notes with an aggregate principal amount of $350,000 (the “Promissory Notes”) for cancellation of the 5,900,000 shares of common stock. The Promissory Notes have a term of two years and accrue interest at the rate of 10% per annum until paid in full by the Company. The Company recorded interest of $8,725 and $17,546 on these notes during the three and six months ended June 30, 2020. The accrued interest on these notes was $42,762 as of June 30, 2020.	350,000
$499,352
Less: unamortized discount	(19,399)
479,953

Note 13 – Derivative Liabilities

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

The Company’s convertible note has been evaluated with respect to the terms and conditions of the conversion features contained in the note to determine whether they represent embedded or freestanding derivative instruments under the provisions of ASC 815. The Company determined that the conversion features contained in the notes totaled $754,750, and represent a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Lattice Model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion.

The Convertible Note derivatives were valued as of December 31, 2019, issuance, conversion and June 30, 2020 as set forth in the table below.

Derivative liabilities as of December 31, 2019	$458,745
Initial derivative liabilities at new note issuance	404,543
Initial loss	(19,044)
Conversion	(40,035)
Mark to market changes	24,569

Derivative liabilities as of June 30, 2020	$828,778

As of June 30, 2020, the Company had derivative liabilities of $828,778, and recorded changes in derivative liabilities in the amount of $24,569 during the six months ended June 30, 2020.

The following assumptions were used for the valuation of the derivative liability related to the Notes:

-	The stock price would fluctuate with the Company’s projected volatility;
-	The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of the Company and the term remaining for each note ranged from 183% through 390% at issuance, conversion, and quarters ends;
-	The Company would not redeem the notes;
-	An event of default adjusting the interest rate would occur initially 0% of the time for all notes with increases 1% per month to a maximum of 10% with the corresponding penalty;
-	The Company would raise capital quarterly at market, which could trigger a reset event; and
-	The Holder would convert the note monthly if the Company was not in default.

Note 14 – Billing in Excess of Costs and Estimated Earnings

The Company has two long-term contracts in progress during the six months ended June 30, 2020, one of which was completed. Work has started on the long-term contracts that will have costs and earnings in the following periods:

Job	Normandy	Gateway Village	Total

Contract Revenues	640,998	6,692,266
Estimated cost of goods sold (COGS)	578,118	4,725,912

Estimated Gross Profit	62,880	1,966,354
Gross Margin	10%	29%

COGS in 2019	199,482	1,444,397
COGS in six months ended June 30, 2020	329,201	2,932,142	$3,261,343
Total actual COGS	528,683	4,376,539

Percentage of completion (POC)	100%	89%

Revenues – POC	640,998	6,139,108
less: previously recognized	(220,886)	(1,496,680)
recognized in six months ended June 30, 2020	420,112	4,642,428	$5,062,540

Bill to Date	$640,998	$6,239,794	$6,880,792

Billing in excess of costs and estimated earnings	$-	$100,686	$100,686

Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts), which was $0 as of June 30, 2020. Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are reclassified to accounts receivable when they are billed under the terms of the contract. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date, which was $100,686 as of June 30, 2020. The Company recognized revenue of $5,062,540 during the six months ended June 30, 2020 in connection with such contract assets. The Company anticipates that substantially all incurred costs associated with contract assets as of June 30, 2020 will be billed and collected within one year.

Note 15 – Income Taxes

The Company has current net operating loss carryforwards in excess of $41,189 as of June 30, 2020, to offset future taxable income, which expire beginning 2029.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

June 30, 2020
Deferred Tax Asset:
Net Operating Loss	$8,650
Valuation Allowance	(8,650)
Net Deferred Asset	$—

At June 30, 2020, the Company provided a 100% valuation allowance for the deferred tax asset because it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

Note 16 – Capital Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $0.0001 par value, of which three shares were designated as Series A Preferred Stock and 2,000,000 were designated as Series B Preferred stock, the balance of 2,999,997 shares of preferred stock were undesignated as of June 30, 2020.

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

On May 15, 2020, the Company entered into a Securities Purchase Agreement with GCN as described in greater detail in “Note 7 – Other assets”. Pursuant to the SPA, the Company acquired a 51% interest in Life Guru from GCN in consideration for 500,000 shares of newly designated Series B Convertible Preferred Stock, which had an agreed upon value of $500,000 ($1.00 per share), and agreed to issue GCN up to an additional 1,500,000 shares of Series B Convertible Preferred Stock (with an agreed upon value of $1,500,000) upon reaching certain milestones. The fair value of the first 500,000 shares of the Company’s Series B Preferred Stock at grant date was $605,488, a result of market price per common share at the grant date times the equivalent number of common shares after the conversion of Series B Preferred Stock. Such 500,000 initial shares of Series B Preferred Stock were subsequently converted to common stock in June 2020, as discussed below.

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

As of June 30, 2020, there was 3 shares of Series A Preferred Stock and no share of Series B Preferred Stock issued and outstanding. There were no shares of preferred stock issued and outstanding as of December 31, 2019.

The Company is authorized to issue up to 195,000,000 shares of common stock, $0.0001 par value, of which 35,456,331 shares were issued and outstanding at June 30, 2020 and 27,208,356 were issued and outstanding at December 31, 2019.

On July 5, 2019, our Board of Directors adopted and approved our 2019 Stock Option and Incentive Plan (the “Plan”). The Plan is intended to promote the interests of our Company by providing eligible persons with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company as an incentive for them to remain in the service of the Company. The maximum number of shares available to be issued under the Plan is currently 10,000,000 shares, subject to adjustments for any stock splits, stock dividends or other specified adjustments which may take place in the future. During the six months ended June 30, 2020, the Company issued a total of 645,000 shares to eligible persons under the Plan and recorded $198,950 as Stock Based Compensation against these issuances based on the market prices at the grant date. As of June 30, 2020, the number of shares under the Plan available for future issuance was 7,690,000 shares.

On January 1, 2020, the Company issued Jesse J. Dickens, CEO of CCS, 500,000 shares of restricted common stock pursuant to an employment agreement entered into on October 1, 2019. Mr. Dickens will receive an annual base salary of $120,000, plus an equity grant in the amount of one million (1,000,000) shares of restricted common stock (the “Equity Shares”) subject to a vesting period of one-year, of which two-hundred and fifty thousand (250,000) shares were issued to Mr. Dickens upon signing the Employment Agreement and the remaining shares issuable as follows: 250,000 shares on January 1, 2020, 250,000 shares on April 1, 2020, and 250,000 shares on July 1, 2020. Accordingly, 250,000 shares were recognized as Mr. Dickens’ compensation during the first quarter of 2020, and 250,000 shares shall be recognized as Mr. Dickens’ compensation during the second quarter of 2020. The final tranche of 250,000 shares will be issued during the quarter ended September 30, 2020. The shares were valued at $1.12 per share based on the market price at the grant date. Accordingly, the Company recorded stock based compensation of $280,000 and $560,000 for the three and six months ended June 30, 2020, respectively.

On January 3, 2020, 650,000 shares of restricted common stock were cancelled in connection with the four exchange agreements, dated April 12, 2019 (see “Note 2 - Organization, Ownership and Business”), pursuant to which 5,900,000 shares of common stock were to be cancelled in exchange for four long-term notes totaling $350,000. 4,250,000 shares were returned to treasury and cancelled in 2019, and the remaining 1,000,000 shares were returned to treasury in the second quarter of 2020.

On January 13, 2020, the Company executed a Data Delivery and Ancillary Services Agreement with a third party, pursuant to which the Company issued 357,142 shares of the Company’s restricted common stock to the third party in exchange of sector-specific consumer records and data to be utilized for marketing purposes provided by the third party and the ancillary advisory services such as data cleaning, data emailing, lead generation campaigns, and social media management. The shares were valued at $0.56 per share or $200,000 in aggregate, based on the market price at the grant date.

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

On April 2, 2020, the Company issued 40,000 shares of common stock to an investor in exchange for $20,000 of principal and interest due under that certain convertible promissory note between the Company and the investor dated October 10, 2019. The shares issued to the investor are part of the 10,000,000 Shares offered and registered by the Company under the Offering Statement.

On May 22, 2020, the Company issued 3,000,000 shares of common stock to Jacob Cohen, the Company’s Director and CEO, as a bonus for services rendered. The shares were valued at $0.26 per share or $780,000 in aggregate, based on the market price at the grant date, and recorded as stock-based compensation to related parties.

On May 22, 2020, the Company issued 3,000,000 shares of common stock to Esteban Alexander, the Company’s Director and COO, as a bonus for services rendered. The shares were valued at $0.26 per share or $780,000 in aggregate, based on the market price at the grant date, and recorded as stock-based compensation to related parties.

On June 2, 2020, the 500,000 shares of Series B Convertible Preferred stock were converted into 2,083,333 shares of the Company’s restricted common stock per GCN’s request.

On June 4, 2020, the Company issued 50,000 common shares to an investor in exchange for $6,600 of principal and interest due under that certain convertible promissory note between the Company and the investor dated October 28, 2019.

Note 17 – Going Concern

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying financial statements, the Company has a net loss of $1,943,419 and $2,073,331 for the three and six months ended June 30, 2020, and an accumulated deficit of $5,293,099 as of June 30, 2020. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There can be no assurance that the Company will become commercially viable without additional financing, the availability and terms of which are uncertain. If the Company cannot secure necessary capital when needed on commercially reasonable terms, its business, condition (financial and otherwise) and commercial viability may be harmed. Although management believes that it will be able to successfully execute its business plan, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Note 18 – Uncertainties

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

AMIH vs. Winfred Fields

On November 11, 2019, the Company filed an original petition and jury demand against Winfred Fields, a shareholder, in the 458th Judicial District Court of Fort Bend County seeking damages related to breach of contract and fraud related charges. The Company executed an exchange agreement with Mr. Fields on or around April 12, 2019 whereby Mr. Fields was required to tender to the Company a total of 650,000 of the 750,000 shares of the Company’s common stock that Mr. Fields then owned (the “Exchanged Shares”) in exchange for a promissory note with a maturity date of April 12, 2021 payable in the amount of $42,500 (the “Fields Note”) (see also “Note 2 - Organization, Ownership and Business”). The Exchange Agreement required that Mr. Fields immediately return the stock certificates for the Exchanged Shares to the Company or its designated agent for immediate cancellation and for Mr. Fields to retain the remaining 100,000 shares. Mr. Fields agreed in the Exchange Agreement that these shares would not become unrestricted until such time as Mr. Fields received an opinion of counsel satisfactory to the Company that the shares were not restricted for trade under SEC regulations. After executing the Exchange Agreement, Mr. Fields—rather than return the Exchanged Shares or obtain said opinion of counsel—attempted to deposit and trade the Exchanged Shares and the restricted shares, which was a direct violation of the Exchange Agreement. The Company asserts that Mr. Fields knowingly, willingly and fraudulently attempted to deposit and trade the Exchanged Shares and is seeking damages and equitable relief. Upon several attempts to serve Mr. Fields, service was perfected on or around February 3, 2020. On March 2, 2020, Mr. Fields filed a response generally denying all claims. On May 22, 2020, the Company filed its first request for production and request for disclosure and discovery insisting that Mr. Fields produce all documentation related to the fraudulent transaction and is awaiting a response to these requested discovery items. The outcome of this action is currently unknown at this time. In November 2019, the Company recovered 650,000 shares from Mr. Fields which were cancelled in 2019.

Note 19 – Subsequent Events

On July 27, 2020, the Company issued 1,030,808 restricted common shares to an investor in exchange for $77,929 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Fourth Man, LLC dated October 28, 2019. After this conversion, the balance owed under the convertible note is $0.

On July 27, 2020, the Company issued 1,119,309 restricted common shares to an investor in exchange for $84,620 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Armada Capital Partners, LLC dated October 28, 2019. After this conversion, the balance owed under the convertible note is $0.

On July 27, 2020, the Company issued 1,119,309 restricted common shares to an investor in exchange for $84,620 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to BHP Capital NY, Inc. dated October 28, 2019. After this conversion, the balance owed under the convertible note is $0.

On August 5, 2020, the Company entered into a Securities Purchase Agreement with Geneva Roth, pursuant to which the Company sold Geneva Roth a convertible promissory note in the principal amount of $53,000 (the “Geneva Roth Note #3”). The Geneva Roth Note #3 accrues interest at a rate of 8% per annum (22% upon the occurrence of an event of default) and has a maturity date of November 5, 2021.

On August 8, 2020, the Company issued Jesse J. Dickens, CEO of the Company’s wholly-owned subsidiary, Capitol City Solutions USA, Inc. (“CCS”), 250,000 shares of restricted common stock pursuant to an employment agreement entered into on October 1, 2019. This issuance represents the fourth and final tranche of shares owed to Mr. Dickens pursuant to his employment agreement. The shares were valued at $1.12 per share or $280,000, based on the market price at the grant date.

On August 11, 2020, the Company entered into a Convertible Promissory Note with LGH Investments, LLC (“LGH”), pursuant to which the Company issued to LGH a convertible promissory note in the principal amount of $105,000, representing a purchase price of $100,000 and an original issue discount of $5,000 (the “LGH Note”). The LGH Note accrues interest at a rate of 8% per annum and has a maturity date of May 11, 2021.

Management has evaluated all subsequent events from June 30, 2020 through the issuance date of the financial statements for subsequent event disclosure consideration. No change to the financial statements for the six months ended June 30, 2020 is deemed necessary as a result of this evaluation.

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

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

●	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;

●	our ability to develop, acquire, and advance services and products for our customer base;

●	the implementation of our business model and strategic plans for our business;

●	the terms of future licensing, operational or management arrangements, and whether we can enter into such arrangements at all;

●	timing and receipt of revenues, if any;

●	the scope of protection we are able to establish and maintain for intellectual property rights and our ability to operate our business without infringing on the intellectual property rights of others;

●	regulatory developments in the United States;

●	our ability to maintain and establish collaborations or obtain additional funding;

●	our financial performance;

●	the effects of COVID-19 and other epidemics and pandemics on our ability to operate, our ability to generate revenues, and the local, U.S. and global economies in general;

●	developments and projections relating to our competitors and our industry; and

●	other risks described below under, and incorporated by reference in, “Item 1A. Risk Factors”, below.

You should read the matters described in, and incorporated by reference in, “Item 1A. Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

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

Recent Events

COVID-19 Outlook

The outbreak of the 2019 novel coronavirus disease (“COVID-19”), which was declared a global pandemic by the World Health Organization on March 11, 2020, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread has severely impacted the U.S. and world economies, the market for health spa services, nutrition supplements and our other business offerings during the end of the first quarter of 2020, and continuing through the second and third quarters of 2020. Government mandated ‘stay-at-home’ and similar orders have to date, and may in the future, prevent us from staffing our spas and construction services, and prohibit us from operating altogether. Specifically, as a result of COVID-19 and ‘stay-at-home’ and social distancing orders issued in McKinney and The Woodlands, Texas, we had to close both of our MedSpas, VISSIA Mckinney and VISSIA Waterway, Inc., which were closed effective March 10, 2020, and which resulted in both the loss of income and the loss of most of our workforce, who had to be let go. Vissia Waterway, Inc. reopened effective June 21, 2020 and Vissia Mckinney reopened effective August 8, 2020. Due to the termination of employees associated with the shutdown we were forced to expend resources to attract, hire and train completely new staff for preparation of the re-launchings. Additionally, the operations of the MedSpas will continue to be subject to potential additional shutdowns in the future in the event the number of COVID-19 positive people continues to grow in McKinney and The Woodlands, Texas, and in the event local and state governments issue further ‘stay-at-home’, work stoppage or similar social distancing orders. Although our MedSpas were forced to close, Legend Nutrition was able to remain open as an essential business as we sold vitamins and other nutritional supplements. Though the store was able to remain open, the store saw a deep decline in sales due to social distancing orders and decreases in customers who were willing to venture out to brick and mortar establishments. Moving forward, even if our locations are able to continue to operate through the COVID-19 pandemic, we expect to deal with the loss of available employees due to health concerns which in the future may limit our ability to operate. Separately, economic recessions, including those brought on by the COVID-19 outbreak may have a negative effect on the demand for our services and our operating results. We have also experienced delays due to the COVID-19 outbreak in receiving products and supplies which we need to operate.

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

Notwithstanding the above, as the economy continues to recover from the severe impacts of the pandemic and related COVID-19 control responses which were put in place during the early part of 2020, we expect employment, consumer confidence and other fundamental business factors to also improve. However, the speed, trajectory and strength of any such recovery remains highly uncertain, and could be slowed or reversed by a number of factors, including a possible widespread resurgence in COVID-19 infections during the remaining months of 2020 without the availability of generally effective therapeutics or a vaccine for the disease.

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

Other Recent Material Events

On April 28, 2020, the Company incorporated a wholly owned subsidiary, ZipDoctor, Inc. (“ZipDoctor”) in the State of Texas. ZipDoctor plans to provide its customers with unlimited, 24/7 access to board certified physicians and licensed mental and behavioral health counselors and therapists via a newly developed, monthly subscription based online telemedicine platform. ZipDoctor’s online telemedicine platform is available to customers across the United States and offers bilingual coverage (both English and Spanish), with virtual visits taking place either via the phone or through a secured video chat platform. Zip Doctor’s telemedicine platform does not require the customer to have an existing insurance plan and does not demand or require any additional copays. ZipDoctor customers subscribe through the website and are only required to pay a low monthly fee, which is determined based on if they are an individual, a couple, or a family. There were no significant activities in ZipDoctor as of June 30, 2020. The Company intends to launch the platform in the third quarter of 2020 and is expected to begin generating revenue during the fourth quarter of 2020.

On May 13, 2020, the Company provided Novo MedSpa Addison Corporation (“NMAC”) with notice to terminate the June 27, 2019 License Agreement in pursuit of the Company’s desire to establish and develop its own brand and have the flexibilities to offer additional products and services that are not currently available at Novopelle branded locations. Effective on May 13, 2020, the License Agreement was terminated. Accordingly, the Company recognized an impairment loss of $95,000 during the six months ended June 30, 2020.

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

On May 15, 2020, the Company executed a securities purchase agreement with Global Career Networks Inc, a Delaware corporation (the “Seller”), the sole owner of Life Guru, Inc., a Delaware corporation (the “Life Guru”), pursuant to which the Company will purchase from the Seller, a 51% interest in the capital stock of Life Guru, representing an aggregate of 2,040 shares of Life Guru’s common stock. In consideration for the purchase, the Company agreed to issue the Seller 500,000 shares of the Company’s Series B Preferred Stock at closing on May 15, 2020. An additional up to 1,500,000 Series B Preferred Stock shares will be issuable to the Seller upon the following milestones, provided that such milestones are met prior to the earlier of (i) one (1) year after closing; and (ii) thirty (30) days after the Company has provided the Seller written notice of a breach by the Seller of any provision of the SPA:

(a) 500,000 Series B Preferred Stock shares upon completion of the fully operational LifeGuru.me website;

(b) 500,000 Series B Preferred Stock shares upon such time as 300 coaches have signed up at LifeGuru.me; and

(c) 500,000 Series B Preferred Stock shares upon such time as 1,000 coaches have signed up at LifeGuru.me.

The fair value of 500,000 shares of the Company’s Series B Preferred Stock at grant date was $605,488, a result of market price per common share at the grant date times the equivalent number of common shares after the conversion of Series B Preferred Stock.

The Company did not recognize any liabilities related to the milestone shares due to the uncertainty of such shares being issuable.

Results of Operations

Revenues

We had revenues of $1,890,837 and $5,300,852 for the three and six months ended June 30, 2020, respectively, compared to revenues of $75,706 and $90,947 for the three and six months ended June 30, 2019, respectively. The significant increase in revenues in 2020 was due primarily to two construction contracts for an apartment and clubhouse rebuild at Gateway Village, Texas and the replacement of a roof replacement at Port Arthur, Texas. The total contract revenues totalled $7,333,264.

We recognized revenues in accordance with Accounting Standards Codification (ASC) Topic 606. A five-step process has been designed for the individual or pool of contracts to keep financial statements focused on this principle. Revenues from fixed-price and cost-plus contracts are recognized on the percentage of completion method, whereby revenues on long-term contracts were recorded on the basis of the Company’s estimates of the percentage of completion of contracts based on the ratio of actual cost incurred to total estimated costs. This cost-to-cost method was used because management considered it to be the best available measure of progress on these contacts. Revenues from cost-plus-fee contracts were recognized on the basis of costs incurred during the period plus the fee earned, measured on the cost-to-cost method. Revenues from time-and-material and rate chart contracts were recognized currently as work is performed. During the three and six months ended June 30, 2020, we recognized revenues of $1,789,789 and $5,062,540, respectively, in connection with these two construction contracts. The revenues in the three and six months ended June 30, 2019 were primarily generated from our medical spa facility located in McKinney, Texas.

Cost of Revenues

We had cost of revenues of $1,213,030 and $3,417,648 for the three and six months ended June 30, 2020, compared to cost of revenues of $23,059 and $35,715 for the three and six months ended June 30, 2019. Cost of revenues include all direct material, sub-contractor, labor and certain other direct costs, as well as those indirect costs related to contract performance, such as indirect labor and fringe benefits. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to cost and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period. Claims for additional contract revenue are recognized when realization of the claim is probable and the amount can be reasonably determined.

The cost of revenues in the three and six months ended June 30, 2019 were primarily attributable to our medical spa facility located in McKinney, Texas.

Cost of revenues as a percentage of revenues was 64.2% and 64.5% for the three and six months ended June 30, 2020, respectively, compared to 30.5% and 39.3% for the three and six months ended June 30, 2019, respectively. Cost of revenues as a percentage of revenue increased for the three and six months ended June 30, 2020, compared to the prior periods in 2019, due primarily to the two construction contracts for an apartment and clubhouse rebuild at Gateway Village, Texas and the replacement of a roof in Port Arthur, Texas.

Operating Expenses

General and administrative expenses were $2,388,197 and $3,601,626 for the three and six months ended June 30, 2020, respectively, compared to general and administrative expenses of $119,191 and $140,392 for the three and six months ended June 30, 2019, respectively. The significant increase in 2020 was due primarily to stock-based compensation in the amount of $1,878,950 and $2,518,950 during the three and six months ended June 30, 2020, respectively, and professional expenses incurred because of being a public company (for legal, financial reporting, accounting and auditing compliance). General and administrative expenses incurred during the three and six months ended June 30, 2019 were in connection with the operation of our medical spa facility located in McKinney, Texas.

Other Expenses

During the three and six months ended June 30, 2020, we incurred interest expense of $28,289 and $54,364, respectively, of which $1,228 and $2,279, respectively, were recorded as imputed interest in connection with related party loans. Comparatively, during the three and six months ended June 30, 2019, we incurred interest expense of $10,073 and $15,267, respectively, of which $0 and $2,026, respectively, were recorded as imputed interest in connection with related party loans. The amortization of debt discount was $112,108 and $181,276 during the three and six months ended June 30, 2020, respectively, compared to $0 for the three and six months ended June 30, 2019. We had a gain of $2,368 and a loss of $24,569 due to change in derivative liabilities during the three and six months ended June 30, 2020, respectively. There was no amortization of debt discount and gain/loss due to change in derivative liabilities in the same periods of 2019. We also had $300 of other income in the six months ended June 30, 2020, compared to no other income during the same period in 2019.

Net Loss

We had a net loss of $1,943,419, or $0.06 per share, for the three months ended June 30, 2020 and a net loss of $2,073,331, or $0.07 per share, for the six months ended June 30, 2020, compared to a net loss of $76,617, or $0.00 per share, and $100,427, or $0.01 per share, for the three and six months ended June 30, 2019, respectively. The increase in net loss in the three and six months ended June 30, 2020 was primarily attributable to non-cash expenses in connection with stock-based compensation, amortization of debt discount, and the change in derivative values associated with outstanding convertible debt, offset by the increase in gross profit, each as discussed above. As a result of COVID-19 and ‘stay-at-home’ and social distancing orders issued in McKinney and The Woodlands, Texas, we had to close both of our MedSpas, VISSIA Mckinney and VISSIA Waterway, Inc., which were closed effective March 10, 2020, and which resulted in both the loss of income and the loss of most of our workforce, who had to be let go. Vissia Waterway, Inc. reopened effective June 21, 2020 and Vissia Mckinney reopened effective August 8, 2020. We did not have non-cash expenses in the same periods ended June 30, 2019.

Liquidity and Capital Resources

As of June 30, 2020 and December 31, 2019, the Company had total assets of $2,753,796 and $2,192,477, respectively.

As of June 30, 2020, the Company had total liabilities of $2,641,208, which consisted of accounts payable, accrued interest and accrued compensation in the amount of $291,090, rights-of-use liability of $544,096, capital lease of $38,566, notes payable and loans payable to related parties and non-related parties in the amount of $837,992, net of debt discount of $567,993, derivative liabilities of $828,778 and billing in excess of costs and estimated earnings in amount of $100,686. The Company had total stockholders’ equity of $112,588 as of June 30, 2020.

During the six months ended June 30, 2020 and 2019, net cash used in operating activities was $1,008,506 and $46,485, respectively. Negative cash flows during the six months ended June 30, 2020 were due primarily to the net loss of $2,073,331, plus the increase in inventory and prepaid expenses of $17,715 and $310,230, respectively, and the decrease in billing in excess of costs and estimated earnings of $1,557,312, partially offset by non-cash expenses, including stock-based compensation of $2,518,950, amortization of debt discount of $181,276, and changes in derivative liabilities by $24,569. Comparatively, cash used in operating activities for the six months ended June 30, 2019 was due primarily to the net loss of $100,427, plus the increase in operating lease right-of-use of $260,431 and licensing agreement of $40,000, partially offset by the decrease in prepaid expenses of $8,866, the increase in accounts payable, accrued interest payable and accrued compensation totaling $70,633, and the increase in operating lease right-of-use liabilities of $268,779.

During the six months ended June 30, 2020 and 2019, we had cash used in investing activities of $72,290 and $17,034, respectively, solely attributable to capital expenditures for property and equipment.

During the six months ended June 30, 2020 and 2019, net cash flows provided by financing activities were $421,233 and $56,233, respectively, primarily attributable to the proceeds from notes payable to related parties and non-related parties during the respective periods. We had proceeds of $0 from related party borrowings and proceeds of $421,000 from non-related party borrowings in the six months ended June 30, 2020, compared to proceeds of $18,808 and $60,000, respectively, in the same period ended June 30, 2019. We made repayments of $40,000 to related party borrowings and repayments of $6,267 to non-related party borrowings in the six months ended June 30, 2020, compared to repayments of $31,633 and $942, respectively, in the same period ended June 30, 2019. We had proceeds of $46,500 from sales of stock in 2020 (which shares of stock were sold in connection with our Regulation A offering (discussed below)), which was $10,000 in the same period ended June 30, 2019.

We had cash of $599,147 and a working capital deficit of $903,382, as of June 30, 2020. On the short-term basis, we will be required to raise a significant amount of additional funds over the next 12 months to sustain operations and pay outstanding liabilities. On the long-term basis, we will potentially need to raise capital to grow and develop our business.

To date we sold have sold (a) 231,250 shares of our common stock in consideration for $81,500 in cash; and (b) 131,250 shares of our common stock in exchange for the conversion of $75,000 in debt, pursuant to our on-going Regulation A offering, which relates to the sale of up to 10,800,000 shares of our common stock at a price of $0.50 per share.

It is likely that we will require significant additional financing within the next 12 months and if we are unable to raise the needed funds on an acceptable basis, we may be forced to cease or curtail operations.

Additional information regarding the Company’s (a) accrued compensation for related parties can be found in “Note 10 – Accrued Compensation for Related Parties”; (b) notes payable can be found in “Note 11 – Notes Payable”; (c) related party loans can be found in “Note 12 – Loans from Related Parties”; derivative liabilities can be found in “Note 13 – Derivative Liabilities”; billings in excess of costs and estimated earnings can be found in “Note 14 – Billing in Excess of Costs and Estimated Earnings”, under “Part I - Item 1. Financial Statements” in the Notes to Consolidated Financial Statements.

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

The asset, “cost and estimated earnings in excess of billings on uncompleted contract” represents revenues recognized in excess of amounts billed, which was $0 as of June 30, 2020. The liability, “billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized, which was $100,686 as of June 30, 2020.

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

The derivative liabilities are stated at their fair value as a level 3 measurement. The Company used the Lattice Model to determine the fair values of these derivative liabilities. See “Note 12 – Derivative Liabilities” of the unaudited financial statements included herein under “Part I - Item 1. Financial Statements”, for the Company’s assumptions used in determining the fair value of these financial instruments.

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

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Management, with the participation of our Chief Executive Officer (principal executive officer/principal financial/accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of June 30, 2020, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting as of December 31, 2019 (as described in greater detail in our annual report on Form 10-K for the year ended December 31, 2019), our Chief Executive Officer (principal executive officer/principal financial/accounting officer) has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer/principal financial/accounting officer), as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” of this Form 10-Q from, “Part I - Item 1. Financial Statements” in the Notes to Consolidated Financial Statements under “Note 17 – Uncertainties”. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

Specifically, as a result of COVID-19 and ‘stay-at-home’ and social distancing orders issued in McKinney and The Woodlands, Texas, we had to close both of our MedSpas, VISSIA Mckinney and VISSIA Waterway, Inc., which were closed effective March 10, 2020, and which resulted in both the loss of income and the loss of most of our workforce, who had to be let go. Vissia Waterway, Inc. reopened effective June 21, 2020 and Vissia Mckinney reopened effective August 8, 2020. Due to the termination of employees associated with the shutdown we were forced to expend resources to attract, hire and train completely new staff for preparation of the re-launchings. Additionally, the operations of the MedSpas will continue to be subject to potential additional shutdowns in the future in the event the number of COVID-19 positive people continues to grow in McKinney and The Woodlands, Texas, and in the event local and state governments issue further ‘stay-at-home’, work stoppage or similar social distancing orders. Although our MedSpas were forced to close, Legend Nutrition was able to remain open as an essential business as we sold vitamins and other nutritional supplements. Though the store was able to remain open, the store saw a deep decline in sales due to social distancing orders and decreases in customers who were willing to venture out to brick and mortar establishments. Moving forward, even if our locations are able to continue to operate through the COVID-19 pandemic, we expect to deal with the loss of available employees due to health concerns which in the future may limit our ability to operate.

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

Notwithstanding the above, as the economy continues to recover from the severe impacts of the pandemic and related COVID-19 control responses which were put in place in the first part of the year, we expect employment, consumer confidence and other fundamental business factors to also improve. However, the speed, trajectory and strength of any such recovery remains highly uncertain, and could be slowed or reversed by a number of factors, including a possible widespread resurgence in COVID-19 infections during the remaining months of 2020 without the availability of generally effective therapeutics or a vaccine for the disease.

We currently anticipate experiencing ongoing disruptions to our ability to keep open, staff and operate spas and our nutrition store, and provide construction services, throughout the remainder of 2020 (and possibly beyond) as the U.S. continues to deal with the COVID-19 pandemic. Any prolonged disruption to our operations is likely to have a significant adverse effect on our results of operations, cash flows and ability to meet continuing debt service requirements.

Even though our spas have reopened and our vitamin store did not have to close, we do not expect our med spas or vitamin store customers to return to re-pandemic levels for some time, if at all. Additionally, the pandemic could also negatively impact our results of operations by continuing to weaken demand for our products and services and/or by disrupting our supply chain. As events are rapidly changing, we are unable to accurately predict the impact that COVID-19 will have on our results of operations due to uncertainties including, but not limited to, the future duration of the closing of our stores, the duration of quarantines, shelter-in-place and other travel restrictions within the U.S. and other affected countries, the severity of the virus, the duration of the outbreak, and the public’s response to the outbreak and its eventual aftermath.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the quarter ended June 30, 2020 and from the period from April 1, 2020 to the filing date of this report, which have not previously been disclosed in our prior Annual Report on Form 10-K or a Current Report on Form 8-K, except as set forth below:

On July 5, 2019, our Board of Directors adopted and approved our 2019 Stock Option and Incentive Plan (the “Plan”). The Plan is intended to promote the interests of our Company by providing eligible persons with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company as an incentive for them to remain in the service of the Company. The maximum number of shares available to be issued under the Plan is currently 10,000,000 shares, subject to adjustments for any stock splits, stock dividends or other specified adjustments which may take place in the future. During the six months ended June 30, 2020, the Company issued a total of 645,000 shares to eligible persons under the Plan and recorded $198,950 as Stock Based Compensation against these issuances based on the market prices at the grant date. As of June 30, 2020, the number of shares under the Plan available for future issuance was 7,690,000 shares.

To the extent such issuances described above are deemed “sold or offered” (and not issued under a no-sale theory), we claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, for such issuances, since the foregoing issuances did not involve a public offering, the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

On June 2, 2020, 500,000 shares of Series B Convertible Preferred stock were converted into 2,083,333 shares of the Company’s restricted common stock per GCN’s request.

On June 4, 2020, the Company issued 50,000 common shares to an investor in exchange for $6,600 of principal and interest due under that certain convertible promissory note between the Company and the investor dated October 28, 2019.

On July 27, 2020, the Company issued 1,030,808 restricted common shares to an investor in exchange for $77,929 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Fourth Man, LLC dated October 28, 2019. After this conversion, the balance owed under the convertible note is $0.

On July 27, 2020, the Company issued 1,119,319 restricted common shares to an investor in exchange for $84,620 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Armada Capital Partners, LLC dated October 28, 2019. After this conversion, the balance owed under the convertible note is $0.

On July 27, 2020, the Company issued 1,119,319 restricted common shares to an investor in exchange for $84,620 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to BHP Capital NY, Inc. dated October 28, 2019. After this conversion, the balance owed under the convertible note is $0.

On August 8, 2020, the Company issued Jesse J. Dickens, CEO of CCS, 250,000 shares of restricted common stock pursuant to an employment agreement entered into on October 1, 2019. This issuance represents the fourth and final tranche of shares owed to Mr. Dickens pursuant to his employment agreement. The shares were valued at $0.20 per share or $50,000.

As described below under “Item 5. Other Information”, on August 5, 2020 we sold the $53,000 Genova Roth Note #3 and on August 11, 2020 we sold the $105,000 LGH Convertible Note, which are convertible into our common stock pursuant to their terms.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 5, 2020, we entered into a Securities Purchase Agreement with Geneva Roth Remark Holdings, Inc., an accredited investor (“Geneva Roth”), pursuant to which the Company sold Geneva Roth a convertible promissory note in the principal amount of $53,000 (the “Geneva Roth Note #3”). The Geneva Roth Note #3 accrues interest at a rate of 8% per annum (22% upon the occurrence of an event of default) and has a maturity date of November 5, 2021.

The Company has the right to prepay the Geneva Roth Note #3 at any time during the first six months the note is outstanding at the rate of (a) 120% of the unpaid principal amount of the note plus interest, during the first 90 days the note is outstanding, (b) 125% of the unpaid principal amount of the note plus interest between days 91 and 120 after the issuance date of the note, (c) 130% of the unpaid principal amount of the note plus interest between days 121 and 150 after the issuance date of the note, and (d) 134% of the unpaid principal amount of the note plus interest between days 151 and 180 after the issuance date of the note. The Geneva Roth Note #3 may not be prepaid after the 180th day following the issuance date.

Geneva Roth may in its option, at any time beginning 180 days after the date of the note, convert the outstanding principal and interest on the Geneva Roth Note #3 into shares of our common stock at a conversion price per share equal to 61% of the lowest daily volume weighted average price (“VWAP”) of our common stock during the 10 days trading days prior to the date of conversion. We agreed to reserve a number of shares of our common stock equal to the number of shares of common stock which may be issuable upon conversion of the Geneva Roth Note #3 at all times.

The Geneva Roth Note #3 provides for standard and customary events of default such as failing to timely make payments under the Geneva Roth Note #3 when due, the failure of the Company to timely comply with the Securities Exchange Act of 1934, as amended, reporting requirements and the failure to maintain a listing on the OTC Markets. The Geneva Roth Note #3 also contains customary positive and negative covenants. The Geneva Roth Note #3 includes penalties and damages payable to Geneva Roth in the event we do not comply with the terms of such note, including in the event we do not issue shares of common stock to Geneva Roth upon conversion of the note within the time periods set forth therein. Additionally, upon the occurrence of certain defaults, as described in the Geneva Roth Note #3, we are required to pay Geneva Roth liquidated damages in addition to the amount owed under the Geneva Roth Note #3 (including in some cases up to 200% of the amount of the note and in other cases the value of the shares which Geneva Roth could have been issued upon the full conversion of the note after including default fees equal to 150% of the amount of such note).

The Geneva Roth Note #3 includes a most favored nations provision which allows Geneva Roth the right to modify the Geneva Roth Note #3 to provide for any more favorable terms offered in any future financing transaction, subject to certain limited exceptions.

At no time may the Geneva Roth Note #3 be converted into shares of our common stock if such conversion would result in Geneva Roth and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock.

We hope to repay the Geneva Roth Note #3 prior to any conversion. In the event that the Geneva Roth Note #3 is not repaid in cash in its entirety, Company shareholders may suffer significant dilution if, and to the extent that, the balance of the Geneva Roth Note #3 is converted into common stock.

On August 11, 2020, we sold LGH Investments, LLC (“LGH”) a convertible promissory note in the principal amount of $105,000 (the “LGH Note”). The LGH Note included a $5,000 originally issuance discount. The LGH Note accrues interest at a rate of 8% per annum (22% upon the occurrence of an event of default) and has a maturity date of May 11, 2021.

The Company has the right to prepay the LGH Note at any time during the first six months the note is outstanding at the rate of (a) 115% of the unpaid principal amount of the note plus interest, during the first 60 days the note is outstanding, (b) 125% of the unpaid principal amount of the note plus interest between days 61 and 120 after the issuance date of the note, and (c) 135% of the unpaid principal amount of the note plus interest between days 121 and 180 after the issuance date of the note. The LGH Note may not be prepaid after the 180th day following the issuance date.

LGH may in its option, at any time convert the outstanding principal and interest on the LGH Note into shares of our common stock at a conversion price per share equal to the lesser of (a) $0.50 per share; and (b) 60% of the lowest daily volume weighted average price of the Company’s common stock on the ten trading days prior to the date of conversion. We agreed to reserve a number of shares of our common stock equal to three times the number of shares of common stock which may be issuable upon conversion of the LGH Note at all times.

The LGH Note provides for standard and customary events of default such as failing to timely make payments under the LGH Note when due, the failure of the Company to timely comply with the Securities Exchange Act of 1934, as amended, reporting requirements and the failure to maintain a listing on the OTC Markets. The LGH Note also contains customary positive and negative covenants. The LGH Note includes penalties and damages payable to LGH in the event we do not comply with the terms of such note, including in the event we do not issue shares of common stock to LGH upon conversion of the note within the time periods set forth therein. Additionally, upon the occurrence of certain defaults, as described in the LGH Note, we are required to pay LGH liquidated damages in addition to the amount owed under the LGH Note including 135% of the amount of the note, plus daily penalties of $500 until the default is remedied.

The LGH Note includes piggyback registration rights requiring us to include the shares issuable upon conversion of the LGH Note on any registration statement we file in the future, subject to liquidation damages of 15% of the outstanding balance of the note, but not less than $25,000. The LGH Note includes a most favored nations provision which allows LGH the right to modify the LGH Note to provide for any more favorable terms offered in any future financing transaction, subject to certain limited exceptions.

At no time may the LGH Note be converted into shares of our common stock if such conversion would result in LGH and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock, provided that such percentage automatically increases to 9.99% if our market capitalization falls below $2.5 million.

We hope to repay the LGH Note prior to any conversion. In the event that the LGH Note is not repaid in cash in its entirety, Company shareholders may suffer significant dilution if, and to the extent that, the balance of the LGH Note is converted into common stock.

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
Jacob D. Cohen
Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial/Accounting Officer)
August 19, 2020

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Securities Purchase Agreement dated May 15, 2020, by and between American International Holdings Corp., as purchaser and Global Career Networks Inc, as seller, relating to the sale of 51% of Life Guru, Inc.	8-K	000-50912	2.1	05/21/20
3.1	Articles of Incorporation, as amended	10-K	000-50912	3.1	06/26/20
3.2	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of International American Technologies, Inc.	SB-2	333-138902	4(iii)1	11/22/06
3.3	Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock of International American Technologies, Inc.	SB-2	333-138902	4(iii)2	11/22/06
3.4	Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock of Hammons Industries, Inc.	8-K	000-50912	4(iii)3	9/26/07
3.5	Amended and Restated Certificate of Designations of American International Holdings Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series a Preferred Stock, filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.1	05/21/20
3.6	Amended and Restated Certificate of Designation of American International Holdings Corp. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock, filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.2	05/21/20
3.7	Certificate of Withdrawal of Certificate of Designation of Series C Convertible Preferred Stock filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.3	05/21/20
3.8	Bylaws of Unlimited Coatings Corporation	10-SB/12G	000-50912	3(ii)	08/18/04
10.1	Form of Subscription Agreement for the Company’s Regulation A Offering	1-A	024-11080	4.1	09/23/19
10.2	Securities Purchase Agreement between Adar Alef, LLC and American International Holdings Corp., dated February 24, 2020	8-K	000-50912	10.1	03/04/20
10.3	Convertible Promissory Note between Adar Alef, LLC and American International Holdings Corp., dated February 24, 2020	8-K	000-50912	10.2	03/04/20
10.4	Securities Purchase Agreement between Geneva Roth Remark Holdings, Inc. and American International Holdings Corp., dated April 20, 2020	8-K	000-50912	10.1	05/18/20

10.5	$88,000 Convertible Promissory Note between Geneva Roth Remark Holdings, Inc. and American International Holdings Corp., dated April 20, 2020	8-K	000-50912	10.2	05/18/20
10.6	Securities Purchase Agreement between FirstFire Global Opportunities Fund LLC and American International Holdings Corp., dated April 30, 2020	8-K	000-50912	10.3	05/18/20
10.7	$105,000 Convertible Promissory Note between FirstFire Global Opportunities Fund LLC and American International Holdings Corp., dated April 30, 2020	8-K	000-50912	10.4	05/18/20
10.8	Data Delivery and Ancillary Services Agreement between American International Holdings Corp. and Cicero Transact Group, Inc., dated January 13, 2020	10-Q	000-50912	10.4	07/24/20
10.9*	Securities Purchase Agreement between Geneva Roth Remark Holdings, Inc. and American International Holdings Corp., dated August 5, 2020					X
10.10*	$53,000 Convertible Promissory Note between Geneva Roth Remark Holdings, Inc. and American International Holdings Corp., dated August 5, 2020					X
10.11*	$105,000 Convertible Promissory Note between LGH Investments, LLC and American International Holdings Corp., dated August 11, 2020					X
31.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*					X
32.1**	Certification of Principal Executive Officer and of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Presentation Document					X

*	Filed herewith.

**	Furnished herewith.

