Form 10-Q
period 2020-09-30
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2020-11-20
CIK 1300524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of each of the issuer’s classes of equity as of November 20, 2020 is 44,690,825 shares of common stock.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN INTERNATIONAL HOLDINGS CORP.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2020	December 31, 2019

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$109,970	$1,258,710
Inventory	61,206	16,484
Prepayment and deposits	678,600	365,520
Costs and estimated earnings in excess of billings on incomplete contract	140,719	—
TOTAL CURRENT ASSETS	990,495	1,640,714

INTANGIBLE ASSETS
Licenses	—	95,000
Goodwill	29,689	29,689
NET INTANGIBLE ASSETS	29,689	124,689

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $61,100 and $19,744	287,620	154,815
Right-of-use asset - operating lease	492,747	267,482
Rent deposits	31,670	4,777
Other assets	605,488	—
NET NON-CURRENT ASSETS	1,417,525	427,074

TOTAL ASSETS	$2,437,709	$2,192,477

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$75,469	$63,315
Accrued interest payable	90,520	42,564
Accrued compensation - related parties	181,500	58,500
Right-of-use liability - operating lease	127,919	80,629
Capital lease	41,133	—
Convertible notes payable, net of debt discount of $411,682 and $282,144	244,636	144,106
Loans payable	129,586	98,500
Loans payable to related parties, net of discount of $0 and $69,126	399,352	133,854
Derivative liabilities	847,529	458,745
Billing in excess of costs and estimated earnings	—	1,657,998
TOTAL CURRENT LIABILITIES	2,137,644	2,738,211

LONG-TERM LIABILITIES
Right-of-use liability - operating lease	376,974	200,074
Long-term capital lease	30,625	—
Long-term convertible notes payable, net of debt discount of $103,327 and $0	2,673	—
Long-term debt - related parties	—	363,125
TOTAL LONG-TERM LIABILITIES	410,272	563,199

TOTAL LIABILITIES	$2,547,916	$3,301,410

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock ($0.0001 par value, 5,000,000 shares authorized, 3 shares of Series A Preferred Stock issued and outstanding as of September 30, 2020)	$—	$—
Common stock ($0.0001 par value, 195,000,000 shares authorized, of which 40,444,575 and 27,208,356 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively)	4,044	2,721
Treasury stock (410 and 1,650,410 shares as of September 30, 2020 and December 31, 2019, respectively), at cost;	(3,894)	(103,537)
Common stock payable	—	25,000
Additional paid in capital	6,654,130	2,186,651
Retained earnings (deficit)	(6,764,487)	(3,219,768)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(110,207)	(1,108,933)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,437,709	$2,192,477

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Revenues
Revenues	$680,369	$52,085	$5,981,221	$143,032
Cost of revenues	680,133	37,957	4,097,781	73,672
Gross profit	236	14,128	1,883,440	69,360

Operating expenses
General and administrative expenses	804,583	2,068,141	4,406,209	2,208,533
Total operating expenses	804,583	2,068,141	4,406,209	2,208,533

Income (Loss) from Operations	(804,347)	(2,054,013)	(2,522,769)	(2,139,173)

Other income (expenses)
Interest expenses	(36,017)	(17,161)	(90,381)	(32,428)
Amortization of debt discount	(263,534)	—	(444,810)	—
Change in derivative liabilities	(132,977)	—	(157,546)	—
Impairment loss	—	—	(95,000)	—
Loss on loans settlement	(234,513)	—	(234,513)	—
Other income	—	—	300	—
Total other income (expenses)	(667,041)	(17,161)	(1,021,950)	(32,428)

Income (loss) before income taxes	(1,471,388)	(2,071,174)	(3,544,719)	(2,171,601)

Income taxes	—	—	—	—

Net Income (Loss)	$(1,471,388)	$(2,071,174)	$(3,544,719)	$(2,171,601)

Earnings (loss) per share
Basic	$(0.04)	$(0.08)	$(0.11)	$(0.10)
Dilutive	$(0.04)	$(0.08)	$(0.11)	$(0.10)

Weighted average number of shares outstanding
Basic	38,411,015	24,792,455	32,281,583	20,945,539
Dilutive	38,411,015	24,792,455	32,281,583	20,945,539

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.
Consolidated Statement of Changes in Stockholders’ Equity (Deficit )
(Unaudited)

					Additional	Common	Retained		Total
	Preferred Stock		Common Stock		Paid-in	Stock	Earnings	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Stock	(Deficit)
Balance, December 31, 2018	—	$—	18,000,000	$1,800	$336	$—	$(7,520)	$—	$(5,384)

Effect of Reverse Merger April 12, 2019	—	—	10,933,356	1,093	(15,885)	—	—	(3,894)	(18,686)

Imputed interest	—	—	—	—	7,942	—	—	—	7,942

Issuance of common shares under private placement	—	—	100,000	10	9,990	—	—	—	10,000

Cancellation of common shares for long-term debt	—	—	(5,900,000)	(590)	590	—	—	(350,000)	(350,000)

Issuance of common shares for discount on loan	—	—	150,000	15	104,985	—	—	—	105,000

Issuance of common shares for licensing agreement	—	—	250,000	25	24,975	—	—	—	25,000

Issuance of common shares for services	—	—	1,435,000	144	1,672,606	165,000	—	—	1,837,750

Net (loss)	—	—	—	—	—	—	(2,171,601)	—	(2,171,601)

Balance, September 30, 2019	—	$—	24,968,356	$2,497	$1,805,539	$165,000	$(2,179,121)	$(353,894)	$(559,979)

					Additional	Common	Retained		Total
	Preferred Stock		Common Stock		Paid-in	Stock	Earnings	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Stock	(Deficit)
Balance, December 31, 2019	—	$—	27,208,356	$2,721	$2,186,651	$25,000	$(3,219,768)	$(103,537)	$(1,108,933)

Imputed interest	—	—			3,345	—	—	—	3,345

Reclassification of derivative liabilities due to note conversion	—	—	—	—	359,811	—	—	—	359,811

Issuance of Series B preferred shares for investment	500,000	50	—	—	605,438	—	—	—	605,488

Issuance of common shares under private placement	—	—	131,250	13	71,487	(25,000)	—	—	46,500

Cancellation of common shares for long-term debt	—	—	(1,650,000)	(165)	(99,478)	—	—	99,643	-—

Issuance of common shares for note conversion and settlement	—	—	4,919,494	492	728,859	—	—	—	729,351

Issuance of shares for services - related parties	3	—	6,000,000	600	1,559,400	—	—	—	1,560,000

Issuance of shares for services	—	—	1,752,142	175	1,238,775	—	—	—	1,238,950

Issuance of common shares for Series B preferred shares conversion	(500,000)	(50)	2,083,333	208	(158)	—	—	—	—

Net (loss)	—	—	—	—	—	—	(3,544,719)	—	(3,544,719)

Balance, September 30, 2020	3	$—	40,444,575	$4,044	$6,654,130	$—	$(6,764,487)	$(3,894)	$(110,207)

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30, 2020	September 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,544,719)	$(2,171,601)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation	41,356	18,480
Amortization of debt discount	444,810	—
Change in derivative liabilities	157,546	—
Non-cash lease expense	123,014	(247,430)
Impairment loss	95,000	—
Loss on loans settlement	234,513
Stock issued for services rendered	2,798,950	1,837,750
Imputed interest expense	3,345	7,942
(Increase) decrease in operating assets:
Costs in excess of billings	(140,719)	-
Inventory	(44,722)	—
Prepaid expenses	(313,080)	8,866
Licensing agreement	—	(40,000)
Other asset - deposit	(26,893)	4,433
(Decrease) increase in operating liabilities:
Accounts payable	18,908	77,235
Accrued interest payable	84,362	19,304
Accrued compensation - related parties	123,000	81,000
Deferred lease liability	—	(7,650)
Operating lease right-of-use liability, net	(124,089)	256,167
Billing in excess of costs and estimated earnings	(1,657,998)	—
NET CASH (USED IN) OPERATING ACTIVITIES	(1,727,416)	(155,504)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment	(91,649)	(17,034)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(91,649)	(17,034)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings - related parties	—	195,257
(Repayment) to borrowings - related parties	(40,000)	(66,624)
Principal payments for capital leases	(10,754)	-
Proceeds from borrowings	690,000	40,000
(Repayment) to borrowings	(15,421)	(3,024)
Proceeds from sales of stock	46,500	10,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	670,325	175,609

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,148,740)	3,071

CASH AND CASH EQUIVALENTS:
Beginning of period	1,258,710	18,796
End of period	$109,970	$21,867

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$2,674	$13,289

Non-cash transactions:
Capital lease	$82,512	$37,027
Common shares issued for notes conversion	$298,769	$350,000
Related party’s note settled in shares	109,278
Common shares issued for notes settlement	$86,771	$—
Stock payable	$25,000	$—
Common shares issued for intangible assets	$—	$25,000
Discounts on convertible notes	$608,549	$—
Lease Inception	$348,279	$—
Cancellation of common shares	$99,643	$—
Settlement of derivative liabilities	$359,811	$105,000
Common shares issued for reverse acquisition	$—	$1,800
Issuance of Series B for investment	$605,488	$—
Note issued for services	$—	$75,000

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

Impact of COVID-19 Pandemic on Consolidated Financial Statements. The outbreak of the 2019 novel coronavirus disease (“COVID-19”), which was declared a global pandemic by the World Health Organization on March 11, 2020, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread has severely impacted the U.S. and world economies, the market for health spa services, nutrition supplements and our other business offerings during the end of the first quarter of 2020, and continuing through the second, third and fourth quarters of 2020. Government mandated ‘stay-at-home’ and similar orders have to date, and may in the future, prevent us from staffing our spas and construction services, and prohibited us from operating altogether. Specifically, as a result of COVID-19 and ‘stay-at-home’ and social distancing orders issued in McKinney and The Woodlands, Texas, we had to close both of our MedSpas, VISSIA McKinney and VISSIA Waterway, Inc., which were closed effective March 10, 2020, and which resulted in both the loss of income and the loss of most of our workforce, who had to be let go. VISSIA Waterway, Inc. reopened effective June 21, 2020 and VISSIA McKinney reopened effective August 8, 2020. However, due to the termination of employees associated with the shutdown we were forced to expend resources to attract, hire and train completely new staff for preparation of the re-launchings. Notwithstanding the re-openings, customer traffic and demand at our VISSIA Waterway, Inc. and VISSIA McKinney MedSpa locations failed to rebound to pre-closure levels due to COVID-19 and the pandemic’s effects on the economy, and because we are unable to predict the length of the pandemic or ultimate outcome thereof, and further due to our limited capital resources, effective on October 25, 2020, we made the decision to temporarily close both our VISSIA Waterway, Inc. and VISSIA McKinney locations. Such locations remain closed through the date of this Report. We are currently seeking both financial and operating partners to assist in the further management and operations of our VISSIA brand, to help fund the re-opening of our spas and are also entertaining any and all purchase opportunities for such brand and spas as well. Although our MedSpas were forced to close during the second and third quarters, and are temporarily closed for economic reasons currently, Legend Nutrition was able to remain open as an essential business as we sold vitamins and other nutritional supplements. Though the store was able to remain open, the store saw, and continues to see, a deep decline in sales due to social distancing orders and decreases in customers who are willing to venture out to brick and mortar establishments.

Moving forward, even if Legend Nutrition is able to continue to operate through the COVID-19 pandemic, we expect to deal with the loss of available employees due to health concerns which in the future may limit our ability to operate. Separately, economic recessions, including those brought on by the COVID-19 outbreak may have a negative effect on the demand for our services and our operating results. We have also experienced delays due to the COVID-19 outbreak in receiving products and supplies which we need to operate.

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

On April 28, 2020, the Company incorporated a wholly-owned subsidiary, ZipDoctor, Inc. (“ZipDoctor”) in the State of Texas. ZipDoctor plans to provide its customers with unlimited, 24/7 access to board certified physicians and licensed mental and behavioral health counselors and therapists via a newly developed, monthly subscription based online telemedicine platform. ZipDoctor was launched in August 2020 and has generated nominal revenues through the quarter ended September 30, 2020.

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

Note 4 – Property and Equipment

Property and equipment were as follows at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Leasehold improvements	$149,873	$102,264
Furniture & fixtures	47,175	23,115
Equipment	151,672	49,180
	348,720	174,559
Less accumulated depreciation and amortization	61,100	19,744
Net property and equipment	$287,620	$154,815

During the nine months ended September 30, 2020, the Company’s fixed assets increased by $174,161, including leasehold improvements of $47,609, furniture & fixtures of $24,060 and equipment of $102,492, of which $91,649 was paid by cash and $82,512 was financed with a term of 2 years, and with a monthly payment of $3,638. The balance of the loan was $71,758 as of September 30, 2020.

Depreciation and amortization expense for the nine months ended September 30, 2020 and 2019 was $41,356 and $18,480, respectively.

Note 5 – Goodwill

As of September 30, 2020, the Company had goodwill of $29,689 in connection with the acquisition of the assets in October 2019 associated with and related to a retail vitamin, supplements and nutrition store located in McKinney, Texas.

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

On May 13, 2020, the Company provided Novo Medspa with notice to terminate the June 27, 2019 License Agreement in pursuit of the Company’s desire to establish and develop its own brand and have the flexibility to offer additional products and services that are not currently available at Novopelle branded locations, which was effective immediately. Accordingly, the license of $95,000 was impaired in full during the second quarter of 2020.

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

The 51% owned subsidiary, LifeGuru, Inc., is a consolidated entity which requires the presentation of noncontrolling interest in the consolidated statements of operations for the three and nine months ended September 30, 2020. As there was no activity for the entity as of September 30, 2020, no assets, liabilities or noncontrolling interest were presented at the period ended September 30, 2020. The LifeGuru website and platform is still under development and is planned to launch in Q1 2021.

Note 8 – Capital lease

On June 17, 2020, the Company entered into an agreement with a vendor to purchase equipment used in its spa operations. Pursuant to the agreement, the Company agreed to pay a total amount of $44,722 in 24 installments, or $1,819 per month plus tax. The outstanding balance of this capital lease was $34,987 as of September 30, 2020.

The following is a schedule, by year, of maturities of capital lease liabilities as of September 30, 2020:

2020	5,457
2021	21,828
2022	11,094
Total undiscounted cash flows	38,379
Less imputed interest (8%)	(3,392)
Present value of lease liability	$34,987

On July 14, 2020, the Company entered into an agreement with a vendor to purchase equipment used in its spa operations. Pursuant to the agreement, the Company agreed to pay a total amount of $44,722 in 24 installments, or $1,819 per month plus tax. The outstanding balance of this capital lease was $36,771 as of September 30, 2020.

The following is a schedule, by year, of maturities of capital lease liabilities as of September 30, 2020:

2020	5,457
2021	21,828
2022	12,913
Total undiscounted cash flows	40,198
Less imputed interest (8%)	(3,427)
Present value of lease liability	$36,771

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

As of September 30, 2020, the Company had four (4) leasing agreements subject to Accounting Standards Codification (ASC) 842.

Location 1 – VISSIA Mckinney, LLC

On January 1, 2019, the Company recognized an operating right-of-use asset in the amount of $287,206 and an operating lease liability in the amount of $294,774 in connection with Location 1. The lease term is eighty-four (84) months and expires in November 2025.

The following is a schedule, by year, of maturities of lease liabilities as of September 30, 2020:

2020	13,516
2021	54,951
2022	55,854
2023	56,776
2024	57,715
2025	53,828
Total undiscounted cash flows	292,640
Less imputed interest (8%)	(85,059)
Present value of lease liability	$207,581

Total rental expense related to this location for the three and nine months ended September 30, 2020 was $13,966 and $41,897, respectively. The operating lease right-of-use asset net balance at September 30, 2020 related to this location was $197,936.

Location 2 – Legend Nutrition, Inc.

On January 1, 2019, the Company recognized an operating right-of-use asset in the amount of $68,334 and an operating lease liability in the amount of $68,334 in connection with Location 2. The lease term is twenty-four (24) months and expires in December 2020.

The following is a schedule, by year, of maturities of lease liabilities as of September 30, 2020:

2020	9,272
Total undiscounted cash flows	9,272
Less imputed interest (8%)	(1,314)
Present value of lease liability	$7,958

Total rental expense related to this location for the three and nine months ended September 30, 2020 was $9,272 and $27,814, respectively. The operating lease right-of-use asset net balance at September 30, 2020 related to this location was $7,958.

Location 3 – VISSIA Waterway, Inc.

On January 1, 2020, the Company recognized an operating right-of-use asset in the amount of $234,485 and an operating lease liability in the amount of $234,485 in connection with Location 3. The lease term is sixty (60) months and expires in December 2024.

The following is a schedule, by year, of maturities of lease liabilities as of September 30, 2020:

2020	13,480
2021	55,540
2022	57,206
2023	58,922
2024	60,690
Total undiscounted cash flows	245,838
Less imputed interest (8%)	(50,479)
Present value of lease liability	$195,359

Total rental expense related to this location for the three and nine months ended September 30, 2020 was $14,314 and $42,942, respectively. The operating lease right-of-use asset net balance at September 30, 2020 related to this location was $192,859.

Location 4 – Capitol City Solutions USA, Inc.

On January 1, 2020, the Company recognized an operating right-of-use asset in the amount of $113,794 and an operating lease liability in the amount of $113,794 in connection with Location 4. The lease term is sixty-one (61) months and expires in January 2025.

The following is a schedule, by year, of maturities of lease liabilities as of September 30, 2020:

2020	6,822
2021	27,288
2022	27,288
2023	27,288
2024	27,288
2025	2,274
Total undiscounted cash flows	118,248
Less imputed interest (8%)	(24,254)
Present value of lease liability	$93,994

Total rental expense related to this location for the three and nine months ended September 30, 2020 was $6,822 and $20,466, respectively. The operating lease right-of-use asset net balance at September 30, 2020 related to this location was $93,994.

Note 10 – Accrued Compensation for Related Parties

At September 30, 2020, accrued compensation was $181,500, representing cash compensation due to the Company’s executive officers for services rendered.

Note 11 – Notes Payable

Notes payable represents the following at September 30, 2020:

Note payable dated May 17, 2019 for $30,000, with interest at 5% per annum and due on April 30, 2020. The Note and accrued interest totaled $31,791 were settled by the issuance of 242,407 common shares of the Company at a price of $0.131 per share. The shares were valued at $0.33 per share based on the market price at the settlement date. Accordingly, the Company recorded loss on loan settlement of $48,203 during the nine months ended September 30, 2020.	$30,000
Less: Settlement	(30,000)
	0	(1)

Note payable to an individual dated July 8, 2019 for $40,000, with interest at 8% per annum and due on July 8, 2020. The Note is a convertible promissory note. The Note holder has the right to convert all or any portion of the principal amount and accrued interest due on the Note into the shares issued under the Company’s qualified Regulation A offering circular (the “Offering Statement”), at the offering price of such offering ($0.50 per share). The Note is currently past due.	40,000	(2)

Note payable to a financial group dated August 26, 2019 for $75,000, with interest at 12% per annum and due on August 26, 2020. The Note is a convertible promissory note in the event of default. The Note holder has the right to convert all or any portion of the principal amount and accrued interest due on the Note into the shares of the Company at the price equal to 50% of the lowest trading price on the primary trading market on which the Company’s common stock is quoted for the last ten (10) trading days immediately prior to but not including the conversion date. During the nine months ended September 30, 2020, a portion of principal and accrued interest totaling $55,000 was converted into 91,250 common shares of the Company.	75,000
Less: partial conversion	(51,070)
	23,930	(3)

Note payable dated October 15, 2019 for $75,000, with interest at 10% per annum and due on July 15, 2020. The Note is a convertible promissory note. The Note holder has the right to convert all or any portion of the principal amount and accrued interest due on the Note into the shares under the Offering Statement at the offering price. Furthermore, the Company issued 10,000 shares of the Company’s common stock to the unrelated party investor as further consideration to enter into the loan with the Company. The Note is currently past due. During the nine months ended September 30, 2020, a portion of principal and accrued interest totaling $45,000 was converted into 370,689 common shares of the Company.	75,000
Less: partial conversion	(41,112)
	33,888	(4)

Note payable of $78,750 dated October 28, 2019 for cash of $75,000, with interest at 10% per annum and due on October 28, 2020. The Note is a convertible promissory note. The conversion price is equal to the lesser of (i) the price per share of common stock sold to investors in the Offering Statement ($0.50 per share), or (ii) a variable conversion price equal to 60% multiplied by the lowest trading price for the common stock during the ten (10) trading day period ending on the latest completed trading day prior to the conversion date, representing a discount rate of 40%. The Note and accrued interest totaling $84,620 was converted into 1,119,309 common shares of the Company during the nine months ended September 30, 2020. Accordingly, the unamortized discount as of the conversion date in the amount of $62,652 was expensed.	78,750
Less: conversion	(78,750)
	0	(5)

Note payable of $78,750 dated October 28, 2019 for cash of $75,000, with interest at 10% per annum and due on October 28, 2020. The Note is a convertible promissory note. The conversion price equals the lesser of (i) the price per share of common stock sold to investors in the Offering Statement ($0.50 per share), or (ii) a variable conversion price equal to 60% multiplied by the lowest trading price for the common stock during the ten (10) trading day period ending on the latest completed trading day prior to the conversion date, representing a discount rate of 40%. The Note and accrued interest totaling $84,529 was converted into 1,080,808 common shares of the Company during the nine months ended September 30, 2020. Accordingly, the unamortized discount as of the conversion date in the amount of $57,130 was expensed.	78,750
Less: conversion	(78,750)
	0	(6)

Note payable of $78,750 dated October 28, 2019 for cash of $75,000, with interest at 10% per annum and due on October 28, 2020. The Note is a convertible promissory note. The conversion price equals the lesser of (i) the price per share of common stock sold to investors in the Offering Statement ($0.50 per share), or (ii) a variable conversion price equal to 60% multiplied by the lowest trading price for the common stock during the ten (10) trading day period ending on the latest completed trading day prior to the conversion date, representing a discount rate of 40%. The Note and accrued interest totaling $84,620 was converted into 1,119,309 common shares of the Company during the nine months ended September 30, 2020. Accordingly, the unamortized discount as of the conversion date in the amount of $62,652 was expensed.	78,750
Less: conversion	(78,750)
	0	(7)

On October 18, 2019, Legend Nutrition, Inc. (“Legend”), a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement with David Morales to acquire all of the assets associated with and related to a retail vitamin, supplements and nutrition store located in McKinney, Texas. Pursuant to the Asset Purchase Agreement, Legend purchased a variety of assets including software, contracts, bank and merchant accounts, products, inventory, computers, security systems and other intellectual properties (the “Assets”). For consideration of the Assets, Legend issued to Mr. Morales a promissory note in the amount of $75,000 bearing an interest rate of five percent (5%) per annum and with a maturity date of one year (October 18, 2020), which note is past due as of the date of this Report.	75,000
Less: partial repayment	(9,000)
	66,000	(8)

Note payable of $157,500 dated February 24, 2020 for cash of $150,000, net of original issue discount of $7,500, with interest at 8% per annum and due on February 24, 2021. The Note is a convertible promissory note. The conversion price equals 60% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to and including the conversion date, representing a discount rate of 40%.	157,500	(9)

The Company incurred long term debt in the amount of $37,027 in 2019 to purchase equipment used in its operations. The total purchase price was $37,027, with the Company making a down payment in the amount of $3,000. The note is due in monthly payments of $1,258.50, including interest at 8%, due in September 2021. The Company incurred $343 and 1,190 on imputed interest expense during the three and nine months ended September 30, 2020, respectively. The outstanding balance of this note was $24,586 as of September 30, 2020.	24,586	(10)

Note payable of $88,000 dated April 20, 2020 for cash of $88,000, with interest at 8% per annum and due on April 20, 2021. The annual interest rate will increase to 22% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%.	88,000	(11)

Note payable of $105,000 dated April 30, 2020 for cash of $100,000, net of original issue discount of $5,000, with interest at 8% per annum and due on April 30, 2021. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lower of $0.50 per share or 60% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 40%.	105,000	(12)

Note payable of $53,000 dated May 19, 2020 for cash of $53,000, with interest at 8% per annum and due on August 19, 2021. The annual interest rate will increase to 22% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%.	53,000	(13)

Note payable dated June 24, 2020 for $30,000, with interest at 5% per annum and due on September 24, 2020. The Note is unsecured and is currently past due.	$ 30,000	(14)

Note payable dated July 7, 2020 for $50,000, with interest at 5% per annum and due on July 7, 2021. The Note is unsecured.	$ 50,000	(15)

Note payable of $53,000 dated August 5, 2020 for cash of $53,000, with interest at 8% per annum and due on November 5, 2021. The annual interest rate will increase to 22% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%.	53,000	(16)

Note payable of $105,000 dated August 11, 2020 for cash of $100,000, net of original issue discount of $5,000, with one-time interest charge of 8% payable and due on May 11, 2021. The outstanding balance of the Note will be increase by 135% if in default. The Note is a convertible promissory note. The conversion price equals the lower of $0.50 per share or 60% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 40%.	105,000	(17)

Note payable of $53,000 dated September 14, 2020 for cash of $53,000, with interest at 8% per annum and due on December 14, 2021. The annual interest rate will increase to 22% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%.	53,000	(18)

Note payable to an unrelated party dated September 11, 2020 for $4,000, with no interest and due on demand.	$ 4,000	(19)

Note payable to an unrelated party dated September 16, 2020 for $5,000, with no interest and due on demand.	$5,000	(20)

	$891,904
Less: unamortized discount	(515,009)
Total	$376,895
Short term convertible notes, net of discount of $411,682	$244,636
Long-term convertible notes, net of discount of $103,327	$2,673
Short-term non-convertible notes	$129,586
Long-term non-convertible notes	$0

The maturities of long-term debt are as follows:

Year	Amounts
2021	106,000
Total	$106,000

Note 12 – Loans from Related Parties

As of June 30, 2020, the Company had a short-term note payable in the amount of $13,473 to Kemah Development Texas, LP, a company owned by Dror Family Trust, a related party.	$13,473

Note payable to Isaak Cohen, father to the Company’s CEO, dated June 21, 2019 for $40,000, with interest at 8% per annum and due on June 21, 2020. The promissory note is unsecured. Furthermore, the Company issued 50,000 shares of the Company’s common stock to the related party investor as further consideration to enter into the loan with the Company. The Company issued 50,000 common shares valued at $0.10 per share, or $5,000, based on recent sales of common stock to the third party, which was accounted for at a discount on the note. The principal of this Note and accrued interest of $2,214 was paid in full during the first quarter of 2020. Accordingly, the unamortized discount as of the payment date in the amount of $2,363 was expensed.	0

Note payable to Isaak Cohen, father to the Company’s CEO, dated September 9, 2019 for $100,000, with interest at 8% per annum and due on September 9, 2020. The promissory note is unsecured. Furthermore, the Company issued 100,000 shares of the Company’s common stock to the related party investor as further consideration to enter into the loan with the Company. The Company issued 100,000 common shares valued at $1.00 per share, or $100,000, based on the market price at the grant date, which was accounted for as a discount on the note. The Note and accrued interest totaling $109,278 was settled by the issuance of 895,722 common shares of the Company at a price of $0.122 per share. The shares were valued at $0.33 per share based on the market price at the settlement date. Accordingly, the Company recorded a loss on loan settlement of $186,310 during the nine months ended September 30, 2020.	0

As of September 30, 2020, outstanding loan balances payable to two of the Company officers and board members, Jacob Cohen and Esteban Alexander, was $35,879. The Company incurred $723 and $2,153, respectively, on imputed interest expense due to related party borrowing during the three and nine months ended September 30, 2020.	35,879

On April 12, 2019, the Company entered into individual share exchange agreements and promissory notes with each of Daniel Dror, Winfred Fields and former Directors Everett Bassie and Charles Zeller (the “AMIH Shareholders”), whereby the AMIH Shareholders agreed to cancel and exchange a total of 5,900,000 shares of their AMIH common stock. The Company issued individual promissory notes with an aggregate principal amount of $350,000 (the “Promissory Notes”) for cancellation of the 5,900,000 common shares. The Promissory Notes have a term of two years and accrue interest at the rate of 10% per annum until paid in full by the Company. The Company recorded interest of $8,821 and $26,367 on these notes during the three and nine months ended September 30, 2020. The accrued interest on these notes was $51,583 as of September 30, 2020.	350,000
$399,352
Less: unamortized discount	(0)
$399,352

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

The Company’s convertible note has been evaluated with respect to the terms and conditions of the conversion features contained in the note to determine whether they represent embedded or freestanding derivative instruments under the provisions of ASC 815. The Company determined that the conversion features contained in the notes totaled $965,750, and represent a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Lattice Model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion.

The Convertible Note derivatives were valued as of December 31, 2019, issuance, conversion and September 30, 2020 as set forth in the table below.

Derivative liabilities as of December 31, 2019	$458,745
Initial derivative liabilities at new note issuance	625,336
Initial loss	(34,287)
Conversion	(359,811)
Mark to market changes	157,546

Derivative liabilities as of September 30, 2020	$847,529

As of September 30, 2020, the Company had derivative liabilities of $847,529, and recorded changes in derivative liabilities in the amount of $157,546 during the nine months ended September 30, 2020.

The following assumptions were used for the valuation of the derivative liability related to the Notes:

-	The stock price would fluctuate with the Company’s projected volatility;
-	The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of the Company and the term remaining for each note ranged from 218% through 290% at issuance, conversion, and quarters ends;
-	The Company would not redeem the notes;
-	An event of default adjusting the interest rate would occur initially 0% of the time for all notes with increases 1% per month to a maximum of 10% with the corresponding penalty;
-	The Company would raise capital quarterly at market, which could trigger a reset event; and
-	The Holder would convert the note monthly if the Company was not in default.

Note 14 – Costs and estimated earnings in excess of billings on uncompleted contract

The Company has two long-term contracts in progress during the nine months ended September 30, 2020, one of which was completed. Work has started on the long-term contracts that will have costs and earnings in the following periods:

Job	Normandy	Gateway Village	Total

Contract Revenues	640,998	6,692,266
Estimated cost of goods sold (COGS)	578,118	4,960,215

Estimated Gross Profit	62,880	1,732,051
Gross Margin	10%	26%

COGS in 2019	199,482	1,444,397
COGS in nine months ended September 30, 2020	329,201	3,475,730	$3,804,931
Total actual COGS	528,683	4,920,127

Percentage of completion (POC)	100%	99%

Revenues – POC	640,998	6,632,993
less: previously recognized	(220,886)	(1,496,680)
recognized in nine months ended September 30, 2020	420,112	5,136,313	$5,556,425

Bill to Date	$640,998	$6,492,274	$7,133,272

Costs and estimated earnings in excess of billings on uncompleted contract	$-	$140,719	$140,719

Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts), which was $140,719 as of September 30, 2020. Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are reclassified to accounts receivable when they are billed under the terms of the contract. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date, which was $0 as of September 30, 2020. The Company recognized revenue of $5,556,425 during the nine months ended September 30, 2020 in connection with such contract assets. The Company anticipates that substantially all incurred costs associated with contract assets as of September 30, 2020 will be billed and collected within one year.

Note 15 – Income Taxes

The Company has current net operating loss carryforwards in excess of $836,066 as of September 30, 2020, to offset future taxable income, which expire beginning 2029.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

September 30, 2020
Deferred Tax Asset:
Net Operating Loss	$175,574
Valuation Allowance	(175,574)
Net Deferred Asset	$—

At September 30, 2020, the Company provided a 100% valuation allowance for the deferred tax asset because it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

Note 16 – Capital Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $0.0001 par value, of which three shares were designated as Series A Preferred Stock and 2,000,000 were designated as Series B Preferred stock, the balance of 2,999,997 shares of preferred stock were undesignated as of September 30, 2020.

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

On May 15, 2020, the Company entered into a Securities Purchase Agreement with GCN as described in greater detail in “Note 2 – Organization, Ownership and Business”. Pursuant to the SPA, the Company acquired a 51% interest in Life Guru from GCN in consideration for 500,000 shares of newly designated Series B Convertible Preferred Stock, which had an agreed upon value of $500,000 ($1.00 per share), and agreed to issue GCN up to an additional 1,500,000 shares of Series B Convertible Preferred Stock (with an agreed upon value of $1,500,000) upon reaching certain milestones. The fair value of the first 500,000 shares of the Company’s Series B Preferred Stock at grant date was $605,488, a result of market price per common share at the grant date times the equivalent number of common shares after the conversion of Series B Preferred Stock. Such 500,000 initial shares of Series B Preferred Stock were subsequently converted to common stock in June 2020, as discussed below.

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

As of September 30, 2020, there were 3 shares of Series A Preferred Stock and no shares of Series B Preferred Stock issued and outstanding. There were no shares of preferred stock issued and outstanding as of December 31, 2019.

The Company is authorized to issue up to 195,000,000 shares of common stock, $0.0001 par value, of which 40,444,575 shares were issued and outstanding at September 30, 2020 and 27,208,356 were issued and outstanding at December 31, 2019.

On July 5, 2019, our Board of Directors adopted and approved our 2019 Stock Option and Incentive Plan (the “Plan”). The Plan is intended to promote the interests of our Company by providing eligible persons with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company as an incentive for them to remain in the service of the Company. The maximum number of shares available to be issued under the Plan is currently 10,000,000 shares, subject to adjustments for any stock splits, stock dividends or other specified adjustments which may take place in the future. During the nine months ended September 30, 2020, the Company issued a total of 645,000 shares to eligible persons under the Plan and recorded $198,950 as Stock Based Compensation against these issuances based on the market prices at the grant date. As of September 30, 2020, the number of shares under the Plan available for future issuance was 7,690,000 shares.

On January 1, 2020, the Company issued Jesse J. Dickens, CEO of CCS, 500,000 shares of restricted common stock pursuant to an employment agreement entered into on October 1, 2019. Mr. Dickens will receive an annual base salary of $120,000, plus an equity grant in the amount of one million (1,000,000) shares of restricted common stock (the “Equity Shares”) subject to a vesting period of one-year, of which two-hundred and fifty thousand (250,000) shares were issued to Mr. Dickens upon signing the Employment Agreement and the remaining shares issuable as follows: 250,000 shares on January 1, 2020, 250,000 shares on April 1, 2020, and 250,000 shares on July 1, 2020. Accordingly, 250,000 shares were recognized as Mr. Dickens’ compensation during the first quarter of 2020, 250,000 shares shall be recognized as Mr. Dickens’ compensation during the second quarter of 2020, and the final tranche of 250,000 shares were recognized as Mr. Dickens’ compensation during the third quarter of 2020. The shares were valued at $1.12 per share based on the market price at the grant date. Accordingly, the Company recorded stock-based compensation of $280,000 and $840,000 for the three and nine months ended September 30, 2020, respectively.

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

On July 27, 2020, the Company issued 1,030,808 common shares to an investor in exchange for $77,929 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Fourth Man, LLC dated October 28, 2019. After this conversion, the balance owed under the convertible note is $0.

On July 27, 2020, the Company issued 1,119,309 common shares to an investor in exchange for $84,620 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Armada Capital Partners, LLC dated October 28, 2019. After this conversion, the balance owed under the convertible note is $0.

On July 27, 2020, the Company issued 1,119,309 common shares to an investor in exchange for $84,620 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to BHP Capital NY, Inc. dated October 28, 2019. After this conversion, the balance owed under the convertible note is $0.

On August 26, 2020, the Company issued 242,407 common shares to settle a Note with an unrelated party, dated May 17, 2019. The shares were valued at $0.33 per share based on the market price at the settlement date. Accordingly, the Company recorded a loss on loan settlement of $48,203 during the nine months ended September 30, 2020.

On August 28, 2020, the Company issued 895,722 common shares to settle a Note with an unrelated party. The shares were valued at $0.33 per share based on the market price at the settlement date. Accordingly, the Company recorded loss on loan settlement of $186,310 during the nine months ended September 30, 2020.

On September 8, 2020, the Company issued 330,689 common shares to an investor in exchange for $25,000 of principal and accrued interest owed under the terms and conditions of that convertible note, dated October 15, 2019. After this conversion, the balance owed under the convertible note is $33,888.

Note 17 – Going Concern

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying financial statements, the Company has a net loss of $1,471,388 and $3,544,719 for the three and nine months ended September 30, 2020, and an accumulated deficit of $6,764,487 as of September 30, 2020. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There can be no assurance that the Company will become commercially viable without additional financing, the availability and terms of which are uncertain. If the Company cannot secure necessary capital when needed on commercially reasonable terms, its business, condition (financial and otherwise) and commercial viability may be harmed. Although management believes that it will be able to successfully execute its business plan, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Robert Holden vs AMIH

On October 14, 2019, Robert Holden, the Company’s former CEO, filed a Petition and Application for Temporary Restraining Order in the District Court of Harris County, Texas against the Company stating that the Company is blocking Mr. Holden’s legal right to trade his shares in the open market and further attempting to stake his claim that he maintains his rights to the 3,800,000 shares he received in connection with his acceptance as CEO of the Company on or around May 31, 2018. The Company is maintaining the position that Mr. Holden does not have the right to those shares as he was in breach of his obligation to convey a digital marketing business to the Company and subsequently resigned from the Company shortly thereafter, on or around August 15, 2018 and that he procured the shares through fraud. On November 11, 2019, the Company issued a response with a Motion to Dismiss Under the Texas Citizen’s Participation Act (TCPA) citing that any declaratory judgment and breach of contract claims be dismissed unless Mr. Holden can, through “clear and specific evidence”, establish a prima facie case for each essential element of his claims. After an attempt to remand the case to federal court, the Company filed an amended notice of submission for its TCPA motion for submission on May 18, 2020, whereby Holden failed to respond to the motion in a timely manner. On May 18, 2020, the Company filed a response in support of its motion to dismiss under the TCPA, which was denied on June 3, 2020. Immediately thereafter, on June 4, 2020, the Company filed a notice of accelerated interlocutory appeal to appeal the denial of the motion to dismiss under the TCPA and the trial court’s failure to rule on the Company’s objection to the timeliness of Holden’s response  . The outcome of this action, and the ultimate outcome of the lawsuit is currently unknown at this time, provided that the Company intends to vehemently defend itself against the claims made in the lawsuit.

AMIH vs. Winfred Fields

On November 11, 2019, the Company filed an original petition and jury demand against Winfred Fields, a shareholder, in the 458th Judicial District Court of Fort Bend County seeking damages related to breach of contract and fraud related charges. The Company executed an exchange agreement with Mr. Fields on or around April 12, 2019 whereby Mr. Fields was required to tender to the Company a total of 650,000 of the 750,000 shares of the Company’s common stock that Mr. Fields then owned (the “Exchanged Shares”) in exchange for a promissory note with a maturity date of April 12, 2021 payable in the amount of $42,500 (the “Fields Note”) (see also “Note 2 - Organization, Ownership and Business”). The Exchange Agreement required that Mr. Fields immediately return the stock certificates for the Exchanged Shares to the Company or its designated agent for immediate cancellation and for Mr. Fields to retain the remaining 100,000 shares. Mr. Fields agreed in the Exchange Agreement that these shares would not become unrestricted until such time as Mr. Fields received an opinion of counsel satisfactory to the Company that the shares were not restricted for trade under SEC regulations. After executing the Exchange Agreement, Mr. Fields—rather than return the Exchanged Shares or obtain said opinion of counsel—attempted to deposit and trade the Exchanged Shares and the restricted shares, which was a direct violation of the Exchange Agreement. The Company asserts that Mr. Fields knowingly, willingly and fraudulently attempted to deposit and trade the Exchanged Shares and is seeking damages and equitable relief. Upon several attempts to serve Mr. Fields, service was perfected on or around February 3, 2020. On March 2, 2020, Mr. Fields filed a response generally denying all claims. On May 22, 2020, the Company filed its first request for production and request for disclosure and discovery insisting that Mr. Fields produce all documentation related to the fraudulent transaction and is awaiting a response to these requested discovery items  . The outcome of this action is currently unknown at this time. In November 2019, the Company recovered 650,000 shares from Mr. Fields which were cancelled in 2019.

Note 19 – Subsequent Events

On October 2, 2020, Jacob D. Cohen, the Chief Executive Officer and member of the Board of Directors of the Company entered into Stock Purchase Agreements with each of (a) Esteban Alexander, the Chief Operating Officer and member of the Board of Directors of the Company, and (b) Luis Alan Hernandez, the Chief Marketing Officer and member of the Board of Directors of the Company (collectively, the “Preferred Holders” and the “Stock Purchase Agreements”).

Pursuant to the Stock Purchase Agreements, Mr. Alexander agreed to sell 7,000,000 shares of common stock of the Company which he held to Mr. Cohen, which rights to such shares were assigned by Mr. Cohen to Cohen Enterprises, Inc., which entity he controls (“Cohen Enterprises”), in consideration for an aggregate of $1,500 as well as for the amount of services provided by Mr. Cohen to the Company; and Mr. Hernandez agreed to sell 4,000,000 shares of common stock of the Company which he held to Cohen Enterprises, in consideration for an aggregate of $1,000 as well as for the amount of services provided by Mr. Cohen to the Company. The sales closed on November 5, 2020.

A condition to the Stock Purchase Agreements is that each of Mr. Alexander and Mr. Hernandez resign as a member of the Board of Directors of the Company by no later than January 15, 2021, provided that as of the date of this filing Mr. Alexander and Mr. Hernandez continue to serve as a member of the Board of Directors and have not yet resigned as members of the Board of Directors.

A further requirement to the terms of the Stock Purchase Agreements was that each of Mr. Alexander and Mr. Hernandez take such actions necessary and which may be requested from time to time by Mr. Cohen, to affect the cancellation of the one share of Series A Preferred Stock of the Company held by each of them, for no consideration (including, but not limited to, without the required payment by the Company of the $1 redemption price described in the designation of such Series A Preferred Stock).

The shares of Series A Preferred Stock held by Mr. Alexander and Mr. Hernandez were canceled on November 6, 2020.The common shares were also transferred to Mr. Cohen on November 6, 2020.

On October 12, 2020, the Company entered into a Securities Purchase Agreement with Quick Capital LLC an accredited investor (“Quick Capital”), pursuant to which the Company sold Quick Capital a convertible promissory note in the principal amount of $56,750 (the “Quick Capital Note”) in consideration for a $52,750 payment. The principal amount of the Quick Capital Note includes an advancement of legal fees equal to Quick Capital of $2,750 and carries a lump-sum interest payment for the entire twelve (12) months of the note, at eight percent (8%) per annum, equal to $4,000 which was capitalized upon the entry into the note. The note converts into common stock of the Company at a discount to market.

On October 8, 2020, the Company issued 125,000 shares of the Company’s common stock to eligible persons under the Plan. The shares were valued at $0.27 per share or $33,750.

On October 12, 2020, the Company issued 136,687 common shares to an investor in exchange for $12,818 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Adar Alef, LLC, dated February 24, 2020.

On October 19, 2020, the Company issued 323,322 common shares to an investor in exchange for $18,682 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Adar Alef, LLC, dated February 24, 2020.

On October 21, 2020, the Company issued 416,667 common shares to an investor in exchange for $30,000 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to GHS Investments, LLC, dated October 10, 2020.

On October 26, 2020, the Company issued 340,716 common shares to an investor in exchange for $20,000 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Geneva Roth Remark Holdings, Inc., dated April 20, 2020.

On November 3, 2020, the Company issued 520,833 common shares to an investor in exchange for $26,000 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Adar Alef, LLC, dated February 24, 2020.

On November 3, 2020, the Company issued 492,126 common shares to an investor in exchange for $20,000 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Geneva Roth Remark Holdings, Inc., dated April 20, 2020.

On November 9, 2020, the Company issued 688,976 common shares to an investor in exchange for $20,000 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Geneva Roth Remark Holdings, Inc., dated April 20, 2020.

On November 10, 2020, the Company issued 721,154 common shares to an investor in exchange for $36,000 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Adar Alef, LLC, dated February 24, 2020.

On November 13, 2020, the Company issued 480,769 common shares to an investor in exchange for $24,000 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Adar Alef, LLC, dated February 24, 2020.

Management has evaluated all subsequent events from September 30, 2020 through the issuance date of the financial statements for subsequent event disclosure consideration. No change to the financial statements for the nine months ended September 30, 2020 is deemed necessary as a result of this evaluation.

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

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

●	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;

●	our ability to develop, acquire, and advance services and products for our customer base;

●	the implementation of our business model and strategic plans for our business;

●	the terms of future licensing, operational or management arrangements, and whether we can enter into such arrangements at all;

●	timing and receipt of revenues, if any;

●	the scope of protection we are able to establish and maintain for intellectual property rights and our ability to operate our business without infringing on the intellectual property rights of others;

●	regulatory developments in the United States;

●	our ability to maintain and establish collaborations or obtain additional funding;

●	our financial performance;

●	the effects of COVID-19 and other epidemics and pandemics on our ability to operate, our ability to generate revenues, and the local, U.S. and global economies in general;

●	the recent closure of our MedSpas;

●	risks associated with our telehealth platform;

●	developments and projections relating to our competitors and our industry; and

●	other risks described below under, and incorporated by reference in, “Item 1A. Risk Factors”, below.

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

Recent Events

COVID-19 Outlook

The outbreak of the 2019 novel coronavirus disease (“COVID-19”), which was declared a global pandemic by the World Health Organization on March 11, 2020, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread has severely impacted the U.S. and world economies, the market for health spa services, nutrition supplements and our other business offerings during the end of the first quarter of 2020, and continuing through the second and third quarters of 2020. Government mandated ‘stay-at-home’ and similar orders have to date, and may in the future, prevent us from staffing our spas and construction services, and prohibit us from operating altogether. Specifically, as a result of COVID-19 and ‘stay-at-home’ and social distancing orders issued in McKinney and The Woodlands, Texas, we had to close both of our MedSpas, VISSIA McKinney and VISSIA Waterway, Inc., which were closed effective March 10, 2020, and which resulted in both the loss of income and the loss of most of our workforce, who had to be let go. VISSIA Waterway, Inc. reopened effective June 21, 2020, and VISSIA McKinney reopened effective August 8, 2020. However, due to the termination of employees associated with the shutdown we were forced to expend resources to attract, hire and train completely new staff for preparation of the re-launchings. Notwithstanding the re-openings, customer traffic and demand at our MedSpa locations failed to rebound to pre-closure levels due to COVID-19 and the pandemic’s effects on the economy, and because we are unable to predict the length of the pandemic or ultimate outcome thereof, and further due to our limited capital resources, effective on October 25, 2020, we made the decision to temporarily close both our VISSIA Waterway, Inc. and VISSIA McKinney locations. Such locations remain closed through the date of this Report. We are currently seeking both financial and operating partners to assist in the further management and operations of our VISSIA brand, to help fund the re-opening of our spas and are also entertaining any and all purchase opportunities for such brand and spas as well.

Although our MedSpas were forced to close during the second and third quarters, and are temporarily closed for economic reasons currently, Legend Nutrition was able to remain open as an essential business as we sold vitamins and other nutritional supplements. Though the store was able to remain open, the store saw, and continues to see, a deep decline in sales due to social distancing orders and decreases in customers who are willing to venture out to brick and mortar establishments. Moving forward, even if Legend Nutrition is able to continue to operate through the COVID-19 pandemic, we expect to deal with the loss of available employees due to health concerns which in the future may limit our ability to operate. Separately, economic recessions, including those brought on by the COVID-19 outbreak may have a negative effect on the demand for our services and our operating results. We have also experienced delays due to the COVID-19 outbreak in receiving products and supplies which we need to operate.

We currently anticipate experiencing ongoing disruptions to our ability to reopen our medical spas and potentially operate our nutrition store and provide construction services, and provide future planned telehealth services and overall declines in the demand for our nutrition store and other offerings throughout the remainder of 2020 (and into fiscal 2021) as Texas, and the U.S. in general, continues to deal with the COVID-19 pandemic. Any prolonged disruption to our operations, work force available, or failure to reopen our MedSpas, is likely to have a significant adverse effect on our results of operations, cash flows and ability to meet continuing debt service requirements. We have also experienced delays in completing construction projects due to the effects of COVID-19.

Other Recent Material Events

On April 28, 2020, the Company incorporated a wholly-owned subsidiary, ZipDoctor, Inc. (“ZipDoctor”) in the State of Texas. ZipDoctor plans to provide its customers with unlimited, 24/7 access to board certified physicians and licensed mental and behavioral health counselors and therapists via a newly developed, monthly subscription based online telemedicine platform. ZipDoctor’s online telemedicine platform is available to customers across the United States and offers bilingual coverage (both English and Spanish), with virtual visits taking place either via the phone or through a secured video chat platform. Zip Doctor’s telemedicine platform does not require the customer to have an existing insurance plan and does not demand or require any additional copays. ZipDoctor customers subscribe through the website and are only required to pay a low monthly fee, which is determined based on if they are an individual, a couple, or a family. There were no significant activities in ZipDoctor as of September 30, 2020. The Company launched the platform in the third quarter of 2020 and generated nominal revenues to date.

On May 13, 2020, the Company provided Novo MedSpa Addison Corporation (“NMAC”) with notice to terminate the June 27, 2019 License Agreement in pursuit of the Company’s desire to establish and develop its own brand and have the flexibilities to offer additional products and services that are not currently available at Novopelle branded locations. Effective on May 13, 2020, the License Agreement was terminated. Accordingly, the Company recognized an impairment loss of $95,000 during the nine months ended September 30, 2020.

On May 15, 2020, the Company executed a securities purchase agreement with Global Career Networks Inc, a Delaware corporation (the “Seller”), the sole owner of Life Guru, Inc., a Delaware corporation (the “Life Guru”), pursuant to which the Company purchased from the Seller, a 51% interest in the capital stock of Life Guru. The LifeGuru website and platform is still under development and is planned to launch in Q1 2021.

Results of Operations

Revenues

We had revenues of $680,369 and $5,981,221, for the three and nine months ended September 30, 2020, respectively, compared to revenues of $52,085 and $143,032, for the three and nine months ended September 30, 2019, respectively. The significant increase in revenues in 2020 was due primarily to two construction contracts for an apartment and clubhouse rebuild at Gateway Village, Texas, and the replacement of a roof replacement at Port Arthur, Texas. The total revenues generated by such contracts totaled $7,333,264 from the 4th quarter of 2019 through the 3rd quarter of 2020.

We recognized revenues in accordance with Accounting Standards Codification (ASC) Topic 606. A five-step process has been designed for the individual or pool of contracts to keep financial statements focused on this principle. Revenues from fixed-price and cost-plus contracts are recognized on the percentage of completion method, whereby revenues on long-term contracts were recorded on the basis of the Company’s estimates of the percentage of completion of contracts based on the ratio of actual cost incurred to total estimated costs. This cost-to-cost method was used because management considered it to be the best available measure of progress on these contacts. Revenues from cost-plus-fee contracts were recognized on the basis of costs incurred during the period plus the fee earned, measured on the cost-to-cost method. Revenues from time-and-material and rate chart contracts were recognized currently as work is performed. During the three and nine months ended September 30, 2020, we recognized revenues of $493,885 and $5,556,425, respectively, in connection with these two construction contracts. The revenues during the three and nine months ended September 30, 2019, were primarily generated from our medical spa facility located in McKinney, Texas, which we temporarily closed, pending additional financing and/or an agreement with a partner, in October 2020.

Cost of Revenues

We had cost of revenues of $680,133 and $4,097,781, for the three and nine months ended September 30, 2020, compared to cost of revenues of $37,957 and $73,672, for the three and nine months ended September 30, 2019. Cost of revenues include all direct material, sub-contractor, labor and certain other direct costs, as well as those indirect costs related to contract performance, such as indirect labor and fringe benefits. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to cost and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period. Claims for additional contract revenue are recognized when realization of the claim is probable and the amount can be reasonably determined.

The cost of revenues in the three and nine months ended September 30, 2019 were primarily attributable to our medical spa facility located in McKinney, Texas.

Cost of revenues as a percentage of revenues was 100% and 68.5% for the three and nine months ended September 30, 2020, respectively, compared to 68.5.9% and 51.5% for the three and nine months ended September 30, 2019, respectively. Cost of revenues as a percentage of revenue increased for the three and nine months ended September 30, 2020, compared to the prior periods in 2019, due primarily to the two construction contracts for an apartment and clubhouse rebuild at Gateway Village, Texas and the replacement of a roof in Port Arthur, Texas.

Operating Expenses

General and administrative expenses were $804,583 and $4,406,209 for the three and nine months ended September 30, 2020, respectively, compared to general and administrative expenses of $2,068,141 and $2,208,533, for the three and nine months ended September 30, 2019, respectively. The increase in 2020 was due primarily to stock-based compensation in the amount of $2,798,950 during the nine months ended September 30, 2020, rental expenses of $157,798 relating to our MedSpas and nutrition store and professional expenses incurred because of being a public company (for legal, financial reporting, accounting and auditing compliance). General and administrative expenses incurred during the three and nine months ended September 30, 2019, were in connection with the operation of our medical spa facility located in McKinney, Texas. The Company had stock-based compensation of $1,837,750 during the same period in 2019.

Other Expenses

During the three and nine months ended September 30, 2020, we incurred interest expense of $36,017 and $90,381, respectively, of which $1,066 and $3,345, respectively, were recorded as imputed interest in connection with related party loans. Comparatively, during the three and nine months ended September 30, 2019, we incurred interest expense of $17,161 and $32,428, respectively, of which $5,916 and $7,942, respectively, were recorded as imputed interest in connection with related party loans.

Amortization of debt discount was $263,534 and $444,810 during the three and nine months ended September 30, 2020, respectively, compared to $0 for the three and nine months ended September 30, 2019.

We had a loss of $132,977 and $157,546, respectively, due to change in derivative liabilities during the three and nine months ended September 30, 2020. See also “Note 13 – Derivative Liabilities”, to the notes to unaudited financial statements included above.

There was no amortization of debt discount and gain/loss due to change in derivative liabilities in the same periods of 2019.

We also had an impairment loss of $95,000, and $300 of other income in the nine months ended September 30, 2020, compared to no impairment loss or other income during the same period in 2019.

Net Loss

We had a net loss of $1,471,388, or $0.04 per share, for the three months ended September 30, 2020 and a net loss of $3,544,719, or $0.11 per share, for the nine months ended September 30, 2020, compared to a net loss of $2,071,174, or $0.08 per share, and $2,171,601, or $0.10 per share, for the three and nine months ended September 30, 2019, respectively. The increase in net loss in the nine months ended September 30, 2020, was primarily attributable to non-cash expenses in connection with stock-based compensation, amortization of debt discount, and the change in derivative values associated with outstanding convertible debt, offset by the increase in gross profit, each as discussed above. As a result of COVID-19 and ‘stay-at-home’ and social distancing orders issued in McKinney and The Woodlands, Texas, we had to close both of our MedSpas—VISSIA Mckinney and VISSIA Waterway, Inc. during the nine months ended September 30, 2020, which were closed effective March 10, 2020, and which resulted in both the loss of income and the loss of most of our workforce, who had to be let go. VISSIA Waterway, Inc. reopened effective June 21, 2020 and VISSIA Mckinney reopened effective August 8, 2020; provided that as discussed above, both locations have since been closed.

The decrease in net loss during the three months ended September 30, 2020, compared to the same period in 2019, was due primary to the increase in revenues and decrease in stock-based compensation.

Liquidity and Capital Resources

As of September 30, 2020 and December 31, 2019, the Company had total assets of $2,437,709 and $2,192,477, respectively.

As of September 30, 2020, the Company had total liabilities of $2,547,916, which consisted of accounts payable, accrued interest and accrued compensation in the amount of $347,489, rights-of-use liability of $504,893, capital lease of $71,758, notes payable and loans payable to related parties and non-related parties in the amount of $776,247, net of debt discount of $515,009, and derivative liabilities of $847,529. The Company had a total stockholders’ deficit of $110,207 as of September 30, 2020.

During the nine months ended September 30, 2020 and 2019, net cash used in operating activities was $1,727,416 and $155,504, respectively. Negative cash flows during the nine months ended September 30, 2020 were due primarily to the net loss of $3,544,719, plus the increase in costs in excess of billings by $140,719 and the decrease in billing in excess of costs and estimated earnings by $1,657,998, partially offset by non-cash expenses, including stock-based compensation of $2,798,950, amortization of debt discount of $444,810 and non-cash lease expense of $123,014. Comparatively, cash used in operating activities for the nine months ended September 30, 2019 were due primarily to the net loss of $2,171,601, plus the increase in operating lease right-of-use of $247,430, partially offset by accrued interest payable and accrued compensation totaling $177,539, the increase in operating lease right-of-use liabilities of $256,167, and stock-based compensation of $1,837,750.

During the nine months ended September 30, 2020 and 2019, we had cash used in investing activities of $91,649 and $17,034, respectively, solely attributable to capital expenditures for property and equipment.

During the nine months ended September 30, 2020 and 2019, net cash flows provided by financing activities were $670,325 and $175,609, respectively, primarily attributable to the proceeds from notes payable to related parties and non-related parties during the respective periods. We had proceeds of $0 from related party borrowings and proceeds of $690,000 from non-related party borrowings in the nine months ended September 30, 2020, compared to proceeds of $195,257 and $40,000, respectively, in the same period ended September 30, 2019. We made repayments of $40,000 to related party borrowings and repayments of $15,421 to non-related party borrowings in the nine months ended September 30, 2020, compared to repayments of $66,624 and $3,024, respectively, in the same period ended September 30, 2019. We had proceeds of $46,500 from sales of stock in 2020 (which shares of stock were sold in connection with our Regulation A offering (discussed below)), which was $10,000 in the same period ended September 30, 2019. In addition, we had principal payments of $10,754 for capital leases during the nine months ended September 30, 2020.

We had cash of $109,970 and a working capital deficit of $1,147,149, as of September 30, 2020. On the short-term basis, we will be required to raise a significant amount of additional funds over the next 12 months to sustain operations and pay outstanding liabilities. On the long-term basis, we will potentially need to raise capital to grow and develop our business.

To date we have sold (a) 231,250 shares of our common stock in consideration for $81,500 in cash; and (b) 131,250 shares of our common stock in exchange for the conversion of $75,000 in debt, pursuant to our on-going Regulation A offering, which relates to the sale of up to 10,800,000 shares of our common stock at a price of $0.50 per share.

It is likely that we will require significant additional financing within the next 12 months and if we are unable to raise the needed funds on an acceptable basis, we may be forced to cease or curtail operations.

Additional information regarding the Company’s (a) accrued compensation for related parties can be found in “Note 10 – Accrued Compensation for Related Parties”; (b) notes payable can be found in “Note 11 – Notes Payable”; (c) related party loans can be found in “Note 12 – Loans from Related Parties”; derivative liabilities can be found in “Note 13 – Derivative Liabilities”; billings in excess of costs and estimated earnings can be found in “Note 14 – Costs and estimated earnings in excess of billings on uncompleted contract”, under “Item 1. Financial Statements” in the Notes to Consolidated Financial Statements.

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

The asset, “cost and estimated earnings in excess of billings on uncompleted contract” represents revenues recognized in excess of amounts billed, which was $140,719 as of September 30, 2020. The liability, “billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized, which was $0 as of September 30, 2020.

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

The carrying values of the Company’s cash, accounts receivable, other receivable, inventories, accounts payable, and accrued liabilities approximate their fair value due to their short-term nature.

The Company’s convertible notes payable are measured at amortized cost.

The derivative liabilities are stated at their fair value as a level 3 measurement. The Company used the Lattice Model to determine the fair values of these derivative liabilities. See “Note 13 – Derivative Liabilities” of the unaudited financial statements included herein under “Part I - Item 1. Financial Statements”, for the Company’s assumptions used in determining the fair value of these financial instruments.

Convertible note payable

The Company accounts for convertible notes payable in accordance with the Under Financial Accounting Standard Board (“FASB”) Accounting Standards Codification No. 815, Derivatives and Hedging, since the conversion feature is not indexed to the Company’s stock and can’t be classified in equity. The Company allocates the proceeds received from convertible notes payable between the liability component and conversion feature component. The conversion feature that is considered embedded derivative liabilities has been recorded at their fair value as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The Company has also recorded the resulting discount on debt related to the conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

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

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Management, with the participation of our Chief Executive Officer (principal executive officer/principal financial/accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Report. As of September 30, 2020, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting as of December 31, 2019 (as described in greater detail in our annual report on Form 10-K for the year ended December 31, 2019), our Chief Executive Officer (principal executive officer/principal financial/accounting officer) has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer/principal financial/accounting officer), as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” of this Form 10-Q from, “Part I - Item 1. Financial Statements” in the Notes to Consolidated Financial Statements under “Note 18 – Uncertainties”. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Commission on June 26, 2020 (the “Form 10-K”), under the heading “Risk Factors”, which are incorporated by reference herein, except as set forth below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2019, under “Risk Factors”, and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

The risk factor entitled “The COVID-19 pandemic has negatively affected, and is likely to continue to negatively affect, our operations, results of operations and cash flow.” from the Form 10-K is replaced and superseded by the following:

Our business has been materially and adversely disrupted by COVID-19, and the control response measures that state and local governments have implemented to address it, and may be impacted by other epidemics or pandemics in the future. We have been forced to temporarily close our MedSpas.

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

The COVID-19 pandemic, and related social distancing requirements, travel bans, stay-at-home orders and closures limited access to our spas and store and forced us to close our spas and store during the first quarter of 2020 and into the second quarter of 2020. Specifically, as a result of COVID-19 and ‘stay-at-home’ and social distancing orders issued in McKinney and The Woodlands, Texas, we had to close both of our MedSpas, VISSIA McKinney and VISSIA Waterway, Inc., which were closed effective March 10, 2020, and which resulted in both the loss of income and the loss of most of our workforce, who had to be let go. VISSIA Waterway, Inc. reopened effective June 21, 2020 and VISSIA McKinney reopened effective August 8, 2020. However, due to the termination of employees associated with the shutdown we were forced to expend resources to attract, hire and train completely new staff for preparation of the re-launchings. Notwithstanding the re-openings, customer traffic and demand at our VISSIA Waterway, Inc. and VISSIA McKinney MedSpa locations failed to rebound to pre-closure levels due to COVID-19 and the pandemic’s effects on the economy, and because we are unable to predict the length of the pandemic or ultimate outcome thereof, and further due to our limited capital resources, effective on October 25, 2020, we made the decision to temporarily close both our VISSIA Waterway, Inc. and VISSIA McKinney locations. Such locations remain closed through the date of this Report. We are currently seeking both financial and operating partners to assist in the further management and operations of our VISSIA brand, to help fund the re-opening of our spas and are also entertaining any and all purchase opportunities for such brand and spas as well.

Although our MedSpas were forced to close during the second and third quarters, and are temporarily closed for economic reasons currently, Legend Nutrition was able to remain open as an essential business as we sold vitamins and other nutritional supplements. Though the store was able to remain open, the store saw, and continues to see, a deep decline in sales due to social distancing orders and decreases in customers who are willing to venture out to brick and mortar establishments. Moving forward, even if Legend Nutrition is able to continue to operate through the COVID-19 pandemic, we expect to deal with the loss of available employees due to health concerns which in the future may limit our ability to operate. Separately, economic recessions, including those brought on by the COVID-19 outbreak may have a negative effect on the demand for our services and our operating results. We have also experienced delays due to the COVID-19 outbreak in receiving products and supplies which we need to operate.

All of the above has in turn, not only negatively impacted our operations, financial condition and demand for our services, but our overall ability to react timely to mitigate the impact of this event. To date, our second and third quarter 2020 financial results have been, and we anticipate our fourth quarter 2020 financial results and our financial results for the first half of 2021, at a minimum, will be, significantly negatively affected by COVID-19 and the closure of our med spas in connection therewith (both due to governmental orders and separately due to our lack of operating funds); however, the full effect on our business and operation is currently unknown. The outbreak of COVID-19 has caused significant disruptions to the Company’s ability to generate revenues and cash flows, and uncertainty regarding the length of the disruption may adversely impact our ability to raise additional capital.

The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows will depend on our ability to have sufficient liquidity until such time as we are able to re-open our stores and until our stores can again generate revenue capable of supporting our ongoing operations, if at all, all of which remain highly uncertain at this time.

We currently anticipate experiencing ongoing disruptions to our ability to keep open, staff and operate our nutrition store, and provide construction services, throughout the remainder of 2020 (and likely beyond) as the U.S. continues to deal with the COVID-19 pandemic. Any prolonged disruption to our operations is likely to have a significant adverse effect on our results of operations, cash flows and ability to meet continuing debt service requirements.

The inherent uncertainty surrounding COVID-19, due in part to rapidly changing governmental directives, public health challenges and progress, and market reactions thereto, also makes it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth. Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, significant decreases in our revenues and increases in net loss, as we did during our 2020 first, second and third quarters, and such impacts are likely to continue be material to our consolidated financial statements in the fourth quarter and beyond. In addition, should the COVID-19 public health effort intensify to such an extent that we cannot operate, if there are prolonged government restrictions on our business and our customers, and/or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business; or service our outstanding debt. Such a circumstance could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.

The following are new risk factors not included in the Form 10-K:

Our business may suffer from the severity or longevity of the Coronavirus/COVID-19 Global Outbreak.

The demand for our services relies upon, among other things, (a) customers being able to, and being willing to, visit our health, wellness and beauty medical spas (all of which are now closed, pending our receipt of further funding and/or entry into partnerships to operate such medical spas) and vitamin store and our ability to keep our vitamin store open for business and/or re-open our medical spas, (b) our ability to perform construction services for construction clients, and (c) the ability of our telemedicine platform to provide telemedicine services. The inability due to state and local social distancing orders, or unwillingness of, individuals to congregate in large groups, visit retail business or travel outside of their homes will, and has to date, had a negative effect on our operations. Additionally, government mandated ‘stay-at-home’ and similar orders have to date, and may in the future, prevent us from staffing our spas (all of which are currently closed) and construction services, and prohibited us from operating altogether. Loss of available employees due to health concerns in the future may also limit our ability to operate. Economic recessions, including those brought on by the COVID-19 outbreak may have a negative effect on the demand for our services and our operating results. We have also experienced delays due to the COVID-19 outbreak in receiving products and supplies which we need to operate. All of the above may be exacerbated in the future as the COVID-19 outbreak and the governmental responses thereto continues. All of the above may in the future cause, and have to date caused, a material adverse effect on our operating results.

We have decided to temporarily shut down our MedSpas and are subject to continuing losses while such businesses are shut down.

Customer traffic and demand at our VISSIA Waterway, Inc. and VISSIA McKinney MedSpa locations which were re-opened after mandatory closures associated with COVID-19 in June and August 2020, respectively, failed to rebound to pre-closure levels due to COVID-19 and the pandemic’s effects on the economy, and because we are unable to predict the length of the pandemic or ultimate outcome thereof, and further due to our limited capital resources, effective on October 25, 2020, we made the decision to temporarily close both our VISSIA Waterway, Inc. and VISSIA McKinney locations. Such locations remain closed through the date of this Report. We are currently seeking both financial and operating partners to assist in the further management and operations of our VISSIA brand, to help fund the re-opening of our spas and are also entertaining any and all purchase opportunities for such brand and spas as well. While such locations are closed, they are not generating any revenue; however, we are still required to pay the rent and utilities for each location. Such continuing expenses, without corresponding revenues, may have a significant negative affect on our results of operations and cash flows. Furthermore, we may be forced to sell off our VISSIA brand, operations or locations at a loss, or may be forced to write-off the full amount of such operations in the future, which would have a significant negative affect on our financial position.

If our assets and equipment (including our VISSIA MedSpa assets, equipment and goodwill) become impaired, we may be required to record a significant charge to earnings.

We have assets, goodwill and equipment on our balance sheet relating to our VISSIA MedSpa operations. Due to COVID-19’s effects on the economy, and because we are unable to predict the length of the pandemic or ultimate outcome thereof, and further due to our limited capital resources, effective on October 25, 2020, we made the decision to temporarily close both our VISSIA Waterway, Inc. and VISSIA McKinney locations. Such locations remain closed through the date of this Report. We are currently seeking both financial and operating partners to assist in the further management and operations of our VISSIA brand, to help fund the re-opening of our spas and are also entertaining any and all purchase opportunities for such brand and spas as well.

In accordance with the Generally Accepted Accounting Principles of the United States of America (“GAAP”), we review our assets for impairment when events or changes in circumstances indicate the carrying value of the asset may not be recoverable. In the event we determine that the value of our assets, and particularly our VISSIA MedSpa assets are not recoverable, or have declined in value, we may be forced to impair such assets, which impairment may be significant, and which result in a loss being booked equal to the carrying value of the asset(s) impaired and the fair value thereof. Such impairments may have a significant negative effect on our balance sheet, results of operations and financial results, and could cause the value of our common stock to decline in value or become worthless.

We face numerous risks associated with our telehealth planform which only recently commenced operations.

On April 28, 2020, the Company incorporated a wholly-owned subsidiary, ZipDoctor, Inc. (“ZipDoctor”) in the State of Texas. ZipDoctor plans to provide its customers with unlimited, 24/7 access to board certified physicians and licensed mental and behavioral health counselors and therapists via a newly developed, monthly subscription based online telemedicine platform. ZipDoctor’s online telemedicine platform is available to customers across the United States and offers bilingual coverage (both English and Spanish), with virtual visits taking place either via the phone or through a secured video chat platform. Zip Doctor’s telemedicine platform does not require the customer to have an existing insurance plan and does not demand or require any additional copays. ZipDoctor customers subscribe through the website and are only required to pay a low monthly fee, which is determined based on if they are an individual, a couple, or a family. There were no significant activities in ZipDoctor as of September 30, 2020. The Company launched the platform in August 2020, and has generated nominal revenues through this soft launch period. There is no significant operating history upon which to base any assumption as to the likelihood that our telemedicine platform will prove successful, and we may never achieve operations or profitable operations. Our telehealth platform also faces the following risks, any one of which may significantly negatively affect our operations, results of operations, and cash flows and could cause the value of our common stock to decline in value:

● Our telehealth platform could be adversely affected by legal challenges or by actions restricting our ability of our health providers to provide services in certain jurisdictions;

● We will be dependent on the relationships of our partners with health care professionals;

● Evolving government regulations may require increased costs or adversely affect our results of operations;

● The market for telehealth services is new and if it does not develop as we forecast or develops more slowly than we expect our growth may be harmed;

● The market for telehealth services is competitive and we compete with multiple competitors which have more resources and funding than we have and a more well-known brand name;

● Economic uncertainty or downturns, particularly as it impacts particular industries, could adversely affect our business and operating results; and

● We will be entirely dependent on the infrastructure and operations of our partner to operate our telehealth platform and such infrastructure and operations are completely outside of our control.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the quarter ended September 30, 2020 and from the period from October 1, 2020 to the filing date of this Report, which have not previously been disclosed in our prior Annual Report on Form 10-K or a Current Report on Form 8-K, except as set forth below:

On August 21, 2020, the Company issued 330,689 common shares to an investor in exchange for $25,000 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to GHS Investments, LLC dated October 10, 2019.

On August 24, 2020, the Company issued 895,722 common shares to an investor in exchange for $109,278 of principal and accrued interest owed under the terms and conditions of that promissory note as issued to Isaak Cohen, dated September 9, 2019. After this conversion, the balance owed under the promissory note is $0.

On August 26, 2020, the Company issued 242,407 common shares to an investor in exchange for $31,792 of principal and accrued interest owed under the terms and conditions of that promissory note as issued to Bradley Stewart, dated May 17, 2019. After this conversion, the balance owed under the promissory note is $0.

On October 12, 2020, the Company issued 136,687 common shares to an investor in exchange for $12,818 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Adar Alef, LLC, dated February 24, 2020.

On October 19, 2020, the Company issued 323,322 common shares to an investor in exchange for $18,682 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Adar Alef, LLC, dated February 24, 2020.

On October 21, 2020, the Company issued 416,667 common shares to an investor in exchange for $30,000 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to GHS Investments, LLC, dated October 10, 2020.

On October 26, 2020, the Company issued 340,716 common shares to an investor in exchange for $20,000 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Geneva Roth Remark Holdings, Inc., dated April 20, 2020.

On November 3, 2020, the Company issued 520,833 common shares to an investor in exchange for $26,000 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Adar Alef, LLC, dated February 24, 2020.

On November 3, 2020, the Company issued 492,126 common shares to an investor in exchange for $20,000 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Geneva Roth Remark Holdings, Inc., dated April 20, 2020.

On November 9, 2020, the Company issued 688,976 common shares to an investor in exchange for $20,000 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Geneva Roth Remark Holdings, Inc., dated April 20, 2020.

On November 10, 2020, the Company issued 721,154 common shares to an investor in exchange for $36,000 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Adar Alef, LLC, dated February 24, 2020.

On November 13, 2020, the Company issued 480,769 common shares to an investor in exchange for $24,000 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Adar Alef, LLC, dated February 24, 2020.

We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for such issuances upon conversion of our convertible securities, as the securities were exchanged by us with our existing security holders in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 13, 2020, the Company sold JSJ Investments Inc. (“JSJ”) a convertible promissory note in the principal amount of $138,000 (the “JSJ Note”) in consideration for a $138,000 payment. The principal amount of the JSJ Note includes an advancement of legal fees equal to JSJ of $3,000 and carries an interest rate of eight percent (8%) per annum. The JSJ Note has a maturity date of November 13, 2021. Upon an event of default, the JSJ Note accrues interest at 18% per annum.

The Company has the right to prepay the JSJ Note at any time during the first six months the note is outstanding at the rate of (a) 120% of the unpaid principal amount of the note plus interest, during the first 90 days the note is outstanding, (b) 125% of the unpaid principal amount of the note plus interest between days 91 and 120 after the issuance date of the note, (c) 130% of the unpaid principal amount of the note plus interest between days 121 and 150 after the issuance date of the note, and (d) 134% of the unpaid principal amount of the note plus interest between days 151 and 180 after the issuance date of the note. The JSJ Note may not be prepaid after the 180th day following the issuance date, unless JSJ agrees to such repayment and such terms.

JSJ may in its option, at any time after the date which falls 180 days after the date of the note, convert the outstanding principal and interest on the JSJ Note into shares of our common stock at a conversion price per share equal to 61% of the average two lowest daily VWAP of our common stock during the 10 days trading days prior to the date of the JSJ Note, representing a 39% discount. If in the case that the Company’s common stock is “chilled” for deposit into the DTC system and only eligible for clearing deposit, then an additional 15% discount to the conversion price will apply for all future conversions under the note while the “chill” is in effect, which discount will apply to the lowest trading price during the previous (20) days to the date of a conversion notice. If the Company is not DWAC eligible, then an additional 5% discount is factored into the conversion price. If at any time the Company’s common stock is not DTC Eligible, then an additional 5% discount is factored into the conversion price. In addition, if any event of default occurs, then an additional 5% discount is factored into the conversion price for each of the first three events of default.

We agreed to reserve a number of shares of our common stock which may be issuable upon conversion of the JSJ Note at all times (initially 17,100,000 shares). If we run out of authorized shares of common stock, the discount increases by 5%. At no time may the JSJ Note be converted into shares of our common stock if such conversion would result in JSJ and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock (which may be waived with 61 days prior written notice to us).

The JSJ Note provides for standard and customary events of default such as failing to timely make payments under the JSJ when due, the failure of the Company to timely comply with the Securities Exchange Act of 1934, as amended, reporting requirements and the failure to maintain a listing on the OTC Markets. The JSJ Note also contains customary positive and negative covenants. The JSJ Note also includes various other penalties, triggers which increase the principal amount of the note, requires us to pay cash upon certain events (e.g., failing to timely deliver shares) and increased conversion discount rights, which apply under various circumstances upon our failure to comply with the terms of the JSJ Note. The JSJ Note includes reset and ratchet adjustment provisions in the event we issue additional shares of common stock of common stock equivalents below the then conversion price (which allow such conversion price of the JSJ Note to reduce to a 25% discount to the lowest value we issue shares at in the future).

We hope to repay the JSJ Note prior to any conversion. In the event that the JSJ Note is not repaid in cash in its entirety, Company shareholders may suffer significant dilution if, and to the extent that, the balance of the JSJ Note is converted into common stock.

The description of the JSJ Note above is not complete and is qualified in its entirety by the full text of the JSJ Note, filed herewith as Exhibit 10.18, which is incorporated by reference in this Item 5.

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
Jacob D. Cohen
Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial/Accounting Officer)
November 20, 2020

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Securities Purchase Agreement dated May 15, 2020, by and between American International Holdings Corp., as purchaser and Global Career Networks Inc, as seller, relating to the sale of 51% of Life Guru, Inc.	8-K	000-50912	2.1	05/21/20
3.1	Articles of Incorporation, as amended	10-K	000-50912	3.1	06/26/20
3.2	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of International American Technologies, Inc.	SB-2	333-138902	4(iii)1	11/22/06
3.3	Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock of International American Technologies, Inc.	SB-2	333-138902	4(iii)2	11/22/06
3.4	Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock of Hammons Industries, Inc.	8-K	000-50912	4(iii)3	9/26/07
3.5	Amended and Restated Certificate of Designations of American International Holdings Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series a Preferred Stock, filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.1	05/21/20
3.6	Amended and Restated Certificate of Designation of American International Holdings Corp. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock, filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.2	05/21/20
3.7	Certificate of Withdrawal of Certificate of Designation of Series C Convertible Preferred Stock filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.3	05/21/20
3.8	Bylaws of Unlimited Coatings Corporation	10-SB/12G	000-50912	3(ii)	08/18/04
10.1	Form of Subscription Agreement for the Company’s Regulation A Offering	1-A	024-11080	4.1	09/23/19
10.2	Securities Purchase Agreement between Adar Alef, LLC and American International Holdings Corp., dated February 24, 2020	8-K	000-50912	10.1	03/04/20
10.3	Convertible Promissory Note between Adar Alef, LLC and American International Holdings Corp., dated February 24, 2020	8-K	000-50912	10.2	03/04/20
10.4	Securities Purchase Agreement between Geneva Roth Remark Holdings, Inc. and American International Holdings Corp., dated April 20, 2020	8-K	000-50912	10.1	05/18/20
10.5	$88,000 Convertible Promissory Note between Geneva Roth Remark Holdings, Inc. and American International Holdings Corp., dated April 20, 2020	8-K	000-50912	10.2	05/18/20
10.6	Securities Purchase Agreement between FirstFire Global Opportunities Fund LLC and American International Holdings Corp., dated April 30, 2020	8-K	000-50912	10.3	05/18/20

10.7	$105,000 Convertible Promissory Note between FirstFire Global Opportunities Fund LLC and American International Holdings Corp., dated April 30, 2020	8-K	000-50912	10.4	05/18/20
10.8	Data Delivery and Ancillary Services Agreement between American International Holdings Corp. and Cicero Transact Group, Inc., dated January 13, 2020	10-Q	000-50912	10.4	07/24/20
10.9*	Securities Purchase Agreement between Geneva Roth Remark Holdings, Inc. and American International Holdings Corp., dated August 5, 2020	10-Q	000-50912	10.9	08/19/20
10.10*	$53,000 Convertible Promissory Note between Geneva Roth Remark Holdings, Inc. and American International Holdings Corp., dated August 5, 2020	10-Q	000-50912	10.10	08/19/20
10.11*	$105,000 Convertible Promissory Note between LGH Investments, LLC and American International Holdings Corp., dated August 11, 2020	10-Q	000-50912	10.11	08/19/20
10.12	Securities Purchase Agreement between Geneva Roth Remark Holdings, Inc. and American International Holdings Corp., dated September 14, 2020	8-K	000-50912	10.1	10/05/20
10.13	$53,000 Convertible Promissory Note between Geneva Roth Remark Holdings, Inc. and American International Holdings Corp., dated September 14, 2020	8-K	000-50912	10.2	10/05/20
10.14	Stock Purchase Agreement dated October 2, 2020, by and between Jacob Cohen and Luis Alan Hernandez	8-K	000-50912	10.1	11/17/20
10.15	Stock Purchase Agreement dated October 2, 2020, by and between Jacob Cohen and Esteban Alexander	8-K	000-50912	10.2	11/17/20
10.16	Securities Purchase Agreement between Quick Capital, LLC and American International Holdings Corp., dated October 12, 2020	8-K	000-50912	10.3	11/17/20
10.17	$56,750 Convertible Promissory Note between Quick Capital, LLC and American International Holdings Corp., dated October 12, 2020	8-K	000-50912	10.4	11/17/20
10.18	$138,000 Convertible Promissory Note between JSJ Investments, Inc. and American International Holdings Corp., dated November 13, 2020					X
31.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*					X
32.1**	Certification of Principal Executive Officer and of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Presentation Document					X

*	Filed herewith.

**	Furnished herewith.

