Form 10-K
period 2020-12-31
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2021-04-15
CIK 1300524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file number: 000-50912

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

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $6,284,708, based on the closing sale price of $0.20 on such closed trading date as reported on the OTCQB. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included in Part III, Item 12 of this Annual Report on Form 10-K.

The number of shares outstanding of each of the issuer’s classes of equity as of April 15, 2021 is 73,473,127 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

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

PART I

ITEM 1. BUSINESS

Introduction

The information included in this Annual Report on Form 10-K should be read in conjunction with the consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplemental Data” of this Report.

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

The market data and certain other statistical information used throughout this Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We are responsible for all of the disclosures contained in this Report, and we believe these industry publications and third-party research, surveys and studies are reliable. While we are not aware of any misstatements regarding any third-party information presented in this Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under the section entitled “Risk Factors” beginning on page 14 of this Report. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to American International Holdings Corp., is also based on our good faith estimates.

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

Effective on May 31, 2018, the Company issued (a) 4,300,000 shares of restricted common stock to Mr. Daniel Dror (the Company’s former Chief Executive Officer and President (who resigned from such positions effective on May 31, 2018)); (b) 3,800,000 shares of restricted common stock to Mr. Robert Holden (who was appointed President, Chief Executive Officer and Director of the Company on May 31, 2018 and resigned on August 20, 2018); (c) 750,000 shares of restricted common stock to Mr. Everett Bassie (who was appointed as Chief Financial Officer, Secretary, Treasurer and a member of the board of directors of the Company on May 31, 2018, and who has since resigned from all positions with the Company); (d) 750,000 shares of restricted common stock to Mr. Winfred Fields (a consultant to the Company); and (e) 500,000 shares of restricted common stock to Mr. Charles R. Zeller (a then director of the Company), each in consideration for services rendered to the Company.

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

The three unitholders of Novopelle Diamond who received shares pursuant to the Share Exchange Agreement were (1) Jacob D. Cohen; (2) Esteban Alexander; and (3) Luis Alan Hernandez, who each received six million shares pursuant to the Share Exchange.

Concurrent with the Share Exchange, the Company entered into individual share exchange agreements and promissory notes with each of Daniel Dror, Winfred Fields and former directors Everett Bassie and Charles Zeller (the “AMIH Shareholders”) whereby the AMIH Shareholders agreed to cancel and exchange a total of 4,900,000 shares of their Company common stock for individual promissory notes with an aggregate principal amount of $350,000 (the “Promissory Notes”). The Promissory Notes had a term of two years and accrue interest at the rate of 10% per annum (payable at maturity) until paid in full by the Company. The current principal balance of the Promissory Notes is approximately $110,000 as of the date of this filing.

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

One of the reasons that Mr. Alexander and Mr. Hernandez agreed to the terms of the Stock Purchase Agreements (including the sale of the shares of common stock of the Company at below market value), is because (a) each of Mr. Cohen, Mr. Alexander, and Mr. Hernandez were all appointed as officers and directors of the Company at the same time in April 2019, with the intention that such persons would provide a relatively equal amount of services to the Company in the roles as officers and directors thereof; (b) since such appointment date Mr. Cohen has been required to provide a disproportionate amount of services to the Company; and (c) each of Mr. Alexander and Mr. Hernandez desired to provide additional consideration to Mr. Cohen for such disproportionate level of service.

A condition to the Stock Purchase Agreements was that each of Mr. Alexander and Mr. Hernandez resign as a member of the board of directors of the Company by no later than January 15, 2021, which resignations were effective December 15, 2020.

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

The shares of Series A Preferred Stock held by Mr. Alexander and Mr. Hernandez were canceled on November 6, 2020. The common shares were also transferred to Mr. Cohen on November 6, 2020, and as such, a change of control occurred on such date, with Mr. Cohen taking over voting control of the Company, and serving since December 15, 2020, as the sole officer and director of the Company.

The Company is headquartered in Addison, Texas and operates as a holding company dedicated to acquiring, managing and operating subsidiaries in (a) the health, wellness, and auxiliary industries across the United States and abroad; (b) general contracting and construction services; and (c) life coaching industry. The Company seeks opportunities to acquire and grow businesses that possess strong brand values and that can generate long-term sustainable free cash flow and attractive returns in order to maximize value for all stakeholders.

The Company currently is the parent to seven wholly-owned subsidiaries and one majority-owned subsidiary.

MEDICAL SPA AND WELLNESS

The Company currently owns three wholly-owned subsidiaries that were in the Medical Spa and Wellness Sector (collectively hereinafter referred to as “MedSpa”, or “VISSIA”), which MedSpas the Company discontinued operations in October 2020. They are:

1. VISSIA MCKINNEY, LLC (F/K/A NOVOPELLE DIAMOND, LLC) – 100% OWNED

As described above, on April 12, 2019, the Company entered into the Share Exchange Agreement with Novopelle and acquired 100% of the issued and outstanding membership interests of Novopelle Diamond by means of a share exchange with the Novopelle Members in exchange for 18,000,000 newly issued shares of the common stock of the Company. As a result of the Share Exchange, VISSIA McKinney became a 100% owned subsidiary of the Company. As a result of the Share Exchange, the Company acquired the business of VISSIA McKinney and all of its assets. VISSIA McKinney is a physician supervised, medical spa and wellness clinic that offers a full menu of wellness services including anti-aging, weight loss and skin rejuvenation treatments located at 5000 Collin McKinney Parkway, Suite 150, McKinney, Texas 75070.

On June 27, 2019, the Company entered into an Exclusive License Agreement with Novo MedSpa Addison Corporation (“NMAC”) granting the Company the exclusive rights to the Novopelle intellectual property, including copyrights and trademarks, proprietary technology, and other assets necessary or desirable to operate Novopelle branded MedSpa locations and the right to open additional Novopelle branded MedSpa locations. The agreement provides the Company with an exclusive worldwide, unrestricted, perpetual, irrevocable, and royalty-bearing license.

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

On May 13, 2020, the Company provided NMAC with its notice to terminate the License Agreement in pursuit of the Company’s desire to establish and develop its own brand and have the flexibilities to offer additional products and services that are not currently available at Novopelle branded locations. As a result, on May 19, 2020, Novopelle Diamond, LLC was officially renamed to VISSIA McKinney, LLC. Effective on May 13, 2020 the License Agreement was terminated. The Company decided to discontinue operations in October 2020.

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

On November 6, 2019, VISSIA Waterway, Inc. entered into a Lease Agreement with 20 & 25 Waterway Holdings, LLC to lease and occupy approximately 1,254 square feet of commercial retail space located at 25 Waterway, Suite 150, The Woodlands, Texas and officially opened its doors for service at the end of February 2020. The Company decided to discontinue operations in October 2020.

3. NOVOPELLE TYLER, INC. – 100% OWNED

On December 3, 2019, the Company formed and organized Novopelle Tyler, Inc. in the State of Texas with the plan to come to terms on a retail location for a newly established Novopelle branded med spa to be located in Tyler, Texas.

On January 6, 2020, Novopelle Tyler, Inc. entered into a Lease Agreement with Asher Park, LLC to lease and occupy approximately 1,900 square feet of commercial retail space located in Tyler, Texas to operate a planned new Novopelle MedSpa location. As of the date of this Report, and due to issues and delays related to COVID-19, Novopelle Tyler has canceled the lease agreement in August 2020 as the current market and economic conditions continue to worsen due to unforeseen circumstances related to COVID-19. As such, Novopelle Tyler has not effectuated the name change to VISSIA with the State of Texas and no longer intends to open this location. No further activity has been performed under Novopelle Tyler to date and the Company decided to discontinue operations in October 2020.

* * * * *

As a result of COVID-19 and ‘stay-at-home’ and social distancing orders issued in McKinney and The Woodlands, Texas, we had to close both of our then operational MedSpas, VISSIA McKinney and VISSIA Waterway, Inc., which were closed effective March 10, 2020, and which resulted in both the loss of income and the loss of most of our workforce, who had to be let go. VISSIA Waterway, Inc. reopened effective June 21, 2020 and VISSIA McKinney reopened effective August 8, 2020. However, due to the termination of employees associated with the shutdown we were forced to expend resources to attract, hire and train completely new staff for preparation of the re-launchings. Notwithstanding the re-openings, customer traffic and demand at our VISSIA Waterway, Inc. and VISSIA McKinney MedSpa locations failed to rebound to pre-closure levels due to COVID-19 and the pandemic’s effects on the economy, and because we are unable to predict the length of the pandemic or ultimate outcome thereof, and further due to our limited capital resources, effective on October 25, 2020, we discontinued operations of both our VISSIA Waterway, Inc. and VISSIA McKinney locations. Our former MedSpa operations and assets are included under discontinued operations in the statement of operations and balance sheet included herein in “Item 8. Financial Statements and Supplementary Data”.

VISSIA Service Offerings

Our VISSIA med spas were Texas based, physician-supervised medical spa & wellness clinics. When operational, VISSIA offered the following products and services:

●	Stem Cell Therapy	●	Acne & Acne Scar Reduction
●	Laser Hair Removal	●	Testosterone Replacement Therapy
●	PRP Facial (Vampire Facial)	●	Hair Restoration
●	Novo Lipo (Body Contouring)	●	Botox & Fillers
●	Laser Vein Removal	●	Facials & Peels
●	Cellulite Reduction	●	Weight Loss Solutions
●	Stretch Mark Reduction	●	IV Therapies

Medical Spa Marketing Strategy

When operational, VISSIA marketed its products and services to both men and women that are conscience about fitness, health, wellness and aesthetics.

When operational, VISSIA deployed unique, proven marketing strategies through social media with both sponsored and paid advertisements as well as the use of local brand ambassadors and influencers. VISSIA experienced a lot of success by placing marketing materials in nearby retail establishments and utilizing cross marketing relationships with other vendors and retailers that market to similar demographics.

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

Product and Service Offerings

Legend Nutrition operated a 1,500 square foot retail store offering a variety of vitamin & nutritional supplements as well as nutritional and weight loss plans through a consultative approach with each and every customer. Legend Nutrition’s products include, but are not limited to, a variety of workout related supplements such as vitamins, protein powders, pre-workout powders, and post-workout supplements that focus on muscle and overall health recovery. Legend Nutrition was located at 2851 Craig Drive, Suite #204, McKinney, TX 75070.

Legend Nutrition sold, marketed and catered to an audience of health conscience and minded individuals including, but not limited to, athletes, sports enthusiasts and bodybuilders. Legend Nutrition deployed a number of marketing strategies in order to attract local customers to its retail store. The most effective marketing strategy was the use of promotional marketing materials, such as Legend Nutrition branded t-shirts, which were distributed to its customers free of charge. Customers would wear these t-shirts when they work out at their local gym and were encouraged to post pictures and tag Legend Nutrition on various social media applications. Legend Nutrition also set up displays at local gyms and other local retail establishments to promote its various products and services.

The MedSpas were forced to close during the second and third quarters of 2020, and the Company discontinued such operations during the fourth quarter of 2020. Legend Nutrition was able to remain open as an essential business as we sold vitamins and other nutritional supplements. Though the store was able to remain open, the store saw a deep decline in sales due to social distancing orders and decreases in customers who are willing to venture out to brick and mortar establishments. Legend Nutrition’s lease was up January 31, 2021, and the Company chose not to renew the lease, closed the store, and will not continue in this line of business moving forward. Our former Legend Nutrition operations and assets are included under discontinued operations in the statement of operations and balance sheet included herein in “Item 8. Financial Statements and Supplementary Data”.

LIFE GURU, INC. – 51% OWNED

On May 15, 2020, the Company acquired a 51% interest in Life Guru, Inc., a Delaware corporation. Life Guru owns the website www.LifeGuru.me – a website dedicated to providing an online platform to connect consumers to a variety of mentors, professionals, life coaches and career coaches (which includes information the Company does not desire to incorporate by reference into this Report). The LifeGuru.me website is currently in development and is anticipated to be fully launched on or before March 31, 2021. For the year ended December 31, 2020, we had an impairment loss of $670,488 primarily attributable to the investment in LifeGuru, which was impaired due to limited activities to date and uncertain future cash flows.

ZIPDOCTOR, INC. – 100% OWNED

On April 28, 2020, the Company incorporated a wholly-owned subsidiary, ZipDoctor, Inc. (“ZipDoctor”) in the State of Texas. ZipDoctor plans to provide its customers with unlimited, 24/7 access to board certified physicians and licensed mental and behavioral health counselors and therapists via a newly developed, monthly subscription based online telemedicine platform. ZipDoctor’s online telemedicine platform is available to customers across the United States and offers bilingual coverage (both English and Spanish), with virtual visits taking place either via the phone or through a secured video chat platform. ZipDoctor customers subscribe through the website and are only required to pay a low monthly fee, which is determined based on if they are an individual, a couple, or a family. ZipDoctor is currently being sold on a direct-to-consumer basis with an emphasis on digital marketing and advertising. The Company intends to shift the business model to focus on offering ZipDoctor’s services to small to medium size companies to provide its telemedicine services to their employees as an employment health benefit. The Company launched the platform in the third quarter of 2020 and has generated nominal revenues to date.

EPIQ MD, INC. – 100% OWNED

On October 23, 2020, the Company incorporated a wholly-owned subsidiary, EPIQ MD, Inc. (“EPIQ MD”) in the State of Nevada. EPIQ MD is planned to be a direct to consumer, telemedicine and healthcare company targeting the over approximately 76 million Americans who are uninsured or underinsured; this includes, but is not limited to the working class, middle income and upper middle-income demographics. The EPIQ MD service offering is planned to be a convergence of primary care telemedicine, preventative care services and wellness programs – under one brand and on one platform. The EPIQ MD services are planned to be sold directly to consumers using a direct sales model and utilizing brand ambassadors. EPIQ MD is currently in development mode and anticipates a soft launch in the 2nd quarter of 2021.

* * * * * *

The Company intends to continue to grow its business both organically and through identifying acquisition targets over the next 12 months in the telemedicine, life coaching, and wellness space. As these opportunities arise, the Company will determine the best method for financing its growth which may include the issuance of additional debt instruments, common stock, preferred stock, or a combination thereof, any one or more of which may cause significant dilution to existing shareholders.

Organizational Structure

Recent Events:

On January 6, 2021 (the “First Closing Date”), we closed the transactions contemplated by a Securities Purchase Agreement dated January 6, 2021 (the “Purchase Agreement”), which was entered into with a group of accredited institutional investors (collectively, the “Investors”), for the sale of convertible promissory notes.

Pursuant to the Purchase Agreement, the Company agreed to sell 6% Original Issue Discount Senior Secured Convertible Promissory Notes in an aggregate principal amount of $1,450,000 (the “Notes”) and warrants to purchase up to an aggregate of 6,750,000 shares of the Company’s common stock (the “Warrants”) to the Investors and entered into a Security Agreement, a Guaranty Agreement, a Pledge Agreement, and a Registration Rights Agreement (the foregoing, collectively with the Purchase Agreement, Notes and Warrant, the “Transaction Documents”). The Purchase Agreement includes indemnification obligations of the Company, requirements for the Company to reserve three times the number of shares of common stock issuable upon conversion of the Notes and exercise of the Warrants, the right of the Investors to participate up to 30% in any future equity or debt offering made by the Company in the 12 months after the First Closing Date, a prohibition on the Company selling any shares of common stock or common stock equivalents until 30 days after the First Closing Date, subject to certain exceptions, a one year prohibition on the Company entering into any equity line transaction or variable rate transaction (including convertible notes with adjustable conversion prices), and a one year prohibition, without the approval of the Investors, of a reverse or forward stock split.

A total of $850,000 in Notes (the “First Tranche Notes”) were sold on the First Closing Date, and a total of $600,000 in Notes (the “Second Tranche Notes”), were sold on March 30, 2021 (the “Second Closing Date”). In connection with the sale of the First Tranche Notes, the Company paid $25,000 of the Investors’ legal fees and certain other amounts in expense reimbursements.

Network 1 Financial Securities, Inc. acted as the placement agent for the Notes and the Company paid Network 1 Financial Services, Inc. a total of $51,000 in placement fees in connection with the sale of the First Tranche Notes and $36,000 in placement fees in connection with the sale of the Second Tranche Notes.

The Company plans to use a portion of the proceeds from the sale of the Notes to repay existing variable priced convertible promissory notes and for general working capital.

The First Tranche Notes mature on January 7, 2022 and the Second Tranche Notes mature on March 30, 2022, and accrue interest at a rate of 6% per annum (15% upon the occurrence of an event of default) payable to the Investors in cash on a calendar quarterly basis (which changes to monthly upon the occurrence of an event of default). Each of the Notes contained a 6% original issue discount.

The First Tranche Notes are convertible into shares of the Company’s common stock at any time, at a rate equal to the lesser of (i) $0.50 per share and (ii) 75% of the lowest daily volume-weighted average price (VWAP) of the Company’s common stock during the seven consecutive trading days prior to the delivery of a conversion notice (the “Market Price”), but not less than 75% of the VWAP on the First Closing Date. The Second Tranche Notes are convertible into shares of the Company’s common stock at a rate equal to the lesser of (1) the VWAP on the Second Closing date ($0.2437) or (2) the Market Price, but not less than 75% of the VWAP on the Second Tranche closing date. However, if while any Notes are outstanding and the daily VWAP on any of seven consecutive trading days is less than the applicable floor price(s), such floor price(s) are reduced (but not increased) to 75% of the VWAP on the seventh trading day.

The conversion price of the Notes may be adjusted upon the occurrence of certain events and the Notes may be declared immediately due and payable by the Investors in the event the Company defaults on any terms of the Notes or the other Transaction Documents. Additionally, at the option of the Investors, upon the occurrence of any event of default, the Investors can elect to convert the Notes at the lower of the stated conversion price and a conversion price equal to 70% of the lowest closing bid price of the common stock during the 10 consecutive trading day period ending and including the date of delivery or deemed delivery of any applicable conversion notice (the “Alternative Conversion Price”). The Notes contain penalties for the Company’s failure to timely deliver shares due upon conversion thereof. The Notes contain provisions limiting each Investor’s ability to convert any portion of its individual Note if such conversion would cause the Investor’s (or any affiliate of any such Investor) holdings in the Company to exceed 9.99% of the Company’s issued and outstanding shares of common stock. The Notes contain customary events of default, which include any default of $30,000 of more of indebtedness of the Company, final judgements equal to or greater than $75,000 rendered against the Company, and the Company’s failure to comply with the reporting obligations of the Exchange Act. Upon the occurrence of an event of default, at the option of the holder thereof, the amount of the Note increases by 110% (including principal and accrued interest) (plus 2% additional for each event of default that occurs thereafter). The Notes contain certain rights of the holders thereof upon the occurrence of a change of control or fundamental transaction, each as described in greater detail therein.

The Warrants are exercisable at various prices with (i) Warrants to purchase 2,250,000 shares of common stock exercisable at $0.20 per share, (ii) Warrants to purchase 2,250,000 shares of common stock exercisable at $0.35 per share, and (iii) Warrants to purchase 2,250,000 shares of common stock exercisable at $0.50 per share. All of the Warrants may be exercised via cashless exercise in the event that the shares underlying the Warrants are not registered within 180 days of the closing of the transaction. The Warrants, if not exercised by such date, terminate on January 7, 2026. The Warrants contain provisions limiting each Investor’s ability to exercise the Warrants if such exercise would cause the Investor’s (or any affiliate of any such Investor) holdings in the Company to exceed 9.99% of the Company’s issued and outstanding shares of common stock. We may prepay the Notes (provided we treat all Note holders equally) by paying 110% of the principal and interest thereon at any time (provided we are required to provide the holders 15 days prior written notice of such repayment, and during which time period the holder may convert the Note into common stock). Unless the Company’s common stock is listed on the NYSE, the NYSE American, the Nasdaq Capital Market, Nasdaq Global Market or Nasdaq Global Select, at any time the Company issues common stock or common stock equivalents, subject to certain exceptions, below the then exercise price, the exercise price of the Warrants reset to the lower of such dilutive issuance or the VWAP on the next trading day following the first public disclosure of such dilutive issuance. Upon an event of default, the exercise price of the Warrants, at the option of the Investors, is the Alternative Conversion Price. If the Company undertakes a fundamental transaction and the successor entity is not a publicly-traded company, the holders of the Warrants have the right to require the Company to pay the greater of (a) the Black Scholes Value of the warrants; and (b) the positive difference between the consideration payable in such fundamental transaction minus the exercise price.

Pursuant to the Security Agreement, the Company and each of its subsidiaries provided the Investors a first priority security interest in substantially all of their assets to secure the repayment of the Notes.

The Subsidiary Guaranty, signed by each of the Company’s subsidiaries, provides for joint and several guaranties of the obligations set forth in the Notes by each of the Company’s subsidiaries. Each future subsidiary of the Company is required to enter into a joinder to the agreement as well.

Pursuant to the Pledge Agreement, we pledged all of the outstanding securities of each of our subsidiaries to the collateral agent of the Investors in order to secure amounts payable pursuant to the Notes.

In connection with the Registration Rights Agreement, we provided the Investors registration rights in connection with the Notes and Warrants, and agreed to (1) file a Registration Statement on Form S-1 within 21 days after the First Closing Date to register the common stock to be acquired by the Investors pursuant to the conversion of the Notes and exercise of the Warrants and any other shares of common stock subsequently acquired by the Investors, which was timely filed, and has been declared effective, and granted the Investors piggy-back registration rights. We also agreed to indemnify the Investors in connection with any liability in connection with the registration of such securities.

The Transaction Documents contain other representations, warranties, covenants and restrictions common with this type of transaction, including but not limited to, most favored nations provisions (which apply to the conversion price of the Notes, the terms of the Notes and the terms of the Warrants) and future participation clauses, and prohibitions on further borrowing.

On March 8, 2021, we entered into a Consulting Agreement with KBHS, LLC (“KBHS”), whose Chief Executive Officer is Mr. Kevin Harrington, who was appointed as the sole member of our newly formed Advisory Committee.

Pursuant to the Consulting Agreement, KBHS agreed to provide consulting services to the Company as the Company’s Brand Ambassador, including providing endorsement services and advising on marketing, promotions, acquisitions, licensing and business development. KBHS also agreed to up to four webinar appearances on behalf of the Company per year to support the Company’s direct sales efforts. The Consulting Agreement has a term of two years, and can be terminated with ten days prior written notice (subject to applicable cure rights set forth in the Consulting Agreement), in the event we or KBHS breach any term of the agreement, or we fail to pay any amounts due, become subject to any government regulatory investigation, certain lawsuits, claims, actions or take certain other actions during the term of the Consulting Agreement.

As consideration for providing the services under the Consulting Agreement, we agreed to issue KBHS 1.5 million shares of restricted common stock, which vest immediately upon issuance, to pay KBHS $10,000 per month, and agreed to pay KBHS a 5% finder’s fee on any new business introduced or developed by KBHS and 7.5% of the value of any acquisition or merger created or developed exclusively by KBHS, undertaken by the Company, subject to applicable laws. In the event we fail to pay any consideration due under the Consulting Agreement, such amount accrues interest at the rate of 1.5% per month until paid in full.

COVID-19 Outlook

The outbreak of the 2019 novel coronavirus disease (“COVID-19”), which was declared a global pandemic by the World Health Organization on March 11, 2020, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread has severely impacted the U.S. and world economies, the market for health spa services, nutrition supplements and our other business offerings during the end of the first quarter of 2020, and continuing through the end of 2020, and into 2021. Government mandated ‘stay-at-home’ and similar orders have to date, and may in the future, prevent us from staffing our spas and construction services, and prohibit us from operating altogether. As discussed above, we made the decision to discontinue operations of our VISSIA Waterway, Inc. and VISSIA McKinney locations.

Additionally, our Legend Nutrition store saw a deep decline in sales due to social distancing orders and decreases in customers who are willing to venture out to brick and mortar establishments. Legend Nutrition’s lease was up January 31, 2021, and the Company chose not to renew the lease, closed the store, and will not continue in this line of business moving forward.

We currently anticipate experiencing ongoing disruptions to our ability to reopen our medical spas and provide construction services, and provide future planned telehealth services and overall declines in the demand for our other offerings throughout the first half of 2021, at a minimum, as Texas, and the U.S. in general, continues to deal with the COVID-19 pandemic and rollout vaccines. Any prolonged disruption to our operations, work force available, is likely to have a significant adverse effect on our results of operations, cash flows and ability to meet continuing debt service requirements. We have also experienced delays in completing construction projects due to the effects of COVID-19.

Employees

We currently have a total of six full-time employees and 2 part-time employees. Our compensation programs are designed to align the compensation of our employees with performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances incentives earnings for both short-term and long-term performance such as incentive bonuses and flexible. schedules. The Company believes that its rich culture of inclusion and diversity enables it to create, develop and fully leverage the strength of its workforce to exceed customer expectation and meet its growth objectives. The Company places a high value on diversity and inclusion. We also utilize numerous outside consultants. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be satisfactory.

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

This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties, see also “Cautionary Statement Regarding Forward-Looking Statements”, above. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risk factors described below and the other factors described elsewhere in this Form 10-K.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those in the section entitled “Risk Factors” and elsewhere in this Report. These risks include, but are not limited to, the following:

●	Our limited operating history;

●	Our need for additional funding to support our operations, repay debt and expand our operations;

●	The effects of COVID-19 on our operations and prospects, including the recent closures of our MedSpas and nutrition store, and the future effects of COVID-19 on us and our operations;

●	The fact that our MedSpas and our nutrition store have been shut down and we have discontinued operations;

●	Impairments we may be required to assess in connection with our assets and goodwill as a result of such shutdowns and/or otherwise;

●	Risks associated with our recent launch of a telehealth platform, including liability in connection therewith, funding needed to support such operations and other risks associated with the operations of the telehealth platform;

●	Disruptions to our operations or liabilities associated with future acquisitions;

●	Our ability to continue as a going concern;

●	Our dependence on our sole officer and director, Jacob D. Cohen, including the lack of independent directors, and related party transactions affecting the Company;

●	Competition we face;

●	Our ability to maintain our varied operations, and service our indebtedness;

●	Material weaknesses in our controls and procedures;

●	Our ability to obtain and maintain adequate insurance;

●	Legal challenges and litigation;

●	Liability associated with our contracting operations;

●	The terms of Mr. Cohen’s employment agreement;

●	Dilution caused by the conversion of outstanding notes, conversion of preferred stock, exercise of outstanding warrants, and future fund-raising activities;

●	The price of, volatility in, and lack of robust trading market for, our common stock; and

●	The fact that Mr. Cohen has voting control over the Company.

Risks Related to our Business

Since we have a limited operating history it is difficult for potential investors to evaluate our business.

Our short operating history in the health and wellness industry, construction industry and mentoring/life coach industry may hinder our ability to successfully meet our objectives and makes it difficult for potential investors to evaluate our business or prospective operations. As an early-stage company, we are subject to all the risks inherent in the financing, expenditures, operations, complications and delays inherent in a new business. Accordingly, our business and success face risks from uncertainties faced by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

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

Our business has been materially and adversely disrupted by COVID-19, and the control response measures that state and local governments have implemented to address it, and may be impacted by other epidemics or pandemics in the future. We have been forced to close our MedSpas and made the decision to close our nutrition store.

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

The COVID-19 pandemic, and related social distancing requirements, travel bans, stay-at-home orders and closures limited access to our spas and store and forced us to close our spas and store during the first quarter of 2020 and into the second quarter of 2020. Specifically, as a result of COVID-19 and ‘stay-at-home’ and social distancing orders issued in McKinney and The Woodlands, Texas, we had to close both of our MedSpas, VISSIA McKinney and VISSIA Waterway, Inc., which were closed effective March 10, 2020, and which resulted in both the loss of income and the loss of most of our workforce, who had to be let go. VISSIA Waterway, Inc. reopened effective June 21, 2020 and VISSIA McKinney reopened effective August 8, 2020. However, due to the termination of employees associated with the shutdown we were forced to expend resources to attract, hire and train completely new staff for preparation of the re-launchings. Notwithstanding the re-openings, customer traffic and demand at our VISSIA Waterway, Inc. and VISSIA McKinney MedSpa locations failed to rebound to pre-closure levels due to COVID-19 and the pandemic’s effects on the economy, and because we are unable to predict the length of the pandemic or ultimate outcome thereof, and further due to our limited capital resources, effective in October 2020, we made the decision to discontinue operations of our VISSIA Waterway, Inc. and VISSIA McKinney locations. Such locations remain closed through the date of this Report.

Our MedSpas were forced to close during the second and third quarters. Legend Nutrition was able to remain open as an essential business as we sold vitamins and other nutritional supplements. Though the store was able to remain open, the store saw a deep decline in sales due to social distancing orders and decreases in customers who are willing to venture out to brick and mortar establishments. Legend Nutrition’s lease was up January 31, 2021, and the Company chose not to renew the lease, closed the store, and will not continue in this line of business moving forward.

All of the above has in turn, not only negatively impacted our operations, financial condition and demand for our services, but our overall ability to react timely to mitigate the impact of this event. To date, our second through fourth quarter 2020 financial results have been, and we anticipate our financial results for the first half of 2021, at a minimum, will be, significantly negatively affected by COVID-19 and the closure of our med spas in connection therewith (both due to governmental orders and separately due to our lack of operating funds); however, the full effect on our business and operation is currently unknown. The outbreak of COVID-19 has caused significant disruptions to the Company’s ability to generate revenues and cash flows, and uncertainty regarding the length of the disruption may adversely impact our ability to raise additional capital.

The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows will depend on our ability to have sufficient liquidity until such time as we are able to re-open our stores and until our stores can again generate revenue capable of supporting our ongoing operations, if at all, all of which remain highly uncertain at this time.

We currently anticipate experiencing ongoing disruptions to our ability to provide construction services, throughout 2021 (and likely beyond) as the U.S. continues to deal with the COVID-19 pandemic. Any prolonged disruption to our operations is likely to have a significant adverse effect on our results of operations, cash flows and ability to meet continuing debt service requirements.

The inherent uncertainty surrounding COVID-19, due in part to rapidly changing governmental directives, public health challenges and progress, and market reactions thereto, also makes it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth. Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, significant decreases in our revenues and increases in net loss, as we did during our 2020 first, second, third and fourth quarters, and such impacts are likely to continue be material to our consolidated financial statements in the fourth quarter and beyond. In addition, should the COVID-19 public health effort intensify to such an extent that we cannot operate, if there are prolonged government restrictions on our business and our customers, and/or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business; or service our outstanding debt. Such a circumstance could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.

Our business may suffer from the severity or longevity of the Coronavirus/COVID-19 Global Outbreak.

The demand for our services relies upon, among other things, (a) customers being able to, and being willing to, visit our health, wellness and beauty medical spas (all of which are now closed, pending our receipt of further funding and/or entry into partnerships to operate such medical spas) and/or our ability to re-open our medical spas, (b) our ability to perform construction services for construction clients, and (c) the ability of our telemedicine platform to provide telemedicine services. The inability due to state and local social distancing orders, or unwillingness of, individuals to congregate in large groups, visit retail business or travel outside of their homes will, and has to date, had a negative effect on our operations. Additionally, government mandated ‘stay-at-home’ and similar orders have to date, and may in the future, prevent us from staffing our spas (all of which are currently closed) and construction services, and prohibited us from operating altogether. Loss of available employees due to health concerns in the future may also limit our ability to operate. Economic recessions, including those brought on by the COVID-19 outbreak may have a negative effect on the demand for our services and our operating results. We have also experienced delays due to the COVID-19 outbreak in receiving products and supplies which we need to operate. All of the above may be exacerbated in the future as the COVID-19 outbreak and the governmental responses thereto continues. All of the above may in the future cause, and have to date caused, a material adverse effect on our operating results.

We have decided to shut down our MedSpas and are subject to continuing losses while such businesses are shut down. We also decided to close our nutrition store and leave that business.

Customer traffic and demand at our VISSIA Waterway, Inc. and VISSIA McKinney MedSpa locations which were re-opened after mandatory closures associated with COVID-19 in June and August 2020, respectively, failed to rebound to pre-closure levels due to COVID-19 and the pandemic’s effects on the economy, and because we are unable to predict the length of the pandemic or ultimate outcome thereof, and further due to our limited capital resources, effective in October 2020, we made the decision to close both our VISSIA Waterway, Inc. and VISSIA McKinney locations and discontinue operations. While such locations are closed, they are not generating any revenue; however, we are still required to pay the rent and utilities for each location. Such continuing expenses, without corresponding revenues, may have a significant negative affect on our results of operations and cash flows. Separately, legend Nutrition’s lease was up January 31, 2021, and the Company chose not to renew the lease, closed the store, and not continue in that line of business moving forward.

We may owe significant amounts to a consultant under the terms of a consulting agreement.

On March 8, 2021, we entered into a Consulting Agreement with KBHS, LLC (“KBHS”), whose Chief Executive Officer is Mr. Kevin Harrington, who was appointed the sole member of our newly formed Advisory Committee. Pursuant to the Consulting Agreement, KBHS agreed to provide consulting services to the Company as the Company’s Brand Ambassador, including providing endorsement services and advising on marketing, promotions, acquisitions, licensing and business development. KBHS also agreed to up to four webinar appearances on behalf of the Company per year to support the Company’s direct sales efforts. The Consulting Agreement has a term of two years, and can be terminated with ten days prior written notice (subject to applicable cure rights set forth in the Consulting Agreement), in the event we or KBHS breach any term of the agreement, or we fail to pay any amounts due, become subject to any government regulatory investigation, certain lawsuits, claims, actions or take certain other actions during the term of the Consulting Agreement. As consideration for providing the services under the Consulting Agreement, we agreed to issue KBHS 1.5 million shares of restricted common stock, which vest immediately upon issuance, to pay KBHS $10,000 per month, and agreed to pay KBHS a 5% finder’s fee on any new business introduced or developed by KBHS and 7.5% of the value of any acquisition or merger created or developed exclusively by KBHS, undertaken by the Company, subject to applicable laws. In the event we fail to pay any consideration due under the Consulting Agreement, such amount accrues interest at the rate of 1.5% per month until paid in full.

The requirement to pay the finder’s fees and/or acquisition/merger fee under the agreement could significantly decrease any margin we would otherwise obtain on any transaction, decrease our cash flows, and could prevent us from completing certain transactions in the future, all of which could have a material adverse effect on the Company and its securities.

We have previous suffered impairment losses and if our assets and equipment (including our VISSIA MedSpa assets, equipment and goodwill) and may be required to record significant additional charge to earnings.

We have assets, goodwill and equipment on our balance sheet relating to our VISSIA MedSpa operations. Due to COVID-19’s effects on the economy, and because we are unable to predict the length of the pandemic or ultimate outcome thereof, and further due to our limited capital resources, effective on October 25, 2020, we made the decision to close both locations. Such locations remain closed through the date of this Report.

In accordance with the Generally Accepted Accounting Principles of the United States of America (“GAAP”), we review our assets for impairment when events or changes in circumstances indicate the carrying value of the asset may not be recoverable. For example, we also had an impairment loss of $605,488 primarily attributable to the investment in LifeGuru, and settlement loss of $1,041,445 in connection with the common shares issued for note settlements in 2020. We had no impairment loss nor settlement loss in 2019. Goodwill of $29,689 associated with Legend Nutrition was impaired in full during the fourth quarter of 2020. Such impairments may have a significant negative effect on our balance sheet, results of operations and financial results, and could cause the value of our common stock to decline in value or become worthless.

We face numerous risks associated with our telehealth planform which only recently commenced operations.

On April 28, 2020, the Company incorporated a wholly-owned subsidiary, ZipDoctor, Inc. (“ZipDoctor”) in the State of Texas. ZipDoctor plans to provide its customers with unlimited, 24/7 access to board certified physicians and licensed mental and behavioral health counselors and therapists via a newly developed, monthly subscription based online telemedicine platform. ZipDoctor’s online telemedicine platform is available to customers across the United States and offers bilingual coverage (both English and Spanish), with virtual visits taking place either via the phone or through a secured video chat platform. Zip Doctor’s telemedicine platform does not require the customer to have an existing insurance plan and does not demand or require any additional copays. ZipDoctor customers subscribe through the website and are only required to pay a low monthly fee, which is determined based on if they are an individual, a couple, or a family. There were no significant activities in ZipDoctor as of December 31, 2020. The Company launched the platform in August 2020, and has generated nominal revenues through this soft launch period. There is no significant operating history upon which to base any assumption as to the likelihood that our telemedicine platform will prove successful, and we may never achieve operations or profitable operations. Our telehealth platform also faces the following risks, any one of which may significantly negatively affect our operations, results of operations, and cash flows and could cause the value of our common stock to decline in value:

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

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report on our financial statements for the years ended December 31, 2020 and 2019, that included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need it, we will be required to curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern. The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.

We depend heavily on our Chief Executive Officer, and the loss of his services could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our senior management personnel, which currently consists solely of our Chief Executive Officer, Jacob D. Cohen. If we lose his services or if he fails to perform in his current position, or if we are not able to attract and retain skilled personnel as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key personnel in managing the operations of our medical spas, product development, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

Because we do not have an audit or compensation committee, shareholders will have to rely on the entire board of directors to perform these functions.

We do not have an audit or compensation committee comprised of independent directors. Indeed, we do not have any audit or compensation committee, nor any independent directors. These functions are performed by the board of directors as a whole (currently consisting solely of Jacob D. Cohen, our sole director). Thus, there is a potential conflict in that board members who are also part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions. Such conflicts of interest will be exacerbated until such time as we appoint additional directors, and during such period that Jacob D. Cohen serves as our sole director.

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

As of the date of this Report, we have six full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, sales, marketing, financial, accounting, legal, and other resources. Future growth would impose significant added responsibilities on members of management. Our management may not be able to accommodate those added responsibilities, and our failure to do so could prevent us from effectively managing future growth, if any, and successfully growing our company.

We engage in transactions with related parties and such transactions present possible conflicts of interest that could have an adverse effect on us.

We have entered, and may continue to enter, into transactions with related parties for financing, corporate, business development and operational services, as detailed herein. Such transactions may not have been entered into on an arm’s-length basis, and we may have achieved more or less favorable terms because such transactions were entered into with our related parties. This could have a material effect on our business, results of operations and financial condition. The details of certain of these transactions are set forth under “Certain Relationships and Related Transactions”. Such conflicts could cause an individual in our management to seek to advance his or her economic interests or the economic interests of certain related parties above ours. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. Such conflicts of interest will likely be greater until such time as we are able to appoint new directors, as we currently have only one member of our board of directors, Jacob D. Cohen.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Controls and Procedures”, as of December 31, 2020 we determined that our disclosure controls and procedures were not effective. Separately, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 and determined that such internal control over financial reporting was not effective as a result of such assessment.

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

The employment agreement of Mr. Jacob Cohen, our sole officer and director, provides for him to receive profits directly from medical spas which he manages, on top of his annual salary, and provide for the payment of certain severance payments upon termination.

Mr. Jacob D. Cohen’s employment agreement provides for him to receive 25% of the net profits from each medical spa managed by him. “Net profits” means all gross sales of a medical spa, less all expenses paid during the corresponding period. The payment of the net profits as discussed above may reduce the funds available for the Company’s other initiatives and/or create a situation where such executive/manager is incentive to drive up net profits at the expense of long-term growth.

If Mr. Cohen’s employment agreement is terminated during the term of such agreement by the Company without cause (as defined in the agreement) or by Mr. Cohen for good reason (as defined in the agreement), Mr. Cohen is due a severance payment. That severance payment is equal to the compensation (including bonus) earned through the date of termination and three times (one time if less than one year remains on the employment agreement)(the “multiplier”) the base salary in effect on the date of the termination plus the average bonus received by Mr. Cohen over the prior two years and Mr. Cohen is also to be paid any bonus which he would have earned at the end of the fiscal year during which the employment is terminated (pro-rated for days worked), and is to be paid health insurance for Mr. Cohen and his family for 18 months from the date of termination (the “Severance Payments”). Also, all equity compensation due to vest in the following 12 months vests immediately. If Mr. Cohen dies while the employment agreement is in place, or the agreement is terminated due to Mr. Cohen’s disability, the Company is required to pay Mr. Cohen’s salary to his beneficiaries for a period of one year following such death, pay the pro-rated amount of any bonus due, and pay 18 months of health insurance. If a change in control (as defined in the agreement) occurs and Mr. Cohen is terminated up to one year after such change in control, Mr. Cohen is due the Severance Payments (based on a 3x multiplier) and all unvested equity awards vest immediately. The payment of severance fees could have a material adverse effect on our cash flows and results of operations.

Risks Relating to Our Construction Services

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

A significant amount of our revenues is due to only a small number of customers, and if we were to lose any of those customers, our results of operations would be adversely affected.

For the year ended December 31, 2020, approximately 99.9% of the Company’s revenues from continuing operations were derived from two major customers in connection with the construction contracts. For the year ended December 31, 2019, 89.7% of the Company’s revenues were derived from two major customers in connection with the construction contracts.

As a result, the majority of our revenues have historically been due to only a small number of customers, and we anticipate this trend continuing moving forward in the near term. As a result, in the event our customers do not pay us amounts owed, terminate work in progress or we are unable to find new customers moving forward, it could have a materially adverse effect on our results of operations and could force us to curtail or abandon our current business operations.

Natural disasters and severe weather conditions could delay our construction services and increase costs.

Our construction operations are conducted in areas that are subject to natural disasters, including hurricanes, earthquakes, droughts, floods, wildfires and severe weather. The occurrence of natural disasters or severe weather conditions may delay construction activities, increase costs by damaging inventories and lead to shortages of labor and materials in areas affected by the disasters. Any natural disasters or similar events effecting our construction operations may have a material adverse effect on our results of operations.

We are subject to warranty and construction defect claims arising in the ordinary course of business, which may lead to additional reserves or expenses.

Warranty and construction defect claims are common in the construction industry and can be costly. Certain claims may not be covered by insurance or may exceed applicable coverage limits, which could be material to our financial results.

Risks relating to our telehealth operations

Our telehealth business could be adversely affected by ongoing legal challenges to our business model or by new state actions restricting our ability to provide the full range of our services in certain states.

Our ability to conduct planned business operations in each state is dependent upon the state’s treatment of medical spas under such state’s laws, and rules and policies governing the practice of physician supervised services, which are subject to changing political, regulatory and other influences.

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

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of personally identifiable information, or PII, including protected health information, or PHI. These laws and regulations include the Health Information Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations (referred to collectively as HIPAA). HIPAA establishes a set of basic national privacy and security standards for the protection of PHI. HIPAA requires us to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. HIPAA imposes mandatory penalties for certain violations. Penalties for violations of HIPAA and its implementing regulations start at $100 per violation and are not to exceed $50,000 per violation, subject to a cap of $1.5 million for violations of the same standard in a single calendar year. However, a single breach incident can result in violations of multiple standards. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts are able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. In addition, HIPAA mandates that the Secretary of Health and Human Services, or HHS, conduct periodic compliance audits of HIPAA covered entities or business associates for compliance with the HIPAA Privacy and Security Standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator. HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually.

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

Regulatory and Reporting Risks

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

Risks Relating to Our Common Stock and Securities

Shareholders who hold unregistered shares of our common stock will be subject to resale restrictions pursuant to Rule 144, if and when available, due to the fact that we are deemed to be a former “shell company”.

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. While we do not believe that we are currently a “shell company”, we were previously a “shell company” and as such are deemed to be a former “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 may not be able to be made if we are not subject to Section 13 or 15(d) of the Exchange Act, and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-”shell company” (which Form 10 information was filed by the Company in August 2019). Although to date we have complied with the requirement of Rule 144 as related to “shell companies”, our status as a former “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions in the future (although none are currently planned).

We have various outstanding convertible notes which are convertible into shares of our common stock at a discount to market.

As of December 31, 2020, we owed approximately $529,250 under various convertible promissory notes. The conversion prices of the convertible notes initially vary from between [60% to 61%] of the market value of our common stock, subject in many cases to adjustments to the conversion prices upon defaults and anti-dilution and other rights which may result in such conversion prices declining. As a result, any conversion of the convertible notes and sale of shares of common stock issuable in connection with the conversion thereof may cause the value of our common stock to decline in value, as described in greater detail under the Risk Factors below. Notwithstanding the above, we hope to repay the convertible notes in full before any conversions take place.

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

The issuance of common stock upon conversion of our outstanding convertible notes will cause immediate and substantial dilution.

The issuance of common stock upon conversion of the convertible notes will result in immediate and substantial dilution to the interests of other stockholders since the holders of the convertible notes may ultimately receive and sell the full number of shares issuable in connection with the conversion of such convertible notes. Although certain of the convertible notes may not be converted if such conversion would cause the holders thereof to own more than 4.99% or 9.99% of our outstanding common stock, this restriction does not prevent the holders of the convertible notes subject to such restrictions from converting some of their holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 4.99%/9.99% limit. In this way, the holders of the convertible notes could sell more than any applicable ownership limit while never actually holding more shares than the applicable limits allow. If the holders of the convertible notes choose to do this, it will cause substantial dilution to the then holders of our common stock.

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

The issuance and sale of common stock upon exercise of outstanding warrants may cause substantial dilution to existing stockholders and may also depress the market price of our common stock.

We have outstanding warrants to purchase a total of 6,750,000 shares of common stock exercisable at various prices with (i) warrants to purchase 2,250,000 shares of common stock exercisable at $0.20 per share, (ii) warrants to purchase 2,250,000 shares of common stock exercisable at $0.35 per share, and (iii) warrants to purchase 2,250,000 shares of common stock exercisable at $0.50 per share. All of the warrants may be exercised via cashless exercise in the event that the shares underlying the warrants are not registered within 180 days of January 6, 2021, provided that such shares of common stock underlying the warrants are currently registered. The warrants, if not exercised by such date, terminate on January 7, 2026. The warrants contain provisions limiting each Investor’s ability to exercise the warrants if such exercise would cause the Investor’s (or any affiliate of any such Investor) holdings in the Company to exceed 9.99% of the Company’s issued and outstanding shares of common stock. The ownership limitation does not prevent such holder from exercising some of the warrants, selling those shares, and then exercising the rest of the warrants, while still staying below the 9.99% limit. In this way, the holders of the Warrants could sell more than this limit while never actually holding more shares than this limit allows. If the holders of the Warrants choose to do this, it will cause substantial dilution to the then holders of our common stock.

If exercises of the warrants and sales of such shares issuable upon exercise thereof take place, the price of our common stock may decline. In addition, the common stock issuable upon exercise of the Warrants may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb shares sold by the warrant holders, then the value of our common stock will likely decrease.

The issuance of common stock upon conversion of the 6% Convertible Notes will cause immediate and substantial dilution to existing shareholders.

The 6% Convertible Notes (including accrued and unpaid interest and late fees) making up the $850,000 First Tranche Notes are convertible into shares of the Company’s common stock at any time, at a rate equal to the lesser of (i) $0.50 per share and (ii) 75% of the lowest daily volume-weighted average price (VWAP) of the Company’s common stock during the seven consecutive trading days prior to the delivery of a conversion notice (the “Market Price”), but not less than 75% of the VWAP on the First Closing Date ($0.40 per share, making such initial floor price $0.30 per share). The $600,000 in Second Tranche are convertible into shares of the Company’s common stock at a rate equal to the lesser of (1) the VWAP on the Second Closing Date ($0.2437) or (2) the Market Price, but not less than 75% of the VWAP on the Second Tranche closing date. However, if while any 6% Convertible Notes are outstanding and the daily VWAP on any of seven consecutive trading days is less than the applicable floor price(s), such floor price(s) are reduced (but not increased) to 75% of the VWAP on the seventh trading day. Although the 6% Convertible Notes may not be converted by holder if such conversion would cause the holder to own more than 9.99% of our outstanding common stock, this restriction does not prevent such holder from converting some of its holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 9.99% limit. In this way, the holders of the 6% Convertible Notes could sell more than this limit while never actually holding more shares than this limit allows. If the holders of the 6% Convertible Notes choose to do this, it will cause substantial dilution to the then holders of our common stock.

The issuance and sale of common stock upon conversion of the 6% Convertible Notes may depress the market price of our common stock.

If conversions of the 6% Convertible Notes and sales of such converted shares take place, the price of our common stock may decline. In addition, the common stock issuable upon conversion of the 6% Convertible Notes may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb converted shares sold by the 6% Convertible Notes holders, then the value of our common stock will likely decrease.

We currently owe a significant amount of money under our outstanding convertible notes.

As of the date of this Report we owe approximately $759,521 under outstanding convertible and non-convertible promissory notes. We do not have sufficient funds to repay such notes and if we are unable to raise additional funds in the future to repay such amounts, which may not be available on favorable terms, if at all, such failure could have a material adverse effect on our financial condition or results of operations and cause any investment in the Company to decline in value or become worthless.

The issuance of common stock upon conversion of the Series B Convertible Preferred Stock will cause immediate and substantial dilution.

The issuance of common stock upon conversion of the Series B Convertible Preferred Stock will result in immediate and substantial dilution to the interests of other stockholders, which will be exacerbated in the event the 1.5 million shares of Series B Convertible Preferred Stock are issued in the event certain milestones related to LifeGuru.me are met. Each share of Series B Preferred Stock may be converted, at the option of the holder thereof, into that number of shares of common stock of the Company as equals $1.00 divided by 90% of the average of the volume weighted average prices (“VWAP”) of the Company’s common, for the five trading days immediately preceding the date the notice of conversion is received, with any remainder rounded to the hundredths place. Although the Series B Convertible Preferred Stock holder may not receive shares of common stock exceeding 4.999% of our outstanding shares of common stock immediately after affecting such conversion, this restriction does not prevent the holder from receiving shares up to the 4.999% limit, selling those shares, and then receiving the rest of the shares it is due, in one or more tranches, while still staying below the 4.999% limit, and such limit may be increased to 9.999% with 61 days prior written notice. If the holder chooses to do this, it will cause substantial dilution to the then holders of our common stock. Additionally, the continued sale of shares issuable upon successive conversions will likely create significant downward pressure on the price of our common stock as the holder sells material amounts of our common stock over time and/or in a short period of time. This could place further downward pressure on the price of our common stock and in turn result in the holder receiving an ever-increasing number of additional shares of common stock upon conversion of its securities, and adjustments thereof, which in turn will likely lead to further dilution, reductions in the conversion price of the Series B Preferred Stock and even more downward pressure on our common stock, which could lead to our common stock becoming devalued or worthless.

We have established preferred stock which can be designated by the Company’s board of directors without shareholder approval and the board has established Series A Preferred Stock, which gives the holders majority voting power over the Company.

The Company has 5,000,000 shares of preferred stock authorized. The shares of preferred stock of the Company may be issued from time to time in one or more series, each of which shall have a distinctive designation or title as shall be determined by the board of directors of the Company (currently consisting solely of Jacob D. Cohen) prior to the issuance of any shares thereof. The preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the board of directors. In May 2020, we designated three shares of Series A Preferred Stock. The Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to sixty percent (60%) of the total vote (the “Super Majority Voting Rights”), so long as such shares are held by directors of the Company. A total of one share of Series A Preferred Stock is currently outstanding and held by Jacob D. Cohen, our sole officer and director, providing him sole voting right over 60% of our voting shares.

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

We have no committed source of financing. Wherever possible, our board of directors (currently consisting solely of Mr. Jacob D. Cohen) will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors have authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued shares of common stock and designate series of preferred stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock (or convertible securities), possibly at a discount to market. These actions will result in dilution of the ownership interests of existing stockholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

Our stock price may be volatile, which may result in losses to our stockholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the OTC Markets’ OTCQB Market, where our shares of common stock are quoted, generally have been very volatile and have experienced sharp share-price and trading-volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

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

Our Chief Executive Officer and sole director holds majority voting control over the Company.

Our sole officer and director Jacob D. Cohen, beneficially owns approximately 27.8% of our outstanding common stock and also have the ability to vote in aggregate, a separate 60% of our voting stock pursuant to his ownership of the one outstanding share of Series A Preferred Stock, which gives him control over 71.1% of our voting securities. As a result, Mr. Cohen has the ability to influence matters affecting our stockholders and will therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investor who purchases shares will be a minority stockholder and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Cohen as a director, which will mean he will remain in control of who serves as officers of the Company as well as whether any changes are made in the board of directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company’s common stock and wish to vote them at annual or special stockholder meetings, your shares will likely have little effect on the outcome of corporate decisions. Because Mr. Cohen controls such vote, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Additionally, the interests of Mr. Cohen may differ from the interests of the other stockholders and thus result in corporate decisions that are averse to other stockholders.

General Risk Factors

Our acquisitions may expose us to unknown liabilities.

Because we have acquired, and expect generally to acquire, all (or a majority of) the outstanding securities of certain of our acquisition targets, our investment in those companies is or will be subject to all of their liabilities other than their respective debts which we paid or will pay at the time of the acquisitions. If there are unknown liabilities or other obligations, our business could be materially affected. We may also experience issues relating to internal controls over financial reporting that could affect our ability to comply with the Sarbanes-Oxley Act, or that could affect our ability to comply with other applicable laws.

We may have difficulty obtaining future funding sources, if needed, and we may have to accept terms that would adversely affect stockholders.

We will need to raise funds from additional financing in the future to complete our business plan and may need to raise additional funding in the future to support our operations. We have no commitments for any financing and any financing commitments may result in dilution to our existing stockholders. We may have difficulty obtaining additional funding, and we may have to accept terms that would adversely affect our stockholders. For example, the terms of any future financings may impose restrictions on our right to declare dividends or on the manner in which we conduct our business. Additionally, we may raise funding by issuing additional convertible notes, which if converted into shares of our common stock would dilute our then stockholders’ interests. Lending institutions or private investors may impose restrictions on a future decision by us to make capital expenditures, acquisitions or significant asset sales. If we are unable to raise additional funds, we may be forced to curtail or even abandon our business plan.

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

For all of the foregoing reasons and others set forth herein, an investment in our securities in involves a high degree of risk.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

CORPORATE OFFICE

The Company currently utilizes approximately 1,200 square feet of office space located at 3990 Vitruvian Way, Suite 1152, Addison, Texas 75001 (the “Company Headquarters”). The Company executed a short term, one-year lease which expires in July 2021 and pays rent of $2,828 per month in connection with the Company Headquarters. We believe that the Company Headquarters are currently adequate for the purposes of our operations.

VISSIA MCKINNEY, LLC

On June 11, 2018, VISSIA McKinney, LLC. (f/k/a Novopelle Diamond, LLC) entered into a Lease Agreement with The Shops at Lake Forest, LLC to lease and occupy approximately 1,400 square feet of commercial retail space located at 5000 Collin McKinney Parkway, Suite 150, McKinney, Texas 75070, to operate a MedSpa (the “McKinney Lease Agreement”).

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

Security Deposits - Upon the execution of the McKinney Lease Agreement, VISSIA McKinney agreed to prepay the first full month’s Base Rent plus Triple Net charges along with a security deposit equal one (1) month Base Rent plus Triple Net charges paid upon lease execution.

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

We are currently in default of the terms of this lease as we failed to make the required payments due thereunder since January 2021.

VISSIA WATERWAY, INC.

On November 6, 2019, VISSIA Waterway, Inc. (f/k/a Novopelle Waterway, Inc.) entered into a Lease Agreement with 20 & 25 Waterway Holdings, LLC to lease and occupy approximately 1,254 square feet of commercial retail space located at 25 Waterway, Suite 150, The Woodlands, Texas to operate a MedSpa (the “Waterway Lease Agreement”).

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

Utilities and Maintenance - VISSIA Waterway is responsible for all utility charges as well as all maintenance of the leased premises including, but not limited to, the mechanical, electrical and plumbing systems. The Landlord is responsible for maintenance of the roof, exterior walls and structural integrity of the building, which comprises the leased premises, and the common areas of the Shopping Center including, but not limited to, the parking areas.

We are currently in default of the terms of this lease as we failed to make the required payments due thereunder since November 2020.

LEGEND NUTRITION, INC.

In connection with the Asset Purchase Agreement dated October 18, 2019, the Company is making lease payments in connection with Legend Nutrition Inc.’s lease. Legend Nutrition, Inc. currently leases and occupies approximately 1,206 square feet of commercial retail space located at 2851 Craig Drive, Suite #204, McKinney, TX 75070 (the “Legend Nutrition Lease Agreement”). The Legend Nutrition Lease Agreement has a term of five (5) years commencing on January 8, 2016 and ends in January, 2021. The annual base rent is $31,959 and Legend Nutrition is required to reimburse the landlord for its pro-rata share of all real estate taxes and assessments, hazard and liability insurance and common area maintenance costs for the entire shopping center (the “Additional Rent” or “Triple Net”). Legend Nutrition is responsible for all utility charges as well as all maintenance of the leased premises including, but not limited to, the mechanical, electrical and plumbing systems. The Landlord is responsible for maintenance of the roof, exterior walls and structural integrity of the building, which comprises the leased premises, and the common areas of the Shopping Center including, but not limited to, the parking areas. Legend Nutrition’s lease was up January 31, 2021, and the Company did not renew the lease, closed the store, and will not continue in this line of business moving forward.

NOVOPELLE TYLER, INC.

On January 6, 2020, Novopelle Tyler, Inc. (“Novopelle Tyler”) entered into a Lease Agreement with Asher Park, LLC to lease and occupy approximately 1,900 square feet of commercial retail space located in Tyler, Texas to operate a planned new Novopelle MedSpa location.

Lease Term - The Lease Agreement has a term of 60 months (or five (5) years), and commences 120 days from the later of the fully executed Lease Agreement, delivery of premises, and delivery of a construction permit from the City of Tyler, which has not occurred to date. This lease was terminated in August 2020.

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

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 3. Legal Proceedings” of this Annual Report on Form 10-K from, “Item 8. Financial Statements and Supplementary Data” in the Notes to Consolidated Financial Statements in “Note 17. Uncertainties”. The Company believes the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB Market maintained by OTC Markets Group Inc. under the symbol “AMIH”. Until recently the market for our common stock has been highly illiquid and sporadic. For the periods indicated, the following table sets forth the high and low sales prices per share of our common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2020		Fiscal 2019
	High	Low	High	Low
First Quarter ended March 31	$0.75	$0.13	$2.40	$1.00
Second Quarter ended June 30	$0.39	$0.12	$2.00	$1.00
Third Quarter ended September 30	$0.33	$0.12	$2.00	$1.00
Fourth Quarter ended December 31	$0.45	$0.06	$2.40	$0.61

As of April 15, 2021, our shares of common stock were held by approximately 253 stockholders of record.

Dividends

We have never paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business. Consequently, we do not anticipate paying any cash dividends in the foreseeable future. The payment of dividends in the future will depend upon our results of operations, as well as our short-term and long-term cash availability, working capital, working capital needs, and other factors as determined by our board of directors (currently consisting solely of Jacob D. Cohen). Currently, except as may be provided by applicable laws, there are no contractual or other restrictions on our ability to pay dividends if we were to decide to declare and pay them.

Description of Capital Stock

Our authorized capital stock consists of 195,000,000 shares of common stock with a $0.0001 par value per share, and 5,000,000 shares of preferred stock with a $0.0001 par value per share. As of the date of this Report, we have designated three shares of Series A Preferred Stock (of which one share is outstanding as of the date of this Report) and 2,000,000 shares of Series B Preferred Stock (of which no shares are outstanding as of the date of this Report). The following is a summary of the material provisions of the common stock and preferred stock provided for in our Articles of Incorporation and Bylaws. For additional detail about our capital stock, please refer to our Articles of Incorporation and Bylaws.

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

A total of one share of Series A Preferred Stock is currently outstanding.

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

Redemption Rights. The Series B Preferred Stock have no redemption rights.

No shares of Series B Preferred Stock are currently outstanding.

Anti-Takeover Provisions Under the Nevada Revised Statutes

Business Combinations

Sections 78.411 to 78.444 of the Nevada revised statutes (the “NRS”) prohibit a Nevada corporation from engaging in a “combination” with an “interested stockholder” for three years following the date that such person becomes an interested stockholder and places certain restrictions on such combinations even after the expiration of the three-year period. With certain exceptions, an interested stockholder is a person or group that owns 10% or more of the corporation’s outstanding voting power (including stock with respect to which the person has voting rights and any rights to acquire stock pursuant to an option, warrant, agreement, arrangement, or understanding or upon the exercise of conversion or exchange rights) or is an affiliate or associate of the corporation and was the owner of 10% or more of such voting stock at any time within the previous three years.

A Nevada corporation may elect not to be governed by Sections 78.411 to 78.444 by a provision in its Articles of Incorporation. We do not have such a provision in our Amended and Restated Articles of Incorporation, as amended, pursuant to which we have elected to opt out of Sections 78.411 to 78.444; therefore, these sections apply to us.

Control Shares

Nevada law also seeks to impede “unfriendly” corporate takeovers by providing in Sections 78.378 to 78.3793 of the NRS that an “acquiring person” shall only obtain voting rights in the “control shares” purchased by such person to the extent approved by the other stockholders at a meeting. With certain exceptions, an acquiring person is one who acquires or offers to acquire a “controlling interest” in the corporation, defined as one-fifth or more of the voting power. Control shares include not only shares acquired or offered to be acquired in connection with the acquisition of a controlling interest, but also all shares acquired by the acquiring person within the preceding 90 days. The statute covers not only the acquiring person but also any persons acting in association with the acquiring person.

A Nevada corporation may elect to opt out of the provisions of Sections 78.378 to 78.3793 of the NRS. We do not have a provision in our Amended and Restated Articles of Incorporation pursuant to which we have elected to opt out of Sections 78.378 to 78.3793; therefore, these sections do apply to us.

Removal of Directors

Section 78.335 of the NRS provides that 2/3rds of the voting power of the issued and outstanding shares of the Company are required to remove a Director from office. As such, it may be more difficult for stockholders to remove Directors due to the fact the NRS requires greater than majority approval of the stockholders for such removal.

Anti-Takeover Effects of Our Articles of Incorporation and Bylaws

The following provisions of our Articles of Incorporation and Bylaws could have the effect of delaying or discouraging another party from acquiring control of us and could encourage persons seeking to acquire control of us to first negotiate with our board of directors:

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	the right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, with our stockholders only allowed to fill such a vacancy if not filled by the board;

●	the ability of our board of directors to alter our Bylaws without obtaining stockholder approval; and

●	the requirement that a special meeting of stockholders may be called only by the board of directors, the Chairman of the Board, the President or a committee of the board of directors duly designated and whose powers and authority include the power to call meetings may call special meetings of the Company.

Listing

Our common stock is traded on the OTCQB Market under the symbol “AMIH”.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, 6201 15th Ave, Brooklyn, NY 11219. Its telephone number is (800) 937-5449.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the year ended December 31, 2020 and from the period from January 1, 2021 to the filing date of this report, which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, except as discussed below:

On November 22, 2020, the Company issued 480,000 common shares to an investor in exchange for $25,000 of principal and accrued interest owed under the terms and conditions of that certain convertible note as issued to FirstFire Global Opportunities Fund LLC, dated April 30, 2020.

On December 2, 2020, the Company entered into a Securities Purchase Agreement with Geneva Roth Remark Holdings, Inc., an accredited investor (“Geneva Roth”), pursuant to which the Company sold Geneva Roth a convertible promissory note in the principal amount of $83,000 (the “Geneva Roth Note #5”). The Geneva Roth Note #5 accrues interest at a rate of 8% per annum (22% upon the occurrence of an event of default) and has a maturity date of March 2, 2022. Geneva Roth may in its option, at any time beginning 180 days after the date of the note, convert the outstanding principal and interest on the Geneva Roth Note #5 into shares of our common stock at a conversion price per share equal to 61% of the average of the two lowest daily volume weighted average prices of our common stock during the 10 days trading days prior to the date of conversion. At no time may the Geneva Roth Note #5 be converted into shares of our common stock if such conversion would result in Geneva Roth and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock.

On December 2, 2020, the Company issued 716,527 common shares to an investor in exchange for $35,769 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to GHS Investments, LLC, dated October 10, 2020.

On December 2, 2020, the Company issued 889,054 common shares to an investor in exchange for $40,000 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Adar Alef, LLC, dated February 24, 2020.

On December 2, 2020, the Company issued 622,000 common shares to an investor in exchange for $31,100 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to GreenTree Financial Group, Inc., dated August 26, 2019.

On December 2, 2020, the Company issued 1,031,000 common shares to an investor in exchange for $84,200 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to FirstFire Global Opportunities Fund LLC, dated April 30, 2020.

On December 12, 2020, the Company issued 2,501,378 common shares to an investor in exchange for $195,108 of principal and accrued interest owed under the terms and conditions of that promissory note as issued to Daniel Dror, dated April 12, 2019.

On December 12, 2020, the Company issued 412,580 common shares to an investor in exchange for $35,000 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Geneva Roth, dated April 20, 2020.

On December 18, 2020, the Company issued 297,900 common shares to an investor in exchange for $25,968 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Geneva Roth, dated April 20, 2020.

On December 18, 2020, the Company issued 975,117 common shares to an investor in exchange for $85,000 of principal and accrued interest owed under the terms and conditions of that promissory note as issued to Daniel Dror, dated April 12, 2019.

On December 18, 2020, the Company issued 500,000 shares of the Company’s common stock in consideration for consulting services. The shares were valued at $0.08 per share, or $40,000 based on the market price on the date of issuance.

On December 30, 2020, the Company issued 683,791 common shares to an investor in exchange for $86,217 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Geneva Roth, dated May 19, 2020.

On December 30, 2020, the Company issued 889,979 common shares to an investor in exchange for $72,657 of principal and accrued interest owed under the terms and conditions of that promissory note as issued to David Morales, dated October 18, 2019.

On December 30, 2020, the Company issued 376,704 common shares to an investor in exchange for $30,777 of principal and accrued interest owed under the terms and conditions of that promissory note as issued to Asia Pacific Partners, Inc., dated June 24, 2020.

On January 12, 2021, the Company issued 708,750 common shares to an investor in exchange for $114,392 of principal and accrued interest owed under the terms and conditions of that promissory note as issued to LGH Investments, LLC., dated August 11, 2020.

On January 13, 2021, the Company issued 105,000 shares of the Company’s common stock to eligible persons under the 2019 Stock Option and Incentive Plan (the “Plan”). The shares were valued at $0.40 per share or $40,000.

On January 21, 2021, the Company agreed to issue 4,000,000 shares of common stock to Mr. Rodriquez under the terms of his employment agreement, 1,500,000 million shares of common stock to Mr. Bowen under the terms of his employment agreement and 1,000,000 shares to David M. Loev, the managing partner of The Loev Law Firm, PC, the Company’s securities counsel, who is also the brother-in-law of Jacob D. Cohen, the Company’s sole officer and director, under the terms of the reduced fee agreement. The securities issued to the Company’s legal counsel are subject to a two-year lock-up agreement, preventing the sale or transfer of such shares without the written approval of the Company, except to affiliates of the holder, who agree to be bound by the same terms.

On January 22, 2021, Mr. Jacob D. Cohen, as the sole member of the board of directors of the Company, approved the issuance to himself, in consideration for services rendered as the sole officer and director of the Company, of 2,500,000 shares of restricted common stock. The securities are subject to a two-year lock-up agreement, preventing the sale or transfer of such shares without the written approval of the Company, except to affiliates of the holder, who agree to be bound by the same terms.

On January 22, 2021, the Company issued 400,000 shares of the Company’s common stock in consideration for consulting services. The shares were valued at $0.38 per share, or $152,000 based on the market price on the date of issuance.

On January 22, 2021, the Company issued 200,000 common shares to an investor in exchange for $94,500 in cash, net of offering costs. The shares issued to the investor are part of the 10,000,000 Shares offered and registered by the Company under the Offering Statement.

On February 8, 2021, the Company issued 217,640 common shares to an investor in exchange for $50,275 of principal and accrued interest owed under the terms and conditions of that 6% convertible promissory note as issued to L1 Capital Global Opportunities Master Fund (“L1 Capital”), dated January 7, 2021.

On February 12, 2021, the Company issued 224,921 common shares to an investor in exchange for $50,000 of principal and accrued interest owed under the terms and conditions of that 6% convertible promissory note as issued to Cavalry Fund 1, LP (“Cavalry”), dated January 7, 2021.

On February 26, 2021, the Company issued 500,000 shares of the Company’s common stock in consideration for consulting services. The shares were valued at $0.08 per share, or $142,600 based on the market price on the date of issuance.

On March 5, 2021, the Company issued 409,333 common shares to an investor in exchange for $75,000 of principal and accrued interest owed under the terms and conditions of that 6% convertible promissory note as issued to Cavalry, dated January 7, 2021.

On March 8, 2021, the Company issued to GCN an additional 500,000 shares of Series B Convertible Preferred Stock, which had an agreed upon value of $500,000 ($1.00 per share) in connection with milestones achieved pursuant to the SPA as executed with GCN on May 15, 2020. Immediately upon issuance, GCN elected to convert the 500,000 shares of Series B Convertible Preferred Stock into 2,057,613 shares of the Company’s common stock, at a price of $0.24 per share.

On March 9, 2021, the Company issued 200,000 shares of the Company’s common stock in consideration for consulting services. The shares were valued at $0.22 per share, or $44,000 based on the market price on the date of issuance.

On March 18, 2021, the Company issued 451,060 common shares to an investor in exchange for $75,000 of principal and accrued interest owed under the terms and conditions of that 6% convertible promissory note as issued to Cavalry, dated January 7, 2021.

On March 19, 2021, the Company issued 872,270 common shares to an investor in exchange for $151,175 of principal and accrued interest owed under the terms and conditions of that 6% convertible promissory note as issued to L1 Capital, dated January 7, 2021.

On March 22, 2021, the Company issued 100,000 shares of the Company’s common stock in consideration for consulting services. The shares were valued at $0.28 per share, or $28,000 based on the market price on the date of issuance.

On March 24, 2021, the Company issued 555,324 common shares to an investor in exchange for $100,000 of principal and accrued interest owed under the terms and conditions of that 6% convertible promissory note as issued to Cavalry, dated January 7, 2021.

* * * * * * *

The issuances and grants described above, except as otherwise disclosed, or set forth below, were exempt from registration pursuant to Section 4(a)(2), Rule 506 of Regulation D and/or Regulation S of the Securities Act, since the foregoing issuances and grants did not involve a public offering, the recipients took the securities for investment and not resale, we took take appropriate measures to restrict transfer, and the recipients were (a) “accredited investors”; (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act; (c) were non U.S. persons; and/or (d) were officers or directors of the Company. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

We claim an exemption from registration afforded by Section 3(a)(9) of the Securities Act, for the above conversions, as the securities were exchanged by the Company with its existing security holders exclusively in transactions where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

A registrant such as the Company, that qualifies as a smaller reporting company, as defined by §229.10(f)(1), is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Report. The following discussion contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, particularly under “Risk Factors,” and in other reports we file with the SEC. All references to years relate to the calendar year ended December 31 of the particular year. See also “Cautionary Statement Regarding Forward-Looking Statements”, above. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason, except as required by law.

Plan of Operations

The Company intends to continue to grow its business both organically and through identifying acquisition targets over the next 12 months in the technology, health and wellness space. Specifically, the Company will continue to make additional and ongoing technology enhancements to its LifeGuru life coaching platform, further develop, market and advertise its telemedicine platform, and identify strategic acquisitions that complement the Company’s vision of bridging the gap between primary care, preventative care and wellness. As these opportunities arise, the Company will determine the best method for financing its growth which may include the issuance of additional debt instruments, common stock, preferred stock, or a combination thereof, all of which may result in significant dilution to existing shareholders.

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

This information should be read in conjunction with the consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplemental Data” of this Report.

Results of Operations

Revenues

We had revenues of $5,797,629 and $1,699,886 for the years ended December 31, 2020 and 2019, respectively. The significant increase in revenues in 2020 was due primarily to two construction contracts for an apartment and clubhouse rebuild at Gateway Village, Texas, and the replacement of a roof replacement at Port Arthur, Texas. The total revenues generated by such contracts totaled $7,333,264 from the 4th quarter of 2019 through the end of 2020.

We recognized revenues in accordance with Accounting Standards Codification (ASC) Topic 606. A five-step process has been designed for the individual or pool of contracts to keep financial statements focused on this principle. Revenues from fixed-price and cost-plus contracts are recognized on the percentage of completion method, whereby revenues on long-term contracts were recorded on the basis of the Company’s estimates of the percentage of completion of contracts based on the ratio of actual cost incurred to total estimated costs. This cost-to-cost method was used because management considered it to be the best available measure of progress on these contacts. Revenues from cost-plus-fee contracts were recognized on the basis of costs incurred during the period plus the fee earned, measured on the cost-to-cost method. Revenues from time-and-material and rate chart contracts were recognized currently as work is performed. During the years ended December 31, 2020 and 2019, we recognized revenues of $5,795,629 and $1,699,886, respectively, in connection with these two construction contracts.

Cost of Revenues

We had cost of revenues of $4,852,631 and $1,519,941 during the years ended December 31, 2020 and 2019, respectively. Cost of revenues include all direct material, sub-contractor, labor and certain other direct costs, as well as those indirect costs related to contract performance, such as indirect labor and fringe benefits. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to cost and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period. Claims for additional contract revenue are recognized when realization of the claim is probable and the amount can be reasonably determined.

Cost of revenues as a percentage of revenues was 83.7% and 89.4% for the years ended December 31, 2020 and 2019, respectively. Cost of revenues as a percentage of revenue in 2020 was approximately the same as 2019 due primarily to the two construction contracts for an apartment and clubhouse rebuild at Gateway Village, Texas and the replacement of a roof in Port Arthur, Texas.

Operating Expenses

General and administrative expenses were $4,329,730 and $3,044,851 during the years ended December 31, 2020 and 2019, respectively. The increase in 2020 was due primarily to stock-based compensation in the amount of $2,860,813, which was $2,303,390 in 2019, and rental expenses of $61,099 (excluding discontinued operations), which was $0 in 2019. The increase in general and administrative expenses in 2020 was also due to a new subsidiary launched in August 2020 to provide its customers with unlimited, 24/7 access to board certified physicians and licensed mental and behavioral health counselors and therapists via a newly developed, monthly subscription based online telemedicine platform.

Other Expenses

During the years ended December 31, 2020 and 2019, we incurred interest expense of $219,202 and $60,862, respectively, of which $3,345 and $8,995, respectively, were recorded as imputed interest in connection with related party loans.

Amortization of debt discount was $777,964 and $76,230 during the years ended December 31, 2020 and 2019, respectively.

We had a loss of $107,574 and $147,495, respectively, due to change in derivative liabilities during the years ended December 31, 2020 and 2019. See also “Note 12 – Derivative Liabilities”, to the notes to financial statements included herein.

We also had an impairment loss of $670,488 primarily attributable to the investment in Life Guru, an impairment loss of $631,541 attributable to discontinued operations, and settlement loss of $1,155,685 in connection with the common shares issued for notes settlement in 2020. We had neither impairment loss, nor settlement loss in 2019.

Discontinued operations

Customer traffic and demand at our VISSIA Waterway, Inc. and VISSIA McKinney MedSpa locations which were re-opened after mandatory closures associated with COVID-19 in June and August 2020, respectively, failed to rebound to pre-closure levels due to COVID-19 and the pandemic’s effects on the economy, and because we are unable to predict the length of the pandemic or ultimate outcome thereof, and further due to our limited capital resources, effective in October 2020, we made the decision to close both our VISSIA Waterway, Inc. and VISSIA McKinney locations and discontinued such operations. While such locations are closed, they are not generating any revenue; however, we are still required to pay the rent and utilities for each location and are accruing rents of approximately $4,500 and $6,100 per month at our Mckinney, TX and Woodlands, TX Vissia locations, respectively. Such continuing expenses, without corresponding revenues, may have a significant negative affect on our results of operations and cash flows. Separately, Legend Nutrition’s lease was up January 31, 2021, and the Company chose not to renew the lease, closed the store, and not continue in that line of business moving forward.

VISSIA Waterway, Inc., VISSIA McKinney LLC and Legend Nutrition (collectively referred to as “Discontinued Subsidiaries”) have been presented as discontinued operations in the accompanying consolidated financial statements.

The operating results for Discontinued Subsidiaries have been presented in the accompanying consolidated statement of operations for the years ended December 31, 2020 and 2019, as discontinued operations and are summarized below:

	Years Ended December 31,
	2020	2019
Revenue	$311,672	$214,101
Cost of revenue	205,742	107,195
Gross Profit	105,930	106,906
Operating expenses	587,580	178,340
Loss from operations	(481,650)	(71,434)
Other Expenses	(722,135)	(9,054)
Net loss	$(1,203,785)	$(80,488)

	As of
	December 31, 2020	December 31, 2019
Assets of discontinued operations - current	$10,061	$96,997
Assets of discontinued operations - intangible	-	59,689
Assets of discontinued operations – non-current	113,645	427,073
Net liabilities of discontinued operations	$566,552	$419,680

Net Loss

We had a net loss of $6,185,747, or $0.17 per share from continuing operations and $1,154,142 or $0.03 per share from discontinued operations during the year ended December 31, 2020, totaling an aggregate of $7,339,889 or $0.20 per share in total net loss. We had a net loss of $3,131,760, or $0.12 per share from continuing operations and $80,488 or $0.00 per share from discontinued operations during the year ended December 31, 2019, for a total net loss of $3,212,248. The increase in net loss in 2020 was primarily attributable to non-cash expenses in connection with stock-based compensation, amortization of debt discount, the change in derivative values associated with outstanding convertible debt, impairment loss due to the investment in Life Guru, and settlement loss in connection with the common shares issued for notes settlement, offset by the increase in gross profit, each as discussed above.

Liquidity and Capital Resources

As of December 31, 2020 and 2019, the Company had total assets of $265,499 and $2,192,476, respectively, including $123,684 and $583,759 of assets of discontinued operations, respectively.

As of December 31, 2020 and 2019, the Company had total liabilities of $1,656,505 and $3,301,409, respectively, which consisted of accounts payable, accrued interest and accrued compensation in the amount of $214,697 and $156,534, respectively, rights-of-use liability of $87,653 and $0, respectively, convertible notes payable (net of discount) and loans payable to related parties and non-related parties (net of discount) in the amounts of $79,845, $55,000 and $135,392, respectively, and derivative liabilities of $517,366 and $458,745, respectively. We also had $566,552 of net liabilities related to discontinued operations. The Company had a total stockholders’ deficit of $1,391,006 and $1,108,933 as of December 31, 2020 and 2019, respectively.

During the year ended December 31, 2020, net cash used in operating activities was $2,134,845, compared to net cash provided by operating activities of $900,435 for the year ended December 31, 2019. Negative cash flows during the year ended December 31, 2020, were due primarily to the net loss of $7,339,889, plus the decrease in billing in excess of costs and estimated earnings by $1,657,998, partially offset by non-cash expenses, including stock-based compensation of $2,860,813, amortization of debt discount of $777,964, loss on loans settlement by $1,041,445, impairment loss of $670,488 and non-cash lease expense of $26,141. Comparatively, positive cash flows during the year ended December 31, 2019, were due primarily to non-cash expenses, including stock based compensation of $2,303,390, amortization of debt discount of $76,230, changes in derivative liabilities of $147,495, plus the increase in billing in excess of costs and estimated earnings of $1,657,998, offset by our net loss of $3,212,248.

During the years ended December 31, 2020 and 2019, we had cash used in investing activities of $23,901 and $103,554, respectively. The net cash used in investing activities in 2020 was solely attributable to capital expenditures for property and equipment. We paid $70,000 cash for license in 2019 in addition to the purchase of property and equipment.

During the years ended December 31, 2020 and 2019, net cash flows provided by financing activities were $978,669 and $443,033, respectively, primarily attributable to the proceeds from notes payable to related parties and non-related parties during the respective periods. We had proceeds of $11,919 from related party borrowings and proceeds of $960,250 from non-related party borrowings in the year ended December 31, 2020, compared to proceeds of $165,571 and $370,000, respectively, in the year ended December 31, 2019. We made repayments of $40,000 to related party borrowings and repayments of $0 to non-related party borrowings in the year ended December 31, 2020, compared to repayments of $121,038 and $6,500, respectively, in 2019. We had proceeds of $46,500 from sales of stock in 2020 (which shares of stock were sold in connection with our Regulation A offering (discussed below)), which was $35,000 in 2019.

We had cash of $25,144 and a working capital deficit of $1,439,454, as of December 31, 2020. On the short-term basis, we will be required to raise a significant amount of additional funds over the next 12 months to sustain operations and pay outstanding liabilities. On the long-term basis, we will potentially need to raise capital to grow and develop our business.

To date we have sold (a) 431,250 shares of our common stock in consideration for $181,500 in cash through our Regulation A offering, which relates to the sale of up to 10,800,000 shares of our common stock at a price of $0.50 per share; and (b) 18,916,774 shares of our common stock in exchange for the conversion of $2,634,119 in debt.

It is likely that we will require significant additional financing within the next 12 months and if we are unable to raise the needed funds on an acceptable basis, we may be forced to cease or curtail operations.

Additional information regarding the Company’s (a) accrued compensation for related parties can be found in “Note 10 – Accrued Compensation for Related Parties”; (b) notes payable can be found in “Note 10 – Notes Payable”; (c) related party loans can be found in “Note 11 – Loans from Related Parties”; derivative liabilities can be found in “Note 12 – Derivative Liabilities”; billings in excess of costs and estimated earnings can be found in “Note 13 – Costs and estimated earnings in excess of billings on uncompleted contract”, in the notes to unconsolidated financial statements included herein.

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

The asset, “cost and estimated earnings in excess of billings on uncompleted contract” represents revenues recognized in excess of amounts billed. The liability, “billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized. The Company had no such asset and liability as of December 31, 2020, since the two construction contracts for an apartment and clubhouse rebuild at Gateway Village, Texas and the replacement of a roof in Port Arthur, Texas were completed in 2020.

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

The derivative liabilities are stated at their fair value as a level 3 measurement. The Company used the Lattice Model to determine the fair values of these derivative liabilities. See “Note 12 – Derivative Liabilities” of the financial statements included herein, for the Company’s assumptions used in determining the fair value of these financial instruments.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, and December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN INTERNATIONAL HOLDINGS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American International Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American International Holdings Corp. and its subsidiaries (collectively, the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Discontinued Operations

As discussed in Note 1 to the financial statements, the Company made a decision to abandon the operations of 3 subsidiaries during the year ended December 31, 2020.

Auditing management’s evaluation of discontinued operations takes significant judgment given the fact that managements judgements on whether carrying values of assets exceeds fair value is needed to determine whether an impairment is necessary.

To evaluate the appropriateness and accuracy of the impairment determined by management, we examined the age and type of assets as well as the carrying values for each to assess whether the values were reasonably stated.

Derivatives

As discussed in Note 1 to the financial statements, the Company enters into convertible debt arrangements that have variable conversion rates that are tied to the Company’s equity values.

Auditing management’s valuation of the of the fair value of derivative liabilities takes significant judgment, given the fact that the Binomial model uses estimates of future value based multiple scenarios from historical data.

To evaluate the appropriateness and accuracy of the fair value determined by management, we examined the historical data and the model used to calculate the fair value of the derivative liabilities.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

Houston, Texas

April 15, 2021

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,144	$1,204,411
Prepayment and deposits	3,333	339,306
Assets of discontinued operations	10,061	96,997
TOTAL CURRENT ASSETS	38,538	1,640,714

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $4,238 and $0	18,854	-
Right-of-use asset - operating lease	87,653	-
Rent deposits	6,832	-
Assets of discontinued operations	113,645	551,762
NET NON-CURRENT ASSETS	226,984	551,762

TOTAL ASSETS	$265,522	$2,192,477

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$18,026	$56,211
Accrued interest payable	42,195	41,824
Accrued compensation - related parties	154,500	58,500
Right-of-use liability - operating lease	24,138	-
Convertible notes payable, net of debt discount of $370,923 and $282,144	74,827	144,106
Loans payable	55,000	30,000
Loans payable to related parties, net of discount of $0 and $69,126	25,392	84,346
Derivative liabilities	517,366	458,745
Billing in excess of costs and estimated earnings	-	1,657,998
Net liabilities of discontinued operations	566,552	419,680
TOTAL CURRENT LIABILITIES	1,477,996	2,951,410

LONG-TERM LIABILITIES
Right-of-use liability - operating lease	63,515	-
Convertible notes payable, net of debt discount of $78,482 and $0	5,018	-
Long-term debt - related parties	110,000	350,000
TOTAL LONG-TERM LIABILITIES	178,533	350,000

TOTAL LIABILITIES	$1,656,529	$3,301,410

STOCKHOLDERS’ DEFICIT
Preferred stock, (par value $0.0001, 5,000,000 shares authorized, of which 1 and -0- shares issued and outstanding as of December 31, 2020 and 2019, respectively)	$-	$-
Common stock (par value $.0001, 195,000,000 shares authorized, of which 55,066,855 and 27,208,356 shares issued and outstanding as of December 31, 2020 and 2019, respectively)	5,507	2,721
Treasury stock, at cost;	(3,894)	(103,537)
Common stock payable	-	25,000
Additional paid in capital	9,167,038	2,186,651
Retained deficit	(10,559,658)	(3,219,768)
TOTAL STOCKHOLDERS’ DEFICIT	(1,391,007)	(1,108,933)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$265,522	$2,192,477

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Statements of Operations

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Revenues
Revenues	$5,797,629	$1,699,886
Cost of revenues	4,852,631	1,519,941
Gross profit	944,998	179,945

Operating expenses
General and administrative expenses	4,329,730	3,044,851
Total operating expenses	4,329,730	3,044,851

Income (Loss) from Operations	(3,384,732)	(2,864,906)

Other income (expenses)
Interest expenses	(219,202)	(60,862)
Amortization of debt discount	(777,964)	(76,230)
Change in derivative liabilities	(107,574)	(147,495)
Impairment loss	(605,488)	-
Settlement loss	(1,041,445)	-
Other income	300	17,733
Total other income (expenses)	(2,751,373)	(266,854)

Net (Loss) from continuing operations	$(6,136,105)	$(3,131,760)

Discontinued operations:
Loss from discontinued operations	(1,203,785)	(80,488)
Total discontinued operations	(1,203,785)	(80,488)

Net loss	(7,339,890)	(3,212,248)

Basic and diluted income (loss) per share
Continuing operations	$(0.17)	$(0.12)
Discontinued operations	$(0.03)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	35,456,109	25,622,733

The accompanying notes are an integral part of the financial statements

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Statement of Changes in Stockholders’ Deficit

							Additional	Common	Retained		Total
	Preferred Stock A		Preferred Stock B		Common Stock		Paid-in	Stock	Earnings	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Stock	(Deficit)

Balance, December 31, 2018	-	$-	-	$-	18,000,000	$1,800	$336	$-	$(7,520)	$-	$(5,384)

Effect of Reverse Merger 4/12/2019	-	-	-	-	10,933,356	1,093	(15,885)	-	-	(3,894)	(18,686)

Imputed interest	-	-	-	-	-		8,995	-	-	-	8,995

Issuance of common shares under private placement	-	-	-	-	100,000	10	9,990	-	-	-	10,000

Cancellation of common shares for long-term debt	-	-	-	-	(4,250,000)	(425)	(249,932)	-	-	(99,643)	(350,000)

Issuance of common shares for discount on loan	-	-	-	-	150,000	15	104,985	-	-	-	105,000

Issuance of common shares for licensing agreement	-	-	-	-	250,000	25	24,975	-	-	-	25,000

Issuance of common shares for note conversion	-	-	-	-	-	-	-	25,000	-	-	25,000

Issuance of common shares for services	-	-	-	-	2,025,000	203	2,303,187	-	-	-	2,303,390

Net (loss)	-	-	-	-	-	-		-	(3,212,248)	-	(3,212,248)

Balance, December 31, 2019	-	$-	-	$-	27,208,356	$2,721	$2,186,651	$25,000	$(3,219,768)	$(103,537)	$(1,108,933)

							Additional	Common	Retained		Total
	Preferred Stock A		Preferred Stock B		Common Stock		Paid-in	Stock	Earnings	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Stock	(Deficit)

Balance, December 31, 2019	-	-	-	$-	27,208,356	$2,721	$2,186,651	$25,000	$(3,219,768)	$(103,537)	$(1,108,933)

Imputed interest	-	-	-	-	-	-	3,345	-	-	-	3,345

Reclassification of derivative liabilities due to note conversion	-	-	-	-	-	-	907,551	-	-	-	907,551

Issuance of Series B preferred shares for investment	-	-	500,000	50	-	-	605,438	-	-	-	605,488

Issuance of common shares under private placement	-	-	-	-	131,250	13	71,487	(25,000)	-	-	46,500

Cancellation of treasury stock	-	-	-	-	(1,650,000)	(165)	(99,478)	-	-	99,643	-

Issuance of common shares for note conversion and settlement	-	-	-	-	18,916,774	1,892	2,632,227	-	-	-	2,634,119

Issuance of shares for services - related parties	1	-		-	6,000,000	600	1,559,400	-	-	-	1,560,000

Issuance of shares for services	-	-	-	-	2,377,142	238	1,300,575	-	-	-	1,300,813

Issuance of common shares for Series B preferred shares conversion	-	-	(500,000)	(50)	2,083,333	208	(158)	-	-	-	-

Net (loss)	-	-	-	-	-	-	-	-	(7,339,890)	-	(7,339,890)

Balance, December 31, 2020	1	-	-	$-	55,066,855	$5,507	$9,167,038	$-	$(10,559,658)	$(3,894)	$(1,391,007)

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,339,890)	$(3,212,248)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation	55,280	19,744
Amortization of debt discount	777,964	76,230
Change in derivative liabilities	107,574	147,495
Convertible notes issued for services rendered	-	75,000
Loss on loans settlement	1,155,685	-
Impairment loss	1,236,821	-
Stock issued for services rendered	2,860,813	2,303,390
Imputed interest expense	3,345	8,995
Non-cash lease expense	123,014	88,058
Decrease (increase) in operating Assets:
Inventory	3,853	1,327
Prepaid expenses	362,187	(346,654)
(Decrease) increase in operating liabilities:
Accounts payable	36,131	58,102
Accrued interest payable	212,690	42,564
Accrued compensation - related parties	96,000	58,488
Lease Liabilities, net	(162,520)	(82,487)
Rent Deposit	(26,893)	4,433
Billing in excess of costs and estimated earnings	(1,657,998)	1,657,998
NET CASH (USED IN) OPERATING ACTIVITIES	(2,155,944)	900,435

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for license	-	(70,000)
Capital expenditures for property and equipment	(27,392)	(33,554)
NET CASH (USED IN) INVESTING ACTIVITIES	(27,392)	(103,554)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings - related parties	11,919	165,571
(Repayment) to borrowings - related parties	(40,000)	(121,038)
Proceeds from borrowings	960,250	370,000
(Repayment) to capital leases	(16,068)	-
(Repayment) to borrowings	(15,421)	-
(Repayment) to borrowings	-	(6,500)
Proceeds from sales of stock	46,500	35,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	947,180	443,033

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,236,136)	1,239,914

CASH AND CASH EQUIVALENTS:
Beginning of period	1,258,710	18,796
End of period	$22,574	$1,258,710

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$2,674	$27,352

Non-cash transactions:
Common shares issued for notes conversion	$1,282,386	$-
Related party’s note settled in shares	$109,278	$-
Common shares issued for notes settlement	$86,771	$-
Stock payable	$25,000	$-
Cancellation of common shares	$99,643	$-
Settlement of derivative liabilities	$907,551	$-
Issuance of Series B for investment	$605,488	$-
Equipment purchases financed with long-term debt	$-	$37,027
Common shares issued for notes payable	$-	$350,000
Common shares issued for licensing agreement	$-	$25,000
Common shares issued for debt inducement	$-	$105,000
Note issued for acquisition	$-	$75,000
Reverse acquisition	$-	$18,686
Discounts on convertible notes	$876,098	$311,250
Lease Inception	$348,279	$355,540

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Notes to Consolidated Financial Statements

Year Ended December 31, 2020

(Audited)

Note 1 – Summary of Significant Accounting Policies

Organization, Ownership and Business

Prior to May 31, 2018, the Company was a 93.2% owned subsidiary of American International Industries, Inc. (“American” or “AMIN”) (OTCQB: AMIN). Effective May 31, 2018, the Company issued 10,100,000 shares of restricted common stock. As a result of the issuance of the common shares, a change in control occurred. American International Industries, Inc. ownership decreased from 93.2% to 6.4%. No one individual or entity owns at least 50% of the outstanding shares of the Company. Effective April 12, 2019, the Company changed its business focus to the services of medical spas.

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

On April 28, 2020, the Company incorporated a wholly-owned subsidiary, ZipDoctor, Inc. (“ZipDoctor”) in the State of Texas. ZipDoctor plans to provide its customers with unlimited, 24/7 access to board certified physicians and licensed mental and behavioral health counselors and therapists via a newly developed, monthly subscription based online telemedicine platform. ZipDoctor was launched in August 2020 and has generated nominal revenues through the quarter ended December 31, 2020.

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

Impact of COVID-19 Pandemic on Consolidated Financial Statements. The outbreak of the 2019 novel coronavirus disease (“COVID-19”), which was declared a global pandemic by the World Health Organization on March 11, 2020, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread has severely impacted the U.S. and world economies, the market for health spa services, nutrition supplements and our other business offerings during the end of the first quarter of 2020, and continuing through the second, third and fourth quarters of 2020. Government mandated ‘stay-at-home’ and similar orders have to date, and may in the future, prevent us from staffing our spas and construction services, and prohibited us from operating altogether. Specifically, as a result of COVID-19 and ‘stay-at-home’ and social distancing orders issued in McKinney and The Woodlands, Texas, we had to close both of our MedSpas, VISSIA McKinney and VISSIA Waterway, Inc., which were closed effective March 10, 2020, and which resulted in both the loss of income and the loss of most of our workforce, who had to be let go. VISSIA Waterway, Inc. reopened effective June 21, 2020 and VISSIA McKinney reopened effective August 8, 2020. However, due to the termination of employees associated with the shutdown we were forced to expend resources to attract, hire and train completely new staff for preparation of the re-launchings. Notwithstanding the re-openings, customer traffic and demand at our VISSIA Waterway, Inc. and VISSIA McKinney MedSpa locations failed to rebound to pre-closure levels due to COVID-19 and the pandemic’s effects on the economy, and because we are unable to predict the length of the pandemic or ultimate outcome thereof, and further due to our limited capital resources, effective in October 2020, we made the decision to close both our VISSIA Waterway, Inc. and VISSIA McKinney locations and discontinued such operations. Although our MedSpas were forced to close during the second and third quarters, and are temporarily closed for economic reasons currently, Legend Nutrition was able to remain open as an essential business as we sold vitamins and other nutritional supplements. Legend Nutrition’s lease was up January 31, 2021, and the Company chose not to renew the lease, closed the store, and will not continue in this line of business moving forward.

Moving forward, we expect to deal with the loss of available employees due to health concerns which in the future may limit our ability to operate. Separately, economic recessions, including those brought on by the COVID-19 outbreak may have a negative effect on the demand for our services and our operating results. We have also experienced delays due to the COVID-19 outbreak in receiving products and supplies which we need to operate.

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

Principles of Consolidation

The consolidated financial statements include the accounts of AMIH and its wholly-owned subsidiaries: VISSIA McKinney, LLC (f/k/a Novopelle Diamond, LLC), VISSIA Waterway, Inc. (f/k/a Novopelle Waterway, Inc.), Legend Nutrition, Inc., Capitol City Solutions USA, Inc. and EPIQ MD, Inc.

VISSIA Waterway, Inc., VISSIA McKinney LLC and Legend Nutrition (collectively referred to as “Discontinued Subsidiaries”) have been presented as discontinued operations in the accompanying consolidated financial statements.

All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented.

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents. There are no cash equivalents at December 31, 2020 and December 31, 2019.

The Company maintains the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per commercial bank. From time to time, cash in deposit accounts may exceed the FDIC limits, the excess would be at risk of loss for purposes of the statement of cash flows.

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method. The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. Total Value of Finished goods inventory as of December 31, 2020 and 2019 was $12,631 and $16,484, respectively, from discontinued operations. The Company had no inventory from continuing operations as of December 31, 2020 and 2019, respectively. No allowance was necessary as of December 31, 2020 and 2019.

Net Loss Per Common Share

We compute net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no dilutive securities for the year ended December 31, 2020.

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

The derivative liabilities are stated at their fair value as a level 3 measurement. The Company used the Lattice Model to determine the fair values of these derivative liabilities. See Note 10 and Note 11 for the Company’s assumptions used in determining the fair value of these financial instruments.

Convertible notes payable

The Company accounts for convertible notes payable in accordance with the FASB Accounting Standards Codification No. 815, Derivatives and Hedging, since the conversion feature is not indexed to the Company’s stock and can’t be classified in equity. The Company allocates the proceeds received from convertible notes payable between the liability component and conversion feature component. The conversion feature that is considered embedded derivative liabilities has been recorded at their fair value as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The Company has also recorded the resulting discount on debt related to the conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

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

For the year ended December 31, 2020, 99.9% of the Company’s revenues from continuing operations were derived from two major customers in connection with the construction contracts.

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

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement. A material related party transaction has been identified in Note 11 in the financial statements.

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

Note 2 – Property and Equipment

Property and equipment from continuing operations were as follows at December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Leasehold improvements	4,262	-
Furniture & fixtures	18,830	-
	23,092	-
Less accumulated depreciation and amortization	4,238	-
Net property and equipment	$18,854	$-

Property and equipment from discontinued operations were as follows at December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Leasehold improvements	$-	$102,264
Furniture & fixtures	11,072	23,115
Equipment	83,917	49,180
	94,989	174,559
Less accumulated depreciation and amortization	6,184	19,744
Net property and equipment	$88,805	$154,815

As a result of discontinued operations, the leasing equipment of $67,336 was returned in the first quarter of 2021 and the related liabilities were released.

Depreciation and amortization expense from continuing operations for the years ended December 31, 2020 and 2019 was $4,238 and $0, respectively. Depreciation and amortization expense from discontinued operations for the years ended December 31, 2020 and 2019 was $55,280 and $19,744, respectively.

Note 3 – Asset Purchase Agreement

On October 18, 2019, Legend Nutrition, Inc. (“Legend”), a wholly owned subsidiary of the Company entered into an Asset Purchase Agreement with David Morales (the “Asset Purchase Agreement”) to acquire all of the assets associated with and related to a retail vitamin, supplements and nutrition store located in Mckinney, TX previously doing business as “Ideal Nutrition”. Pursuant to the Asset Purchase Agreement, Legend purchased a variety of assets including software, contracts, bank and merchant accounts, products, inventory, computers, security systems and other intellectual properties (the “Assets”). For consideration of the Assets, Legend issued to Mr. Morales a promissory note in the amount of Seventy-Five Thousand US Dollars ($75,000) bearing an interest rate of five percent (5%) per annum and with a maturity date of one year (the “Promissory Note”). As of December 31, 2020, the promissory note is fully converted. During 2021, the Company discontinued operation of Legend. The assets acquired pursuant to the Asset Purchase Agreement, such as property and equipment of $16,303 and goodwill of $29,689 have been fully impaired.

Note 4 – Goodwill

As of December 31, 2020, the goodwill in connection with the acquisition of the assets in October 2019 associated with and related to a retail vitamin, supplements and nutrition store located in McKinney, Texas was $0.

Goodwill is not amortized, but is evaluated for impairment annually or when indicators of a potential impairment are present. The annual evaluation for impairment of goodwill is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believes such assumptions are also comparable to those that would be used by other marketplace participants. The Company determined impairment adjustment was necessary for the year ended December 31, 2020, since the goodwill was not substantiating a future cash flow. Hence, goodwill of $29,689 was impaired in full during the fourth quarter of 2020.

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

Note 6 – Other assets

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

The 51% owned subsidiary is a consolidated entity which requires the presentation of noncontrolling interest in the consolidated statements of operations for the year ended December 31, 2020. As there was no activity for the entity as of December 31, 2020, no assets, liabilities or noncontrolling interest were presented at the period ended December 31, 2020. Since the asset is not substantiating a future cash flow, the Company determined an impairment adjustment was necessary for the periods presented. Investment in LifeGuru of $605,488 was impaired in full during the fourth quarter of 2020.

Note 7 – Capital lease

On June 17, 2020, the Company entered into an agreement with a vendor to purchase equipment used in its spa operations. Pursuant to the agreement, the Company agreed to pay a total amount of $44,722 in 24 installments, or $1,819 per month plus tax. The outstanding balance of this capital lease was $34,987 as of December 31, 2020. Due to the discontinued operation, the Company returned equipment in the first quarter of 2021. The Company impaired $1,455 the asset down to the value of the liability.

On July 14, 2020, the Company entered into an agreement with a vendor to purchase equipment used in its spa operations. Pursuant to the agreement, the Company agreed to pay a total amount of $44,722 in 24 installments, or $1,819 per month plus tax. The outstanding balance of this capital lease was $31,457 as of December 31, 2020. Due to the discontinued operation, the Company returned equipment in the first quarter of 2021. The Company impaired $5,991 the asset down to the value of the liability.

Note 8 – Operating Right-of-Use Lease Liability

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

As of December 31, 2020, the Company had three (3) leasing agreements subject to Accounting Standards Codification (ASC) 842.

Location 1 – Capitol City Solutions USA, Inc.

On January 1, 2020, the Company recognized an operating right-of-use asset in the amount of $113,794 and an operating lease liability in the amount of $113,794 in connection with Location 1. The lease term is sixty-one (61) months and expires in January 2025.

The following is a schedule, by year, of maturities of lease liabilities as of December 31, 2020:

2021	27,288
2022	27,288
2023	27,288
2024	27,288
2025	2,274
Total undiscounted cash flows	111,426
Less imputed interest (8%)	(23,773)
Present value of lease liability	$87,653

Total rental expense related to this location for the year ended December 31, 2020 was $27,288. The operating lease right-of-use asset net balance at December 31, 2020 related to this location was $87,653.

Due to discontinued operations of VISSIA Waterway, Inc. and Vissia Mckinney LLC, the related right-of-use asset of $186,162 and $179,495, respectively, net of amortization was impaired in full, as of December 31, 2020. Legend Nutrition’s lease was up December 31, 2020, and the Company chose not to renew the lease, and closed the store. Hence, Legend Nutrition’s right-of use asset and liabilities are fully amortized as of December 31, 2020.

Location 2 – VISSIA Mckinney, LLC

On January 1, 2019, the Company recognized an operating right-of-use asset in the amount of $287,206 and an operating lease liability in the amount of $294,774 in connection with Location 1. The lease term is eighty-four (84) months and expires in November 2025.

The following is a schedule, by year, of maturities of lease liabilities as of December 31, 2020:

2021	54,951
2022	55,854
2023	56,776
2024	57,715
2025	53,828
Total undiscounted cash flows	279,124
Less imputed interest (8%)	(83,144)
Present value of lease liability	$195,980

Total rental expense related to this location for the year ended December 31, 2020 was $55,863. The operating lease right-of-use asset net balance at December 31, 2020 related to this location was $0, which was impaired in full due to discontinue operations.

Location 3 – VISSIA Waterway, Inc.

On January 1, 2020, the Company recognized an operating right-of-use asset in the amount of $234,485 and an operating lease liability in the amount of $234,485 in connection with Location 2. The lease term is sixty (60) months and expires in December 2024.

The following is a schedule, by year, of maturities of lease liabilities as of December 31, 2020:

2021	55,540
2022	57,206
2023	58,922
2024	60,690
Total undiscounted cash flows	232,358
Less imputed interest (8%)	(49,529)
Present value of lease liability	$182,829

Total rental expense related to this location for the year ended December 31, 2020 was $57,256. The operating lease right-of-use asset net balance at December 31, 2020 related to this location was $0.

Note 9 – Accrued Compensation for Related Parties

At December 31, 2020, accrued compensation was $154,500, representing cash compensation due to the Company’s executive officers for services rendered.

Note 10 – Notes Payable

Notes payable represents the following at December 31, 2020 and 2019:

Note payable dated May 17, 2019 for $30,000, with interest at 5% per annum and due on April 30, 2020. The Note and accrued interest totaled $31,791 were settled by the issuance of 242,407 common shares of the Company at a price of $0.131 per share. The shares were valued at $0.33 per share based on the market price at the settlement date. Accordingly, the Company recorded loss on loan settlement of $48,203 during the year ended December 31, 2020.	$30,000
Less: Settlement	(30,000)
	0	(1)

Note payable to an individual dated July 8, 2019 for $40,000, with interest at 8% per annum and due on July 8, 2020. The Note is a convertible promissory note. The Note holder has the right to convert all or any portion of the principal amount and accrued interest due on the Note into the shares issued under the Company’s qualified Regulation A offering circular (the “Offering Statement”), at the offering price of such offering ($0.50 per share). The Note is currently past due.	40,000	(2)

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
During the year ended December 31, 2020, principal and accrued interest totaling $86,100 was converted into 713,250 common shares of the Company within the terms of the note.	75,000
Less: conversion	(75,000)
	0	(3)

Note payable dated October 15, 2019 for $75,000, with interest at 10% per annum and due on July 15, 2020. The Note is a convertible promissory note. The Note holder has the right to convert all or any portion of the principal amount and accrued interest due on the Note into the shares under the Offering Statement at the offering price. Furthermore, the Company issued 10,000 shares of the Company’s common stock to the unrelated party investor as further consideration to enter into the loan with the Company. During the year ended December 31, 2020, principal and accrued interest totaling $83,233 was converted into 1,503,883 common shares of the Company within the terms of the note.	75,000
Less: conversion	(75,000)
	0	(4)

Note payable of $78,750 dated October 28, 2019 for cash of $75,000, with interest at 10% per annum and due on October 28, 2020. The Note is a convertible promissory note. The conversion price is equal to the lesser of (i) the price per share of common stock sold to investors in the Offering Statement ($0.50 per share), or (ii) a variable conversion price equal to 60% multiplied by the lowest trading price for the common stock during the ten (10) trading day period ending on the latest completed trading day prior to the conversion date, representing a discount rate of 40%. The Note and accrued interest totaling $84,620 was converted into 1,119,309 common shares of the Company within the terms of the note during the year ended December 31, 2020. Accordingly, the unamortized discount as of the conversion date in the amount of $62,652 was expensed.	78,750
Less: conversion	(78,750)
	0	(5)

Note payable of $78,750 dated October 28, 2019 for cash of $75,000, with interest at 10% per annum and due on October 28, 2020. The Note is a convertible promissory note. The conversion price equals the lesser of (i) the price per share of common stock sold to investors in the Offering Statement ($0.50 per share), or (ii) a variable conversion price equal to 60% multiplied by the lowest trading price for the common stock during the ten (10) trading day period ending on the latest completed trading day prior to the conversion date, representing a discount rate of 40%. The Note and accrued interest totaling $84,529 was converted into 1,080,808 common shares of the Company within the terms of the note during the year ended December 31, 2020. Accordingly, the unamortized discount as of the conversion date in the amount of $57,130 was expensed.	78,750
Less: conversion	(78,750)
	0	(6)

Note payable of $78,750 dated October 28, 2019 for cash of $75,000, with interest at 10% per annum and due on October 28, 2020. The Note is a convertible promissory note. The conversion price equals the lesser of (i) the price per share of common stock sold to investors in the Offering Statement ($0.50 per share), or (ii) a variable conversion price equal to 60% multiplied by the lowest trading price for the common stock during the ten (10) trading day period ending on the latest completed trading day prior to the conversion date, representing a discount rate of 40%. The Note and accrued interest totaling $84,620 was converted into 1,119,309 common shares of the Company within the terms of the note during the year ended December 31, 2020. Accordingly, the unamortized discount as of the conversion date in the amount of $62,652 was expensed.	78,750
Less: conversion	(78,750)
	0	(7)

On October 18, 2019, Legend Nutrition, Inc. (“Legend”), a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement with David Morales to acquire all of the assets associated with and related to a retail vitamin, supplements and nutrition store located in McKinney, Texas. Pursuant to the Asset Purchase Agreement, Legend purchased a variety of assets including software, contracts, bank and merchant accounts, products, inventory, computers, security systems and other intellectual properties (the “Assets”). For consideration of the Assets, Legend issued to Mr. Morales a promissory note in the amount of $75,000 bearing an interest rate of five percent (5%) per annum and with a maturity date of one year (October 18, 2020). The Note and accrued interest totaling $ 81,657 was settled by the issuance of 889,979 common shares of the Company. The shares were valued at $0.21 per share based on the market price at the settlement date. Accordingly, the Company recorded a loss on loan settlement of $889,979 during the year ended December 31, 2020.	75,000
Less: Settlement	(75,000)
	0	(8)

Note payable of $157,500 dated February 24, 2020 for cash of $150,000, net of original issue discount of $7,500, with interest at 8% per annum and due on February 24, 2021. The Note is a convertible promissory note. The conversion price equals 60% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to and including the conversion date, representing a discount rate of 40%. %. The Note and accrued interest totaling $166,362 was converted into 3,071,819 common shares of the Company within the terms of the note during the year ended December 31, 2020.	157,500	(9)
Less: Conversion	(157,500)
	0

Note payable of $88,000 dated April 20, 2020 for cash of $88,000, with interest at 8% per annum and due on April 20, 2021. The annual interest rate will increase to 22% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%. The Note and accrued interest totaling $140,968 was converted into 2,232,298 common shares of the Company within the terms of the note during the year ended December 31, 2020.	88,000	(11)
Less: Conversion	(88,000)
	0

Note payable of $105,000 dated April 30, 2020 for cash of $100,000, net of original issue discount of $5,000, with interest at 8% per annum and due on April 30, 2021. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lower of $0.50 per share or 60% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 40%. The Note and accrued interest totaling $109,200 was converted into 1,511,000 common shares of the Company within the terms of the note during the year ended December 31, 2020.	105,000	(12)
Less: Conversion	(105,000)
	0

Note payable of $53,000 dated May 19, 2020 for cash of $53,000, with interest at 8% per annum and due on August 19, 2021. The annual interest rate will increase to 22% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%. The Note and accrued interest totaling $86,217 was converted into 683,791 common shares of the Company within the terms of the note during the year ended December 31, 2020.	53,000	(11)
Less: Conversion	(53,000)
	0

Note payable dated June 24, 2020 for $30,000, with interest at 5% per annum and due on September 24, 2020. The Note is unsecured. The Note and accrued interest totaling $ 30,777 was settled by the issuance of 376,704 common shares of the Company. The shares were valued at $0.21 per share based on the market price at the settlement date. Accordingly, the Company recorded a loss on loan settlement of $48,331 during the year ended December 31, 2020.	30,000	(14)
Less: Conversion	(30,000)
	0

Note payable dated July 7, 2020 for $50,000, with interest at 5% per annum and due on July 7, 2021. The Note is unsecured.	$50,000	(15)

Note payable of $53,000 dated August 5, 2020 for cash of $53,000, with interest at 8% per annum and due on November 5, 2021. The annual interest rate will increase to 22% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%.	53,000	(16)

Note payable of $105,000 dated August 11, 2020 for cash of $100,000, net of original issue discount of $5,000, with one-time interest charge of 8% payable and due on May 11, 2021. The outstanding balance of the Note will be increase by 135% if in default. The Note is a convertible promissory note. The conversion price equals the lower of $0.50 per share or 60% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 40%.	105,000	(17)

Note payable of $53,000 dated September 14, 2020 for cash of $53,000, with interest at 8% per annum and due on December 14, 2021. The annual interest rate will increase to 22% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%.	53,000	(18)

Note payable to an unrelated party dated September 11, 2020 for $4,000, with no interest and due on demand.	4,000	(19)

Note payable to an unrelated party dated September 16, 2020 for $5,000, with no interest and due on demand.	5,000	(20)

Note payable of $56,750 dated October 12, 2020 for cash of $52,750, with interest at 8% per annum and due on October 12, 2021. The annual interest rate will increase to 24% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.50 per share or 60% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 40%.	56,750	(18)

Note payable of $138,00 dated November 13, 2020 for cash of $138,000, with interest at 8% per annum and due on November 13, 2021. The annual interest rate will increase to 18% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%.	138,000	(18)

Note payable of $83,500 dated December 2, 2020 for cash of $83,500, with interest at 8% per annum and due on March 2, 2022. The annual interest rate will increase to 22% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%.	$83,500	(20)
	$588,250
Less: unamortized discount	(449,405)
Total	$138,845
Short term convertible notes, net of discount of $370,923	$74,827
Long-term convertible notes, net of discount of $78,482	$5,018
Short-term non-convertible notes – continuing operations	$55,000
Short-term non-convertible notes – discontinued operations	$4,000
Long-term non-convertible notes	$0

The maturities of long-term debt are as follows:

Year	Amounts
2022	83,500
Total	$83,500

Note 11 – Loans from Related Parties

On April 12, 2019, the Company entered into individual share exchange agreements and promissory notes with each of Daniel Dror, Winfred Fields and former Directors Everett Bassie and Charles Zeller (the “AMIH Shareholders”), whereby the AMIH Shareholders agreed to cancel and exchange a total of 5,900,000 shares of their AMIH common stock. The Company issued individual promissory notes with an aggregate principal amount of $350,000 (the “Promissory Notes”) for cancellation of the 5,900,000 common shares. The Promissory Notes have a term of two years and accrue interest at the rate of 10% per annum until paid in full by the Company. The Company recorded interest of $7,506 on these notes during the year ended December 31, 2020. The accrued interest on these notes was $18,982 as of December 31, 2020. The Note and accrued interest totaling $ 280,108 was settled by the issuance of 3,476,495 common shares of the Company. The shares were valued at $0.31 and $0.27 per share based on the market price at the settlement date. Accordingly, the Company recorded a loss on loan settlement of $758,601 during the year ended December 31, 2020.	$350,000
Less: Conversion	(240,000)
110,000

Note payable to Isaak Cohen, father to the Company’s CEO, dated June 21, 2019 for $40,000, with interest at 8% per annum and due on June 21, 2020. The promissory note is unsecured. Furthermore, the Company issued 50,000 shares of the Company’s common stock to the related party investor as further consideration to enter into the loan with the Company. The Company issued 50,000 common shares valued at $0.10 per share, or $5,000, based on recent sales of common stock to the third party, which was accounted for at a discount on the note. The principal of this Note of $40,000 and accrued interest of $2,214 was paid with cash in full during the first quarter of 2020. Accordingly, the unamortized discount as of the payment date in the amount of $2,363 was expensed.	0

Note payable to Isaak Cohen, father to the Company’s CEO, dated September 9, 2019 for $100,000, with interest at 8% per annum and due on September 9, 2020. The promissory note is unsecured. Furthermore, the Company issued 100,000 shares of the Company’s common stock to the related party investor as further consideration to enter into the loan with the Company. The Company issued 100,000 common shares valued at $1.00 per share, or $100,000, based on the market price at the grant date, which was accounted for as a discount on the note. The Note and accrued interest totaling $109,278 were settled by the issuance of 895,722 common shares of the Company at a price of $0.122 per share. The shares were valued at $0.33 per share based on the market price at the settlement date. Accordingly, the Company recorded a loss on loan settlement of $186,310 during the nine months ended September 30, 2020.	0

As of December 31, 2020, the Company had a short-term note payable in the amount of $13,473 to Kemah Development Texas, LP, a company owned by Dror Family Trust, a related party.	13,473

As of December 31, 2020, the Company had a short-term loan payable in the amount of $11,919 to a related party with no interest and due on demand.	11,919

As of September 30, 2020, outstanding loan balances payable to two of the Company officers and board members, Jacob Cohen and Esteban Alexander, was $35,879. The Company incurred $723 and $2,153, respectively, on imputed interest expense due to related party borrowing during the three and nine months ended September 30, 2020.	35,879
$171,271
Less: unamortized discount	(0)
Total	$171,271
Long-term loan from related parties	$110,000
Short-term loan from related parties – continuing operations	$25,392
Short-term loan from related parties – discontinued operations	$35,879

Note 12 – Derivative Liabilities

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

The Company’s convertible note has been evaluated with respect to the terms and conditions of the conversion features contained in the note to determine whether they represent embedded or freestanding derivative instruments under the provisions of ASC 815. The Company determined that the conversion features contained in the notes totaled $1,243,750 and represent a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Lattice Model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion.

The Convertible Note derivatives were valued as of December 31, 2019, issuance, conversion and December 31, 2020 as set forth in the table below.

Derivative liabilities as of December 31, 2019	$458,745
Initial derivative liabilities at new note issuance	895,204
Initial loss	(36,607)
Conversion	(907,550)
Mark to market changes	107,574

Derivative liabilities as of December 31, 2020	$517,366

As of December 31, 2020, the Company had derivative liabilities of $517,366, and recorded changes in derivative liabilities in the amount of $105,254 during the year ended December 31, 2020.

The following assumptions were used for the valuation of the derivative liability related to the Notes:

-	The stock price would fluctuate with the Company’s projected volatility;
-	The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of the Company and the term remaining for each note ranged from 176% through 290% at issuance, conversion, and quarters ends;
-	The Company would not redeem the notes;
-	An event of default adjusting the interest rate would occur initially 0% of the time for all notes with increases 1% per month to a maximum of 10% with the corresponding penalty;
-	The Company would raise capital quarterly at market, which could trigger a reset event; and
-	The Holder would convert the note monthly if the Company was not in default.

Note 13 – Costs and estimated earnings in excess of billings on uncompleted contract

The Company has two major long-term contracts in progress which were completed during the year ended December 31, 2020. Work has started on the long-term contracts that will have costs and earnings in the following periods:

Job	Total

Contract Revenues	5,640,707
Other Revenue	156,922
Total Revenues	5,797,629

Contract COGS	4,184,033
Other COGS	668,598
Total COGS	4,852,631

Gross Profit	944,998
Percentage of completion (POC)	100%

Revenues – POC	7,358,273

Bill to Date	$7,358,273

Costs and estimated earnings in excess of billings on uncompleted contract	$-

Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are reclassified to accounts receivable when they are billed under the terms of the contract. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date, which was $0 as of December 31, 2020. The Company recognized revenue of $5,640,707 for the two construction projects, Normandy and Gateway during the year ended December 31, 2020 in connection with such contract assets. All incurred costs associated with contract assets as of December 31, 2020 was billed and collected.

Note 14 – Income Taxes

The Company has current net operating loss carryforwards in excess of $3,049,371 as of December 31, 2020, to offset future taxable income, which expire beginning 2029.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

December 31, 2020
Deferred Tax Asset:
Net Operating Loss	$640,368
Valuation Allowance	(640,368)
Net Deferred Asset	$—

At December 31, 2020, the Company provided a 100% valuation allowance for the deferred tax asset because it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

Note 15 – Capital Stock

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $0.0001 par value, of which three shares were designated as Series A Preferred Stock and 2,000,000 were designated as Series B Preferred stock, the balance of 2,999,997 shares of preferred stock were undesignated as of December 31, 2020.

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

On May 15, 2020, the Company entered into a Securities Purchase Agreement with GCN as described in greater detail in “Note 1 Summary of Significant Account Policies – Organization, Ownership and Business”. Pursuant to the SPA, the Company acquired a 51% interest in Life Guru from GCN in consideration for 500,000 shares of newly designated Series B Convertible Preferred Stock, which had an agreed upon value of $500,000 ($1.00 per share), and agreed to issue GCN up to an additional 1,500,000 shares of Series B Convertible Preferred Stock (with an agreed upon value of $1,500,000) upon reaching certain milestones. The fair value of the first 500,000 shares of the Company’s Series B Preferred Stock at grant date was $605,488, a result of market price per common share at the grant date times the equivalent number of common shares after the conversion of Series B Preferred Stock. Such 500,000 initial shares of Series B Preferred Stock were subsequently converted to common stock in June 2020, as discussed below.

On May 20, 2020, the Company issued one share of its newly designated shares of Series A Preferred Stock to each of the three members of its then Board of Directors, (1) Jacob D. Cohen, (2) Esteban Alexander and (3) Luis Alan Hernandez, in consideration for services rendered to the Company as members of the Board of Directors. Such shares of Series A Preferred Stock vote in aggregate sixty percent (60%) of the total vote on all shareholder matters, voting separately as a class. Notwithstanding such voting rights, no change in control of the Company was deemed to have occurred in connection with the issuance since Messrs. Cohen, Alexander and Hernandez, own in aggregate 68% of the Company’s outstanding common stock and therefore controlled the Company prior to such issuance. The shares of Series A Preferred Stock held by Mr. Alexander and Mr. Hernandez were canceled on November 6, 2020 pursuant to the Stock Purchase Agreements dated October 2, 2020, and as such, a change of control occurred on such date, with Mr. Cohen taking over voting control of the Company, and serving since December 15, 2020, as the sole officer and director of the Company.

As of December 31, 2020, there was one share of Series A Preferred Stock and no shares of Series B Preferred Stock issued and outstanding. There were no shares of preferred stock issued and outstanding as of December 31, 2019.

Common Stock

The Company is authorized to issue up to 195,000,000 shares of common stock, $0.0001 par value, of which 55,066,855 shares were issued and outstanding at December 31, 2020 and 27,208,356 were issued and outstanding at December 31, 2019.

On July 5, 2019, our Board of Directors adopted and approved our 2019 Stock Option and Incentive Plan (the “Plan”). The Plan is intended to promote the interests of our Company by providing eligible persons with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company as an incentive for them to remain in the service of the Company. The maximum number of shares available to be issued under the Plan is currently 10,000,000 shares, subject to adjustments for any stock splits, stock dividends or other specified adjustments which may take place in the future. During the year ended December 31, 2020, the Company issued a total of 770,000 shares to eligible persons under the Plan and recorded $232,700 as Stock Based Compensation against these issuances based on the market prices at the grant date. As of December 31, 2020, the number of shares under the Plan available for future issuance was 7,565,000 shares.

On January 1, 2020, the Company issued Jesse J. Dickens, CEO of CCS, 500,000 shares of restricted common stock pursuant to an employment agreement entered into on October 1, 2019. Mr. Dickens will receive an annual base salary of $120,000, plus an equity grant in the amount of one million (1,000,000) shares of restricted common stock (the “Equity Shares”) subject to a vesting period of one-year, of which two-hundred and fifty thousand (250,000) shares were issued to Mr. Dickens upon signing the Employment Agreement and the remaining shares issuable as follows: 250,000 shares on January 1, 2020, 250,000 shares on April 1, 2020, and 250,000 shares on July 1, 2020. Accordingly, 250,000 shares were recognized as Mr. Dickens’ compensation during the first quarter of 2020, 250,000 shares shall be recognized as Mr. Dickens’ compensation during the second quarter of 2020, and the final tranche of 250,000 shares were recognized as Mr. Dickens’ compensation during the third quarter of 2020. The shares were valued at $1.12 per share based on the market price at the grant date. Accordingly, the Company recorded stock-based compensation of $280,000 and $840,000 for the three and nine months ended December 31, 2020, respectively.

On January 3, 2020, 650,000 shares of restricted common stock were cancelled in connection with the four exchange agreements, dated April 12, 2019 (see “Note 1 Summary of Significant Account Policies – Organization, Ownership and Business”), pursuant to which 5,900,000 shares of common stock were to be cancelled in exchange for four long-term notes totaling $350,000. 4,250,000 shares were returned to treasury and cancelled in 2019, and the remaining 1,000,000 shares were returned to treasury in the second quarter of 2020.

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

On August 26, 2020, the Company issued 242,407 common shares to settle a Note with an unrelated party, dated May 17, 2019. The shares were valued at $0.33 per share based on the market price at the settlement date. Accordingly, the Company recorded a loss on loan settlement of $48,203 during the year ended December 31, 2020.

On August 28, 2020, the Company issued 895,722 common shares to settle a Note with an unrelated party. The shares were valued at $0.33 per share based on the market price at the settlement date. Accordingly, the Company recorded loss on loan settlement of $186,310 during the year ended December 31, 2020.

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

On October 13, 2020, the Company issued 136,687 common shares to an investor in exchange for $12,818 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Adar Alef, LLC, dated February 24, 2020.

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

On October 30, 2020, the Company issued 416,667 common shares to an investor in exchange for $30,000 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to GHS Investments, LLC, dated October 10, 2020.

On November 3, 2020, the Company issued 492,126 common shares to an investor in exchange for $20,000 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Geneva Roth Remark Holdings, Inc., dated April 20, 2020.

On November 4, 2020, the Company issued 520,833 common shares to an investor in exchange for $26,000 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Adar Alef, LLC, dated February 24, 2020.

On November 9, 2020, the Company issued 688,976 common shares to an investor in exchange for $20,000 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Geneva Roth Remark Holdings, Inc., dated April 20, 2020.

On November 13, 2020, the Company issued 721,154 common shares to an investor in exchange for $36,000 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Adar Alef, LLC, dated February 24, 2020.

On November 17, 2020, the Company issued 480,769 common shares to an investor in exchange for $24,000 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Adar Alef, LLC, dated February 24, 2020.

On November 23, 2020, the Company issued 480,000 common shares to an investor in exchange for $25,000 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Firstfire Global Opportunities Fund, LLC, dated April 30, 2020.

On December 2, 2020, the Company issued 716,527 common shares to an investor in exchange for $35,769 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to GHS Investments, LLC, dated October 11, 2019.

On December 3, 2020, the Company issued 889,054 common shares to an investor in exchange for $48,862 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Adar Alef, LLC, dated February 24, 2020.

On December 3, 2020, the Company issued 1,031,000 common shares to an investor in exchange for $84,200 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Firstfire Global Opportunities Fund, LLC, dated April 30, 2020.

On December 15, 2020, the Company issued 622,000 common shares to an investor in exchange for $31,100 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Greentree Financial Group, Inc., dated August 26, 2019.

On December 16, 2020, the Company issued 2,501,378 common shares to settle a Note with an unrelated party, dated April 12, 2019. The shares were valued at $0.31 per share based on the market price at the settlement date. Accordingly, the Company recorded a loss on loan settlement of $580,320 during the year ended December 31, 2020.

On December 16, 2020, the Company issued 500,000 shares of the Company’s common stock to eligible persons under the Plan. The shares were valued at $0.08 per share or $40,000.

On December 17, 2020, the Company issued 412,580 common shares to an investor in exchange for $35,000 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to investor dated April 20, 2020. After this conversion, the balance owed under the convertible note is $25,968.

On December 18, 2020, the Company issued 975,117 common shares to settle a Note with an unrelated party, dated April 12, 2019. The shares were valued at $0.27 per share based on the market price at the settlement date. Accordingly, the Company recorded a loss on loan settlement of $178,282 during the year ended December 31, 2020.

On December 30, 2020, the Company issued 376,704 common shares to settle a Note with an unrelated party, dated June 24, 2020. The shares were valued at $0.21 per share based on the market price at the settlement date. Accordingly, the Company recorded a loss on loan settlement of $48,331 during the year ended December 31, 2020.

On December 30, 2020, the Company issued 683,791 common shares to an investor in exchange for $86,217 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Geneva Roth Remark Holdings, Inc., dated May 19, 2020.

On December 30, 2020, the Company issued 889,979 common shares to settle a Note with an unrelated party, dated October 18, 2019. The shares were valued at $0.21 per share based on the market price at the settlement date. Accordingly, the Company recorded a loss on loan settlement of $114,239 during the year ended December 31, 2020.

On December 31, 2020, the Company issued 297,900 common shares to an investor in exchange for $25,968 of principal and accrued interest owed under the terms and conditions of that convertible note as issued to Geneva Roth Remark Holdings, Inc., dated April 20, 2020.

Note 16 – Going Concern

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying financial statements, the Company has a net loss from continuing operation of $6,136,105 and $3,131,760 for the year ended December 31, 2020 and 2019 respectively, a net loss from discontinued operation of $1,203,785 and $80,488 for the year ended December 31, 2020 and 2019 respectively, and an accumulated deficit of $10,559,658 as of December 31, 2020. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There can be no assurance that the Company will become commercially viable without additional financing, the availability and terms of which are uncertain. If the Company cannot secure necessary capital when needed on commercially reasonable terms, its business, condition (financial and otherwise) and commercial viability may be harmed. Although management believes that it will be able to successfully execute its business plan, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Note 17 – Uncertainties

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

AMIH vs. Winfred Fields

On November 11, 2019, the Company filed an original petition and jury demand against Winfred Fields, a shareholder, in the 458th Judicial District Court of Fort Bend County seeking damages related to breach of contract and fraud related charges. The Company executed an exchange agreement with Mr. Fields on or around April 12, 2019 whereby Mr. Fields was required to tender to the Company a total of 650,000 of the 750,000 shares of the Company’s common stock that Mr. Fields then owned (the “Exchanged Shares”) in exchange for a promissory note with a maturity date of April 12, 2021 payable in the amount of $42,500 (the “Fields Note”) (see also “Note 11 - Loans to Related Parties”). The Exchange Agreement required that Mr. Fields immediately return the stock certificates for the Exchanged Shares to the Company or its designated agent for immediate cancellation and for Mr. Fields to retain the remaining 100,000 shares. Mr. Fields agreed in the Exchange Agreement that these shares would not become unrestricted until such time as Mr. Fields received an opinion of counsel satisfactory to the Company that the shares were not restricted for trade under SEC regulations. After executing the Exchange Agreement, Mr. Fields—rather than return the Exchanged Shares or obtain said opinion of counsel—attempted to deposit and trade the Exchanged Shares and the restricted shares, which was a direct violation of the Exchange Agreement. The Company asserts that Mr. Fields knowingly, willingly and fraudulently attempted to deposit and trade the Exchanged Shares and is seeking damages and equitable relief. Upon several attempts to serve Mr. Fields, service was perfected on or around February 3, 2020. On March 2, 2020, Mr. Fields filed a response generally denying all claims. On May 22, 2020, the Company filed its first request for production and request for disclosure and discovery insisting that Mr. Fields produce all documentation related to the fraudulent transaction and is awaiting a response to these requested discovery items. The outcome of this action is currently unknown at this time. In November 2019, the Company recovered 650,000 shares from Mr. Fields which were cancelled in 2019.

Note 18 – Discontinued Operations

During 2020, the Company decided to discontinue the operation of its VISSIA McKinney, VISSIA Waterway, and Legend Nutrition. VISSIA McKinney, VISSIA Waterway, and Legend Nutrition have been presented as discontinued operations in the accompanying consolidated financial statements. The operating results for VISSIA McKinney, VISSIA Waterway, and Legend Nutrition have been presented in the accompanying consolidated statement of operations for the years ended December 31, 2020 and 2019 as discontinued operations and are summarized below:

	Years Ended December 31,
	2020	2019
Revenue	$311,672	$214,101
Cost of revenue	205,742	107,195
Gross Profit	105,930	106,906
Operating expenses	587,580	178,340
Loss from operations	(481,650)	(71,434)
Other Expenses	(722,135)	(9,054)
Net loss	$(1,203,785)	$(80,488)

Note 19 – Subsequent Events

On January 6, 2021 (the “First Closing Date”), the Company closed the transactions contemplated by a Securities Purchase Agreement dated January 6, 2021 (the “Purchase Agreement”), which was entered into with a group of accredited institutional investors (collectively, the “Investors”), for the sale of convertible promissory notes. Pursuant to the Purchase Agreement, the Company agreed to sell 6% Original Issue Discount Senior Secured Convertible Promissory Notes in an aggregate principal amount of $1,450,000 (the “Notes”) and warrants to purchase up to an aggregate of 6,750,000 shares of the Company’s common stock (the “Warrants”) to the Investors and entered into a Security Agreement, a Guaranty Agreement, a Pledge Agreement, and a Registration Rights Agreement (the foregoing, collectively with the Purchase Agreement, Notes and Warrant, the “Transaction Documents”). The Purchase Agreement includes indemnification obligations of the Company, requirements for the Company to reserve three times the number of shares of common stock issuable upon conversion of the Notes and exercise of the Warrants, the right of the Investors to participate up to 30% in any future equity or debt offering made by the Company in the 12 months after the First Closing Date, a prohibition on the Company selling any shares of common stock or common stock equivalents until 30 days after the First Closing Date, subject to certain exceptions, a one year prohibition on the Company entering into any equity line transaction or variable rate transaction (including convertible notes with adjustable conversion prices), and a one year prohibition, without the approval of the Investors, of a reverse or forward stock split.

A total of $850,000 in Notes (the “First Tranche Notes”) were sold on the First Closing Date, and a total of $600,000 in Notes (the “Second Tranche Notes”), were sold on March 30, 2020 (the “Second Closing Date”). In connection with the sale of the First Tranche Notes, the Company paid $25,000 of the Investors’ legal fees and certain other amounts in expense reimbursements.

The First Tranche Notes mature on January 7, 2022 and the Second Tranche Notes mature on March 30, 2022, and accrue interest at a rate of 6% per annum (15% upon the occurrence of an event of default) payable to the Investors in cash on a calendar quarterly basis (which changes to monthly upon the occurrence of an event of default). Each of the Notes contained a 6% original issue discount.

The First Tranche Notes are convertible into shares of the Company’s common stock at any time, at a rate equal to the lesser of (i) $0.50 per share and (ii) 75% of the lowest daily volume-weighted average price (VWAP) of the Company’s common stock during the seven consecutive trading days prior to the delivery of a conversion notice (the “Market Price”), but not less than 75% of the VWAP on the First Closing Date. The Second Tranche Notes are convertible into shares of the Company’s common stock at a rate equal to the lesser of (1) the VWAP on the Second Closing Date ($0.2437) or (2) the Market Price, but not less than 75% of the VWAP on the Second Tranche closing date. However, if while any Notes are outstanding and the daily VWAP on any of seven consecutive trading days is less than the applicable floor price(s), such floor price(s) are reduced (but not increased) to 75% of the VWAP on the seventh trading day.

The conversion price of the Notes may be adjusted upon the occurrence of certain events and the Notes may be declared immediately due and payable by the Investors in the event the Company defaults on any terms of the Notes or the other Transaction Documents. Additionally, at the option of the Investors, upon the occurrence of any event of default, the Investors can elect to convert the Notes at the lower of the stated conversion price and a conversion price equal to 70% of the lowest closing bid price of the common stock during the 10 consecutive trading day period ending and including the date of delivery or deemed delivery of any applicable conversion notice (the “Alternative Conversion Price”). The Notes contain penalties for the Company’s failure to timely deliver shares due upon conversion thereof. The Notes contain provisions limiting each Investor’s ability to convert any portion of its individual Note if such conversion would cause the Investor’s (or any affiliate of any such Investor) holdings in the Company to exceed 9.99% of the Company’s issued and outstanding shares of common stock. The Notes contain customary events of default, which include any default of $30,000 of more of indebtedness of the Company, final judgements equal to or greater than $75,000 rendered against the Company, and the Company’s failure to comply with the reporting obligations of the Securities Exchange Act of 1934, as amended. Upon the occurrence of an event of default, at the option of the holder thereof, the amount of the Note increases by 110% (including principal and accrued interest) (plus 2% additional for each event of default that occurs thereafter). The Notes contain certain rights of the holders thereof upon the occurrence of a change of control or fundamental transaction, each as described in greater detail therein.

The Warrants are exercisable at various prices with (i) Warrants to purchase 2,250,000 shares of common stock exercisable at $0.20 per share, (ii) Warrants to purchase 2,250,000 shares of common stock exercisable at $0.35 per share, and (iii) Warrants to purchase 2,250,000 shares of common stock exercisable at $0.50 per share. All of the Warrants may be exercised via cashless exercise in the event that the shares underlying the Warrants are not registered within 180 days of the closing of the transaction. The Warrants, if not exercised by such date, terminate on January 7, 2026. The Warrants contain provisions limiting each Investor’s ability to exercise the Warrants if such exercise would cause the Investor’s (or any affiliate of any such Investor) holdings in the Company to exceed 9.99% of the Company’s issued and outstanding shares of common stock. We may prepay the Notes (provided we treat all Note holders equally) by paying 110% of the principal and interest thereon at any time (provided we are required to provide the holders 15 days prior written notice of such repayment, and during which time period the holder may convert the Note into common stock). Unless the Company’s common stock is listed on the NYSE, the NYSE American, the Nasdaq Capital Market, Nasdaq Global Market or Nasdaq Global Select, at any time the Company issues common stock or common stock equivalents, subject to certain exceptions, below the then exercise price, the exercise price of the Warrants reset to the lower of such dilutive issuance or the VWAP on the next trading day following the first public disclosure of such dilutive issuance. Upon an event of default, the exercise price of the Warrants, at the option of the Investors, is the Alternative Conversion Price. If the Company undertakes a fundamental transaction and the successor entity is not a publicly-traded company, the holders of the Warrants have the right to require the Company to pay the greater of (a) the Black Scholes Value of the warrants; and (b) the positive difference between the consideration payable in such fundamental transaction minus the exercise price.

On January 12, 2021, the Company issued 708,750 common shares to an investor in exchange for $114,392 of principal and accrued interest owed under the terms and conditions of that promissory note as issued to LGH Investments, LLC., dated August 11, 2020.

On January 13, 2021, the Company issued 105,000 shares of the Company’s common stock to eligible persons under the Plan. The shares were valued at $0.40 per share or $40,000.

On January 21, 2021, the Company agreed to issue 4,000,000 shares of common stock to Mr. Rodriquez under the terms of his employment agreement, 1,500,000 million shares of common stock to Mr. Bowen under the terms of his employment agreement and 1,000,000 shares to David M. Loev, the managing partner of The Loev Law Firm, PC, the Company’s securities counsel, who is also the brother-in-law of Jacob D. Cohen, the Company’s sole officer and director, under the terms of the reduced fee agreement. The securities issued to the Company’s legal counsel are subject to a two-year lock-up agreement, preventing the sale or transfer of such shares without the written approval of the Company, except to affiliates of the holder, who agree to be bound by the same terms.

On January 22, 2021, Mr. Jacob D. Cohen, as the sole member of the Board of Directors of the Company, approved the issuance to himself, in consideration for services rendered as the sole officer and director of the Company, of 2,500,000 shares of restricted common stock. The securities are subject to a two-year lock-up agreement, preventing the sale or transfer of such shares without the written approval of the Company, except to affiliates of the holder, who agree to be bound by the same terms.

On January 22, 2021, the Company issued 400,000 shares of the Company’s common stock in consideration for consulting services. The shares were valued at $0.38 per share, or $152,000 based on the market price on the date of issuance.

On January 22, 2021, the Company issued 200,000 common shares to an investor in exchange for $94,500 in cash, net of offering costs. The shares issued to the investor are part of the 10,000,000 Shares offered and registered by the Company under the Offering Statement.

On February 8, 2021, the Company issued 217,640 common shares to an investor in exchange for $50,275 of principal and accrued interest owed under the terms and conditions of that 6% convertible promissory note as issued to L1 Capital Global Opportunities Master Fund (“L1 Capital”), dated January 7, 2021.

On February 12, 2021, the Company issued 224,921 common shares to an investor in exchange for $50,000 of principal and accrued interest owed under the terms and conditions of that 6% convertible promissory note as issued to Cavalry Fund 1, LP (“Cavalry”), dated January 7, 2021.

On February 26, 2021, the Company issued 500,000 shares of the Company’s common stock in consideration for consulting services. The shares were valued at $0.08 per share, or $142,600 based on the market price on the date of issuance.

On March 5, 2021, the Company issued 409,333 common shares to an investor in exchange for $75,000 of principal and accrued interest owed under the terms and conditions of that 6% convertible promissory note as issued to Cavalry, dated January 7, 2021.

On March 8, 2021, we entered into a Consulting Agreement with KBHS, LLC (“KBHS”), whose Chief Executive Officer is Mr. Kevin Harrington, who was appointed as the sole member of our newly formed Advisory Committee.

Pursuant to the Consulting Agreement, KBHS agreed to provide consulting services to the Company as the Company’s Brand Ambassador, including providing endorsement services and advising on marketing, promotions, acquisitions, licensing and business development. KBHS also agreed to up to four webinar appearances on behalf of the Company per year to support the Company’s direct sales efforts. The Consulting Agreement has a term of two years, and can be terminated with ten days prior written notice (subject to applicable cure rights set forth in the Consulting Agreement), in the event we or KBHS breach any term of the agreement, or we fail to pay any amounts due, become subject to any government regulatory investigation, certain lawsuits, claims, actions or take certain other actions during the term of the Consulting Agreement.

As consideration for providing the services under the Consulting Agreement, we agreed to issue KBHS 1,500,000 shares of restricted common stock, which vest immediately upon issuance, to pay KBHS $10,000 per month, and agreed to pay KBHS a 5% finder’s fee on any new business introduced or developed by KBHS and 7.5% of the value of any acquisition or merger created or developed exclusively by KBHS, undertaken by the Company, subject to applicable laws. In the event we fail to pay any consideration due under the Consulting Agreement, such amount accrues interest at the rate of 1.5% per month until paid in full.

On March 8, 2020, the Company issued to GCN an additional 500,000 shares of Series B Convertible Preferred Stock, which had an agreed upon value of $500,000 ($1.00 per share) in connection with milestones achieved pursuant to the SPA as executed with GCN on May 15, 2020. Immediately upon issuance, GCN elected to convert the 500,000 shares of Series B Convertible Preferred Stock into 2,057,613 shares of the Company’s common stock, at a price of $0.24 per share.

On March 9, 2021, the Company issued 200,000 shares of the Company’s common stock in consideration for consulting services. The shares were valued at $0.22 per share, or $44,000 based on the market price on the date of issuance.

On March 18, 2021, the Company issued 451,060 common shares to an investor in exchange for $75,000 of principal and accrued interest owed under the terms and conditions of that 6% convertible promissory note as issued to Cavalry, dated January 7, 2021.

On March 19, 2021, the Company issued 872,270 common shares to an investor in exchange for $151,175 of principal and accrued interest owed under the terms and conditions of that 6% convertible promissory note as issued to L1 Capital, dated January 7, 2021.

On March 22, 2021, the Company issued 100,000 shares of the Company’s common stock in consideration for consulting services. The shares were valued at $0.28 per share, or $28,000 based on the market price on the date of issuance.

On March 24, 2021, the Company issued 555,324 common shares to an investor in exchange for $100,000 of principal and accrued interest owed under the terms and conditions of that 6% convertible promissory note as issued to Cavalry, dated January 7, 2021.

On April 8, 2021, the Company issued 909,361 common shares to an investor in exchange for $129,925 of principal and accrued interest owed under the terms and conditions of that 6% convertible promissory note as issued to Cavalry, dated January 7, 2021.

Management has evaluated all subsequent events from December 31, 2020 through the issuance date of the financial statements for subsequent event disclosure consideration. No change to the financial statements for the year ended December 31, 2020 is deemed necessary as a result of this evaluation.

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

Management, with the participation of our Chief Executive Officer (principal executive officer/principal financial/accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of December 31, 2020. As of December 31, 2020, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting as of December 31, 2020 (as described in greater detail below), our Chief Executive Officer (principal executive officer/principal financial/accounting officer) has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer/principal financial/accounting officer), as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the - Commission (2013 Framework)(the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

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

The Company recognizes the following weaknesses and deficiencies of the Company as of December 31, 2020:

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the three-months ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a result of COVID-19, our workforce has operated primarily in a work from home environment for the quarter ended December 31, 2020. While pre-existing controls were not specifically designed to operate in our current work from home operating environment, we don’t believe that such work from home actions have had a material adverse effect on our internal controls over financial reporting. We have continued to re-evaluate and refine our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each director and executive officer of the Company.

Name	Position	Age	Term of Office
Jacob D. Cohen	Chief Executive Officer, President, Director	42	April, 2019 – Present

Our directors are elected annually (or as often as we hold meetings of stockholders) and will hold office until our next annual meeting of the stockholders and until their successors are elected and qualified. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement. Our officers and directors (currently consisting solely of Mr. Cohen) may receive compensation as determined by us from time to time by vote of the board of directors (currently consisting solely of Mr. Cohen). Such compensation might be in the form of stock options or other equity. Directors may be reimbursed by the Company for expenses incurred in attending meetings of the board of directors. Vacancies in the Board are filled by majority vote of the remaining directors.

The business experience of Mr. Cohen is as follows:

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

Board Leadership Structure

Our board of directors (currently consisting solely of Mr. Cohen) has the responsibility for selecting the appropriate leadership structure for the Company. In making leadership structure determinations, the board of directors considers many factors, including the specific needs of the business and what is in the best interests of the Company’s stockholders. We currently do not have a Chairman of the board of directors; however, Mr. Cohen, who serves as the sole member of the board of directors, serves as the Chief Executive Officer of the Company. The board of directors (currently consisting solely of Mr. Cohen) believes that this leadership structure is the most effective and efficient for the Company at this time. Mr. Cohen possesses detailed and in-depth knowledge of the issues, opportunities, and challenges facing the Company. The Board believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

Risk Oversight

Effective risk oversight is an important priority of the board of directors (currently consisting solely of Mr. Cohen). Because risks are considered in virtually every business decision, the board of directors discuss risk throughout the year generally or in connection with specific proposed actions. The board of directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight, and fostering an appropriate culture of integrity and compliance with legal responsibilities. The directors exercise direct oversight of strategic risks to the Company.

Family Relationships

None of our directors (currently solely Mr. Cohen) are related by blood, marriage, or adoption to any other director, executive officer, or other key employees.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Other Directorships

No directors of the Company (currently consisting solely of Mr. Cohen) are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

Involvement in Certain Legal Proceedings

None of our executive officers or directors (currently consisting solely of Mr. Cohen) has been involved in any of the following events during the past ten years:

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

Board of Directors and Committee Meetings

During the fiscal years that ended on December 31, 2020 and 2019, the Board held no meetings, but took various actions via written consent of the board of directors.

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions, nor does our Company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by our board of directors (currently consisting solely of Mr. Cohen).

Our Company does not have any defined policy or procedural requirements for stockholders to submit recommendations or nominations for directors. Our directors (currently consisting solely of Mr. Cohen) believe that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct and strives to be compliant with applicable governmental laws, rules and regulations.

In lieu of an Audit Committee, the Company’s board of directors (currently consisting solely of Mr. Cohen) is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The board of directors review the Company’s internal accounting controls, practices and policies.

Director Independence

Our common stock is currently quoted on the OTCQB Market maintained by OTC Markets. The OTCQB Market does not require us to have independent members of our board of directors. We do not identify any of our directors as being independent.

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

Policy on Equity Ownership

The Company does not have a policy on equity ownership at this time. However, as illustrated in “Certain Beneficial Owners and Management “, all current officers and directors (currently consisting solely of Mr. Cohen) are beneficial owners of stock of the Company.

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

Advisory Board

On March 17, 2021, the Company formed an Advisory Board to provide guidance to the Board of Directors (currently consisting solely of Jacob D. Cohen), regarding business development, marketing, acquisitions and other growth initiatives, and on such other matters as the board of directors may from time-to-time request input and guidance on. The Advisory Board has no authority to bind the Company or the board of directors on any matters and was formed only to provide the director(s) non-binding guidance and advice as requested by the Directors from time to time.

On March 17, 2021, the board of directors appointed Mr. Kevin Harrington to the newly formed Advisory Board. The Advisory Board’s mandate is to provide guidance to the Board of Directors regarding business development, marketing, acquisitions, other strategic initiatives and other matters as may be requested. As of the date of this report, Mr. Harrington is the sole member of the Company’s Advisory Board.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file reports of their ownership of, and transactions in, our common stock with the SEC and to furnish us with copies of the reports they file. Based solely upon our review of the Section 16(a) filings that have been furnished to us and representations by our directors and executive officers (where applicable), we believe that for the year ended December 31, 2020, all Section 16(a) filings were timely filed, except that Luis Alan Hernandez, inadvertently failed to timely two Form 4s and as a result, three transactions were not timely disclosed; Esteban Alexander, inadvertently failed to timely two Form 4s and as a result, four transactions were not timely disclosed; and Jacob D. Cohen, inadvertently failed to timely file two Form 4s and as a result, four transactions were not timely disclosed.

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

Name and Principal Position	Fiscal Year Ended December 31	Salary ($)(1)	Bonus ($)	Stock Award (s) *		Option Awards *	All Other Compensation	Total
Jacob D. Cohen, CEO	2020	$120,000	—	$780,000	(4)	—	—	$900,000
	2019	$74,500	—	—		—	—	$74,500

Everett Bassie, Former CFO (2)	2020	$—	—	—		—	—	$—
	2019	$6,000	—	—		—	—	$6,000

Esteban Alexander, Former COO (3)	2020	$100,000	—	$780,000	(4)	—	—	$880,000
	2019	$74,500	—	—		—	—	$74,500

Alan Hernandez, Former CMO (3)	2020	$100,000	—	—		—	—	$100,000
	2019	$74,500	—	—		—	—	$74,500

Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. There have been no changes in the Company’s compensation policies since December 31, 2020.

* The fair value of stock issued for services computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 on the date of grant. The fair value of options granted computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 on the date of grant.

(1)	$56,000, $46,000 and $52,000 has been accrued to each of Messrs. Cohen, Alexander and Hernandez, respectively, which remains unpaid as of the date of this Report.

(2)	Mr. Bassie died suddenly on May 31, 2020.

(3)	On December 15, 2020, (a) Esteban Alexander, the Chief Operating Officer and member of the board of directors of the Company and (b) Luis Alan Hernandez, the Chief Marketing Officer and member of the board of directors of the Company, each provided notice to the board of directors of the Company of their resignation from their respective officer and Board positions, effective December 15, 2020.

(4)	Represents the value of 3,000,000 shares of common stock issued on May 22, 2020, valued at $0.26 per share, in consideration for services rendered.

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

Effective on December 15, 2020, Mr. Esteban Alexander and Mr. Alan Hernandez, resigned as officers and directors of the Company, and as a result of such resignations, their employment agreements were terminated.

On October 1, 2019, the Company entered into an Employment Agreement with Jesse L. Dickens, Jr. to serve as the Chief Executive Officer of the Company’s then newly formed wholly owned subsidiary, Capitol City Solutions USA, Inc. (“CCS”) (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Dickens will receive an annual base salary of $120,000 and will receive an equity grant in the amount of one million (1,000,000) shares of the Company’s common stock (the “Equity Shares”) pursuant to a vesting period of one-year, of which two-hundred and fifty thousand (250,000) shares are issuable to Mr. Dickens at the signing of the Employment Agreement and the remaining shares were issuable as follows: 250,000 shares on January 1, 2020, 250,000 shares on April 1, 2020, and 250,000 shares on July 1, 2020.

In addition, Mr. Dickens shall be eligible to receive cash performance bonuses and additional stock grants or options as determined by the Company from time to time. The Employment Agreement has a one-year term, provided, however, after the end of one year, the agreement will automatically renew for successive one-year terms.

On October 18, 2019, Legend Nutrition, Inc. (the Company’s wholly-owned subsidiary) entered into an Employment Agreement with Michael Ladner to serve as its Chief Executive Officer (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Ladner will receive an annual base salary of $60,000 per annum and shall increase to $100,000 per annum starting January 1, 2020 through October 18, 2021. In addition, Mr. Ladner shall be eligible to receive cash performance bonuses equal to five percent (5%) of the net profits generated by each Legend Nutrition store location while Mr. Ladner is employed by Legend. Further, Mr. Ladner may participate in equity incentive programs as determined by the Company from time to time. The Employment Agreement has a two-year term, provided, however, after the end of the term, the agreement will automatically renew for successive one-year terms. Mr. Ladner’s employment ended effective December 1, 2020, and he is no longer employed by Legend Nutrition, Inc.

On January 21, 2021, we entered into an Executive Employment Agreement with Alejandro Rodriguez, pursuant to which Mr. Rodriguez agreed to serve as the Chief Executive Officer of EPIQ MD, Inc. (“EPIQ MD”), a newly formed wholly-owned Texas subsidiary of the Company. The agreement has an initial term of three years, beginning on January 1, 2021, provided that the agreement automatically extends for additional one-year terms thereafter in the event neither party provides the other at least 60 days prior notice of their intention not to renew the terms of the agreement.

Pursuant to the terms of the agreement, Mr. Rodriguez’s annual compensation package includes annual base compensation of $90,000 for the first three months, which increases to an annual base salary of $120,000 commencing April 1, 2021, throughout the initial term of this agreement, provided that the annual salary increases to $240,000 upon Mr. Rodriguez and EPIQ MD achieving the First Performance Benchmarks (defined below), and increases to $500,000 upon achieving the Second Performance Benchmark (defined below).

The “First Performance Benchmarks” are defined as the (a) launch the EPIQ MD Ambassador Program (defined below); (b) EPIQ MD enrolling 10,000 active customers; (c) EPIQ MD enrolling 50,000 active customers by May 31, 2022; and (d) EPIQ MD enrolling 100,000 active customers by March 31, 2023. The “Second Performance Benchmark” is defined as EPIQ MD enrolling 200,000 active customers by March 31, 2024. “Launching of the Ambassador Program” means the commencement and implementation of the direct-sales campaign wherein independent contractors will become sales agents of EPIQ MD for the purposes of soliciting and procuring end-use customers for EPIQ MD’s telemedicine services.

As additional consideration pursuant to the agreement, the Company agreed to issue Mr. Rodriguez (a) 4,000,000 shares of restricted common stock, subject to forfeiture and vesting, of which 2,000,000 shares will vest upon the Launching of the Ambassador Program; 1,200,000 shares will vest upon EPIQ MD reaching the 5,000 active customer mark; and the remaining 800,000 shares will vest upon EPIQ MD reaching the 10,000 active customer mark, provided that all shares vest if the Company uplists its common stock to a higher trading exchange; and (b) together with other senior executives of EPIQ MD, up to 33% of the ownership of EPIQ MD, due as follows: 10% if Section (a) of the First Performance Benchmarks are met; 5% if Section (b) of the First Performance Benchmarks are met; 5% if Section (c) of the First Performance Benchmarks are met; 5% if Section (d) of the First Performance Benchmarks are met; and 8% if the Second Performance Benchmark is met, which shares shall vest immediately if EPIQ MD completes a spin-off, up-listing and/or a change of control event.

The board of directors and/or Compensation Committee may also authorize bonuses payable to Mr. Rodriguez from time to time in their discretion, in cash or securities.

The agreement prohibits Mr. Rodriguez from competing against us during the term of the agreement and for a period of twelve months after the termination of the agreement in any state and any other geographic area in which we or our subsidiaries provide Nutraceutical products or services, directly or indirectly, during the twelve months preceding the date of the termination of the agreement.

We may terminate Mr. Rodriguez’s employment (a) for “cause” (which is defined to include, a material breach of the agreement by Mr. Rodriguez, any act of misappropriation of funds or embezzlement by Mr. Rodriguez, Mr. Rodriguez committing any act of fraud, or Mr. Rodriguez being indicted of, or pleading guilty or nolo contendere with respect to, theft, fraud, a crime involving moral turpitude, or a felony under federal or applicable state law); (b) in the event Mr. Rodriguez suffers a physical or mental disability which renders him unable to perform his duties and obligations for either 90 consecutive days or 180 days in any 12-month period; (c) for any reason without “cause”; or (d) upon expiration of the initial term of the agreement (or any renewal) upon notice as provided above. The agreement also automatically terminates upon the death of Mr. Rodriguez.

Mr. Rodriguez may terminate his employment (a) for “good reason” (i.e., (i) if his position or duties are modified to such an extent that his duties are no longer consistent with the position of CEO of EPIQ MD, (ii) there has been a material breach by us of a material term of the agreement or Mr. Rodriguez reasonably believes that we are violating any law which would have a material adverse effect on our operations and such violation continues uncured thirty days after such breach and after notice thereof has been provided to us by Mr. Rodriguez, or (iii) Mr. Rodriguez’s compensation is reduced without his consent, or we fail to pay to Mr. Rodriguez any compensation due to him upon 15 days written notice from Mr. Rodriguez informing us of such failure); provided, however, prior to any such termination by Mr. Rodriguez for “good reason”, Mr. Rodriguez must first advise us in writing (within 15 days of the occurrence of such event) and provide us 15 days to cure (15 days in connection with the reduction of Mr. Rodriguez’s salary or the failure to pay amounts owed to him)); (b) for any reason without “good reason”; and (c) upon expiration of the initial term of the agreement (or any renewal) upon notice as provided above.

If Mr. Rodriguez’s employment is terminated by Mr. Rodriguez for “good reason”, or by us without “cause”, Mr. Rodriguez is entitled to continue to receive the salary due pursuant to the terms of the agreement at the rate in effect upon the termination date for six (6) months and we are required to pay 12 months of Mr. Rodriguez’s COBRA expenses.

The agreement contains standard assignment of inventions, indemnification, confidentiality and arbitration provisions. Further, Mr. Rodriguez is subject to non-solicitation covenants during the term of the agreement.

On January 21, 2021, we entered into an Executive Employment Agreement with Verdie Bowen, pursuant to which Mr. Bowen agreed to serve as the President and Chief Operating Officer of EPIQ MD. The agreement has an initial term of three years, beginning on January 1, 2021, provided that the agreement automatically extends for additional one-year terms thereafter in the event neither party provides the other at least 60 days prior notice of their intention not to renew the terms of the agreement.

Pursuant to the terms of the agreement, Mr. Bowen’s annual compensation package includes base annual compensation of $60,000 for the first three months, which increases to an annual base salary of $120,000 commencing April 1, 2021 throughout the initial term of this agreement, provided that the annual increases to $240,000 upon Mr. Bowen and EPIQ MD achieving 10,000 active customers.

As additional consideration pursuant to the agreement, the Company agreed to issue Mr. Bowen (a) 1,500,000 shares of restricted Company common stock, subject to forfeiture and vesting, of which 500,000 shares vest upon the Launching of the Ambassador Program; 500,000 vest upon EPIQ MD reaching the 5,000 active customer mark; and 500,000 vesting upon EPIQ MD reaching the 10,000 active customer mark, provided that all shares shall vest if the Company’s common stock is uplisted to a higher trading exchange; and (b) up to 750,000 shares of EPIQ MD, upon reaching certain milestones, which vest immediately if EPIQ MD completes a spin-off, up-listing and/or a change of control event.

The board of directors and/or Compensation Committee may also authorize bonuses payable to Mr. Bowen from time to time in their discretion, in cash or securities.

The agreement prohibits Mr. Bowen from competing against us during the term of the agreement and for a period of twelve months after the termination of the agreement in any state and any other geographic area in which we or our subsidiaries provide Nutraceutical products or services, directly or indirectly, during the twelve months preceding the date of the termination of the agreement.

We may terminate Mr. Bowen’s employment (a) for “cause” (which is defined to include, a material breach of the agreement by Mr. Bowen, any act of misappropriation of funds or embezzlement by Mr. Bowen, Mr. Bowen committing any act of fraud, or Mr. Bowen being indicted of, or pleading guilty or nolo contendere with respect to, theft, fraud, a crime involving moral turpitude, or a felony under federal or applicable state law); (b) in the event Mr. Bowen suffers a physical or mental disability which renders him unable to perform his duties and obligations for either 90 consecutive days or 180 days in any 12-month period; (c) for any reason without “cause”; or (d) upon expiration of the initial term of the agreement (or any renewal) upon notice as provided above. The agreement also automatically terminates upon the death of Mr. Bowen.

Mr. Bowen may terminate his employment (a) for “good reason” (i.e., (i) if his position or duties are modified to such an extent that his duties are no longer consistent with the position of President and Chief Operating Officer of EPIQ MD, (ii) there has been a material breach by us of a material term of the agreement or Mr. Bowen reasonably believes that we are violating any law which would have a material adverse effect on our operations and such violation continues uncured thirty days after such breach and after notice thereof has been provided to us by Mr. Bowen, or (iii) Mr. Bowen’s compensation is reduced without his consent, or we fail to pay to Mr. Bowen any compensation due to him upon 15 days written notice from Mr. Bowen informing us of such failure); provided, however, prior to any such termination by Mr. Bowen for “good reason”, Mr. Bowen must first advise us in writing (within 15 days of the occurrence of such event) and provide us 15 days to cure (15 days in connection with the reduction of Mr. Bowen’s salary or the failure to pay amounts owed to him)); (b) for any reason without “good reason”; and (c) upon expiration of the initial term of the agreement (or any renewal) upon notice as provided above.

If Mr. Bowen’s employment is terminated by Mr. Bowen for “good reason”, or by us without “cause”, Mr. Bowen is entitled to continue to receive the salary due pursuant to the terms of the agreement at the rate in effect upon the termination date for six (6) months or otherwise until such obligation ceases and we are required to pay 12 months of Mr. Bowen’s COBRA expenses.

The agreement contains standard assignment of inventions, indemnification, confidentiality and arbitration provisions. Further, Mr. Bowen is subject to non-solicitation covenants during the term of the agreement.

Consulting Agreement

On March 8, 2021, we entered into a Consulting Agreement with KBHS, LLC (“KBHS”), whose Chief Executive Officer is Mr. Kevin Harrington, who has been appointed as the sole member of our Advisory Board.

Pursuant to the Consulting Agreement, KBHS agreed to provide consulting services to the Company as the Company’s Brand Ambassador, including providing endorsement services and advising on marketing, promotions, acquisitions, licensing and business development. KBHS also agreed to up to four webinar appearances on behalf of the Company per year to support the Company’s direct sales efforts. The Consulting Agreement has a term of two years, and can be terminated with ten days prior written notice (subject to applicable cure rights set forth in the Consulting Agreement), in the event we or KBHS breach any term of the agreement, or we fail to pay any amounts due, become subject to any government regulatory investigation, certain lawsuits, claims, actions or take certain other actions during the term of the Consulting Agreement.

As consideration for providing the services under the Consulting Agreement, we agreed to issue KBHS 1.5 million shares of restricted common stock, which vest immediately upon issuance, to pay KBHS $10,000 per month, and agreed to pay KBHS a 5% finder’s fee on any new business introduced or developed by KBHS and 7.5% of the value of any acquisition or merger created or developed exclusively by KBHS, undertaken by the Company, subject to applicable laws. In the event we fail to pay any consideration due under the Consulting Agreement, such amount accrues interest at the rate of 1.5% per month until paid in full.

Director Summary Compensation Table

We had no non-executive directors for the years ended December 31, 2020 and 2019. The compensation paid to each executive director is included in the Executive Compensation table above.

Outstanding Option Equity Awards at 2020 Fiscal Year End

There were no unvested stock or option awards outstanding at year end held by executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2021 (the “Date of Determination”) by (i) each Named Executive Officer, as such term is defined in “Executive Compensation”, (ii) each member of our board of directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of our common stock or preferred stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our stock listed as owned by such person. The address of each person is deemed to be the address of the Company unless otherwise noted.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of the Date of Determination, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. The percentages are based upon 72,563,766 shares of our common stock outstanding as of the Date of Determination.

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

Name and Address of Beneficial Owner	Common Shares Beneficially Owned		Common Ownership Percentage	Series A Preferred Stock Shares Beneficially Owned	Series A Preferred Stock Percentage (1)	Total Voting Percentage (2)
Officers and Directors
Jacob D. Cohen	22,500,000	(3)	31.0%	1	100%	72.4%
Esteban Alexander#	1,700,000		2.3%	—	—%	* %
Alan Hernandez#	2,000,000		2.8%	—	—%	1.1%
All officers and directors as a group (3 persons)	26,200,000		36.1%	1	100%	72.4%

Greater than 5% Shareholders
Robert Holden (4)	3,800,000		5.2%	—	—%	2.1%
Cavalry Fund I LP (5)	4,475,000	(5)	5.8%	—	—%	2.4%
L1 Capital Global Opportunities Master Fund (6)	4,475,000	(6)	5.8%	—	—%	2.4%

* Less than 1%.

# Former officers.

(1) The Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to sixty percent (60%) of the total vote, so long as such shares are held by directors of the Company.

(2) Based on 181,409,415 total voting shares, including 72,563,766 shares voted by our common stock holders and 108,845,649 voting shares voted by our Series A Preferred Stock holder, Mr. Cohen (see also footnote 1).

(3) The shares of common stock are held in the name of Cohen Enterprises, Inc., which shares Mr. Cohen is deemed to beneficially own due to his ownership of 100% of Cohen Enterprises and his position as President thereof.

(4) The Company is currently pursuing legal action to recover the 3,800,000 shares of stock issued to Mr. Holden.

(5) Address: 82 E. Allendale Rd., Ste 5B, Saddle River, NJ 07458. Cavalry Fund I Management LLC, the investment manager of Cavalry Fund I LP, has voting and investment power over these securities. Thomas Walsh is the managing member of Cavalry Fund I Management LLC, which is the general partner of Cavalry Fund I LP. Thomas Walsh disclaims beneficial ownership over these securities. Based solely on the Schedule 13G filed by Cavalry Fund I LP on January 19, 2021, which information has not been confirmed by the Company, of which no shares have been issued and outstanding as of the date of this Report.

(6) Address: 161A Shedden Road, 1 Artillery Court, PO Box 10085, Grand Cayman, Cayman Islands KY1-1001. David Feldman and Joel Arber are the Directors of L1 Capital Global Opportunities Master Fund Ltd. As such, L1 Capital Global Opportunities Master Fund Ltd, Mr. Feldman and Mr. Arber may be deemed to beneficially own the shares of the Company held by L1 Capital Global Opportunities Master Fund. To the extent Mr. Feldman and Mr. Arber are deemed to beneficially own such shares, Mr. Feldman and Mr. Arber disclaim beneficial ownership of these securities for all other purposes. Based solely on the Schedule 13G filed by L1 Capital Global Opportunities Master Fund on January 19, 2021, which information has not been confirmed by the Company, of which no shares have been issued and outstanding as of the date of this Report.

Change of Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2020, with respect to our compensation plans under which common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	-	-	7,565,000
Total		$	$7,565,000

Stock Option Plan

On July 5, 2019, the board of directors adopted and approved a 2019 Stock Option and Incentive Plan (the “Plan”). The Plan is intended to promote the interests of the Company by providing eligible persons with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company as an incentive for them to remain in the service of the Company. The maximum number of shares available to be issued under the Plan is currently 10,000,000 shares, subject to adjustments for any stock splits, stock dividends or other specified adjustments which may take place in the future. The Company has issued 2,435,000 shares of common stock under the Plan as of December 31, 2020.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

Except as discussed below or otherwise disclosed above under “Item 11. Executive Compensation” or “Note 11 – Loans to Related Parties” to the Company’s audited financial statements included herein under “Item 8. Financial Statements and Supplementary Data”, which information is incorporated by reference where applicable in this “Item 13. Certain Relationships and Related Transactions; And Director Independence” section, the following sets forth a summary of all transactions since the beginning of the fiscal year of 2018, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at the fiscal years end for 2020 and 2019, and in which any related person had or will have a direct or indirect material interest (other than compensation described above under “Item 11. Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Loans from Related Parties

During the year ended December 31, 2019, two of the Company’s then officers and board members, Jacob Cohen and Esteban Alexander, loaned the Company $25,571. During the year ended December 31, 2019, the Company repaid $110,774 of loans to the same two officers/board members. The Company incurred $8,995 on imputed interest expense on related party borrowing during the year ended December 31, 2019. Outstanding loan balances to these related parties (Jacob Cohen and Esteban Alexander) was $35,879 at December 31, 2019.

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

At December 31, 2020, accrued compensation represents compensation for the Company’s executive officers from April 12, 2019 to December 31, 2020 in the amount of $154,500.

Additional Transactions

On July 5, 2019, our board of directors adopted and approved our 2019 Stock Option and Incentive Plan. The Plan is intended to promote the interests of our Company by providing eligible person with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company as an incentive for them to remain in the service of the Company. The maximum number of shares available to be issued under the Plan is currently 10,000,000 shares, subject to adjustments for any stock splits, stock dividends or other specified adjustments which may take place in the future. The Company issued a total of 2,435,000 shares to eligible persons under the Plan and recorded a total $2,153,550 as Stock Based Compensation against these issuances for the year ended December 31, 2020.

On January 13, 2020, and with an effective date of December 31, 2019, the Company sold 100% of its interest in YS Brands to its current officers and directors in consideration of $300.00 in cash.

On May 20, 2020, the Company issued one share of its newly designated shares of Series A Preferred Stock (the rights associated with such Series A Preferred Stock are described in greater detail under “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities—Description of Capital Stock—Preferred Stock—Series A Preferred Stock”), to each of the three members of its then board of directors, (1) Jacob D. Cohen, (2) Esteban Alexander and (3) Alan Hernandez, in consideration for services rendered to the Company as members of the board of directors. Such shares of Series A Preferred Stock vote in aggregate sixty percent (60%) of the total vote on all shareholder matters, voting separately as a class, as discussed in greater detail under “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities—Description of Capital Stock—Preferred Stock—Series B Convertible Preferred Stock”. Notwithstanding such voting rights, no change in control of the Company was deemed to have occurred in connection with the issuance since Messrs. Cohen, Alexander and Hernandez, own in aggregate 68% of the Company’s outstanding common stock and therefore controlled the Company prior to such issuance.

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

One of the reasons that Mr. Alexander and Mr. Hernandez agreed to the terms of the Stock Purchase Agreements (including the sale of the shares of common stock of the Company at below market value), is because (a) each of Mr. Cohen, Mr. Alexander, and Mr. Hernandez were all appointed as officers and directors of the Company at the same time in April 2019, with the intention that such persons would provide a relatively equal amount of services to the Company in the roles as officers and directors thereof; (b) since such appointment date Mr. Cohen has been required to provide a disproportionate amount of services to the Company; and (c) each of Mr. Alexander and Mr. Hernandez desired to provide additional consideration to Mr. Cohen for such disproportionate level of service.

A condition to the Stock Purchase Agreements was that each of Mr. Alexander and Mr. Hernandez resign as a member of the board of directors of the Company by no later than January 15, 2021, which resignations were effective December 15, 2020.

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

The shares of Series A Preferred Stock held by Mr. Alexander and Mr. Hernandez were canceled on November 6, 2020. The common shares were also transferred to Mr. Cohen on November 6, 2020, and as such, a change of control occurred on such date, with Mr. Cohen taking over voting control of the Company.

In January 2021, the Company issued Mr. Cohen an aggregate of 2.5 million shares of common stock in consideration for services rendered.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant stockholders. However, all of the transactions described above were approved and ratified by our board of directors (currently consisting solely of Mr. Cohen). In connection with the approval of the transactions described above, our board of directors took into account various factors, including their fiduciary duties to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional directors. On a moving forward basis, our board of directors (currently consisting solely of Mr. Cohen) will continue to approve any related party transaction based on the criteria set forth above.

Director Independence

Our common stock is traded on the OTCQB Market under the symbol “AMIH”. The OTCQB Market electronic trading platform does not maintain any standards regarding the “independence” of the directors on our company’s board of directors, and we are not otherwise subject to the requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

The Company’s board of directors has appointed M&K CPAs, PLLC, which firm has issued its report on our financial statements for the years ended December 31, 2020 and 2019.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by M&K CPAs, PLLC for the audit of the Company’s annual financial statements for the years ended December 31, 2020 and 2019, and fees billed for other services rendered by M&K CPAs, PLLC during those years. All of the services described below were approved by the board of directors.

	2020		2019
Audit fees (1)		$32,000	$32,000
Audit-related fees (2)	$		$—
Tax fees (3)	$		$—
All other fees	$		$—

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

It is the policy of our board of directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our board of directors. Our board of directors pre-approved all services, audit and non-audit related, provided to us by M&K CPAs, PLLC for 2020 and 2019.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

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

(3)	Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Share Exchange Agreement, dated as of April 12, 2019 by and among American Holdings International Corp., Novopelle Diamond, LLC and the Novopelle Members	8-K	000-50912	1.1	6/7/2019
2.2	Securities Purchase Agreement dated May 15, 2020, by and between American International Holdings Corp., as purchaser and Global Career Networks Inc, as seller, relating to the sale of 51% of Life Guru, Inc.	8-K	000-50912	2.1	5/21/2020
3.1	Articles of Incorporation, as amended	10-K	000-50912	3.1	6/26/2020
3.2	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of International American Technologies, Inc.	SB-2	333-138902	4(iii)1	11/22/2006
3.3	Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock of International American Technologies, Inc.	SB-2	333-138902	4(iiii)2	11/22/2006
3.4	Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock of Hammons Industries, Inc.	8-K	000-50912	4(iii)3	9/26/2007
3.5	Amended and Restated Certificate of Designations of American International Holdings Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series a Preferred Stock, filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.1	5/21/2020

3.6	Amended and Restated Certificate of Designation of American International Holdings Corp. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock, filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.2	5/21/2020
3.7	Certificate of Withdrawal of Certificate of Designation of Series C Convertible Preferred Stock filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.3	5/21/2020
3.8	Bylaws of Unlimited Coatings Corporation	10-SB/12G	000-50912	3(ii)	8/18/04
4.1	Description of Registered Securities	10-K	000-50912	4.1	6/26/2020
10.1	Exclusive License Agreement, dated as of June 27, 2019 by and among American Holdings International Corp., and Novo MedSpa Addison Corporation	8-K	000-50912	1.1	7/05/2019
10.2***	American Holdings International Corp. 2019 Employee Stock Option Plan, dated July 5, 2019	8-K	000-50912	1.1	7/8/2019
10.3***	Employment Agreement, dated as of October 1, 2019 by and among American Holdings International Corp., and Jesse L. Dickens, Jr.	8-K	000-50912	1.1	10/8/2019
10.4	Asset Purchase Agreement and Promissory Note, dated as of October 18, 2019 by and among Legend Nutrition, Inc. and David Morales.	8-K	000-50912	1.1	11/13/2019
10.5***	Employment Agreement, dated as of October 18, 2019 by and among Legend Nutrition, Inc. and Michael Ladner	8-K	000-50912	1.2	11/13/2019
10.6	Lease Agreement, dated as of November 6, 2019 by and among Novopelle Waterway, Inc. and 20 & 25 Waterway Holdings, LLC	8-K	000-50912	1.1	11/15/2019
10.7	Share Exchange Agreement and Promissory Note, dated as of April 12, 2019, by and between American Holdings International Corp. and Daniel Dror	8-K	000-50912	10.1	6/7/2019
10.8	Share Exchange Agreement and Promissory Note, dated as of April 12, 2019, by and between American Holdings International Corp. and Winfred Fields	8-K	000-50912	10.2	6/7/2019
10.9	Share Exchange Agreement and Promissory Note, dated as of April 12, 2019, by and between American Holdings International Corp. and Everett Bassie	8-K	000-50912	10.3	6/7/2019
10.10	Share Exchange Agreement and Promissory Note, dated as of April 12, 2019, by and between American Holdings International Corp. and Charles Zeller	8-K	000-50912	10.4	6/7/2019
10.11***	Executive Employment Agreement, dated as of April 12, 2019, by and between American Holdings International Corp. and Jacob D. Cohen	8-K	000-50912	10.5	6/7/2019
10.12***	Executive Employment Agreement, dated as of April 12, 2019, by and between American Holdings International Corp. and Esteban Alexander	8-K	000-50912	10.6	6/7/2019
10.13***	Executive Employment Agreement, dated as of April 12, 2019, by and between American Holdings International Corp. and Alan Hernandez	8-K	000-50912	10.7	6/7/2019
10.14***	Financial and Accounting Consulting Agreement, dated as of May 3, 2019, by and between American Holdings International Corp. and Everett Bassie	8-K/A	000-50912	10.8	8/15/2019
10.15***	Sample Stock Option Award and Stock Option Agreement under 2019 Employee Stock Option Plan	S-8	333-232638	4.2	7/12/2019
10.16	$78,750 Convertible Promissory Note dated October 28, 2019 payable to Armada Capital Partners LLC	1-A Pos	024-11080	6.11	12/16/2019
10.17	$78,750 Convertible Promissory Note dated October 28, 2019 payable to Fourth Man LLC	1-A Pos	024-11080	6.11	12/16/2019
10.18	$78,750 Convertible Promissory Note dated October 28, 2019 payable to BHP Capital NY Inc.	1-A Pos	024-11080	6.11	12/16/2019

10.19	Jesse L. Dickens, Jr. employment agreement with Capitol City Solutions USA, Inc. dated October 1, 2019	8-K	024-11080	1.1	10/8/2019
10.20	Legend Nutrition, Inc. Asset Acquisition Agreement and Related Promissory Note dated October 18, 2019	8-K	000-50912	1.1	11/13/2019
10.21***	Employment Agreement between Legend Nutrition, Inc. and Michael Ladner dated October 18, 2019	8-K	000-50912	1.2	11/13/2019
10.22	$75,000 Promissory Note Issued October 11, 2019, evidencing amounts owed to GHS Investments, LLC	1-A Pos	024-11080	6.15	12/16/2019
10.23	Services Agreement and Promissory Note dated August 26, 2019 with Greentree Financial Group, Inc.	1-A Pos	024-11080	6.17	1/9/2019
10.24	$40,000 Promissory Note with Isaak Cohen dated June 21, 2019	1-A Pos	024-11080	6.18	1/9/2019
10.25	$40,000 Promissory Note with Megan Amason dated July 8, 2019	1-A Pos	024-11080	6.19	1/9/2019
10.26	Form of Subscription Agreement for the Company’s Regulation A Offering	1-A	024-11080	4.1	9/23/2019
10.27	Securities Purchase Agreement between Adar Alef, LLC and American International Holdings Corp., dated February 24, 2020	8-K	000-50912	10.1	3/4/2020
10.28	Convertible Promissory Note between Adar Alef, LLC and American International Holdings Corp., dated February 24, 2020	8-K	000-50912	10.2	3/4/2020
10.29	Securities Purchase Agreement between Geneva Roth Remark Holdings, Inc. and American International Holdings Corp., dated April 20, 2020	8-K	000-50912	10.1	5/18/2020
10.30	$88,000 Convertible Promissory Note between Geneva Roth Remark Holdings, Inc. and American International Holdings Corp., dated April 20, 2020	8-K	000-50912	10.2	5/18/2020
10.31	Securities Purchase Agreement between FirstFire Global Opportunities Fund LLC and American International Holdings Corp., dated April 30, 2020	8-K	000-50912	10.3	5/18/2020
10.32	$105,000 Convertible Promissory Note between FirstFire Global Opportunities Fund LLC and American International Holdings Corp., dated April 30, 2020	8-K	000-50912	10.4	5/18/2020
10.33	Data Delivery and Ancillary Services Agreement between American International Holdings Corp. and Cicero Transact Group, Inc., dated January 13, 2020	10-Q	000-50912	10.8	7/24/2020
10.34	Securities Purchase Agreement between Geneva Roth Remark Holdings, Inc. and American International Holdings Corp., dated August 5, 2020	10-Q	000-50912	10.9	8/19/2020
10.35	$53,000 Convertible Promissory Note between Geneva Roth Remark Holdings, Inc. and American International Holdings Corp., dated August 5, 2020	10-Q	000-50912	10.10	8/19/2020
10.36	$105,000 Convertible Promissory Note between LGH Investments, LLC and American International Holdings Corp., dated August 11, 2020	10-Q	000-50912	10.11	8/19/2020
10.37	Securities Purchase Agreement between Geneva Roth Remark Holdings, Inc. and American International Holdings Corp., dated September 14, 2020	8-K	000-50912	10.1	10/5/2020
10.38	$53,000 Convertible Promissory Note between Geneva Roth Remark Holdings, Inc. and American International Holdings Corp., dated September 14, 2020	8-K	000-50912	10.2	10/5/2020
10.39	Stock Purchase Agreement dated October 2, 2020, by and between Jacob Cohen and Luis Alan Hernandez	8-K	000-50912	10.1	11/17/2020
10.40	Stock Purchase Agreement dated October 2, 2020, by and between Jacob Cohen and Estaban Alexander	8-K	000-50912	10.2	10/5/2020

10.41	Securities Purchase Agreement between Quick Capital, LLC and American International Holdings Corp., dated October 12, 2020	8-K	000-50912	10.3	11/17/2020
10.42	$56,750 Convertible Promissory Note between Quick Capital, LLC and American International Holdings Corp., dated October 12, 2020	8-K	000-50912	10.4	11/17/2020
10.43	$138,000 Convertible Promissory Note between JSJ Investments, Inc. and American International Holdings Corp., dated November 13, 2020	10-Q	000-50912	10.18	11/20/2020
10.44#	Securities Purchase Agreement dated January 6, 2021, by and between American International Holdings Corp., and the Investors party thereto	8-K	000-50912	10.1	1/12/2021
10.45	Form of 6% Original Issue Discount Secured Convertible Promissory Note dated January 6, 2021, by American International Holdings Corp. in favor of the holders thereof	8-K	000-50912	10.2	1/12/2021
10.46	Form of Warrant to Purchase Common Stock dated January 6, 2021, by American International Holdings Corp. in favor of the holders thereof	8-K	000-50912	10.3	1/12/2021
10.47#	Security Agreement date January 6, 2021, between American International Holdings Corp., VISSIA McKinney, LLC, VISSIA Waterway, Inc., EPIQ MD, Inc., Legend Nutrition, Inc., Life Guru, Inc and ZipDoctor, Inc., and in favor of the debtors named therein and collateral agent set forth therein	8-K	000-50912	10.4	1/12/2021
10.48#	Pledge Agreement dated January 6, 2021, by American International Holdings Corp. in favor of the collateral agent set forth thereof	8-K	000-50912	10.5	1/12/2021
10.49#	Registration Rights Agreement dated January 6, 2021, by American International Holdings Corp. in favor of the investors named thereof	8-K	000-50912	10.6	1/12/2021
10.50#	Subsidiary Guaranty Agreement between American International Holdings Corp., VISSIA McKinney, LLC, VISSIA Waterway, Inc., EPIQ MD, Inc., Legend Nutrition, Inc., Life Guru, Inc and ZipDoctor, Inc., and in favor of the purchasers named therein and collateral agent set forth therein	8-K	000-50912	10.7	1/12/2021
10.51***	January 21, 2021 Employment Agreement between American International Holdings Corp. and Alejandro Rodriquez	8-K	000-50912	10.1	1/22/2021
10.52***	January 21, 2021 Employment Agreement between American International Holdings Corp. and Verdie Bowen	8-K	000-50912	10.2	1/22/2021
10.53	Reduced Fee Agreement between American International Holdings Corp. and The Loev Law Firm, PC dated January 22, 2021	8-K	000-50912	10.3	1/22/2021
10.54	Lock-Up Agreement dated January 22, 2021, between American International Holdings Corp. and the shareholders party thereto	8-K	000-50912	10.4	1/22/2021
10.55	Securities Purchase Agreement dated December 2, 2020, between American International Holdings Corp. and Geneva Roth Remark Holdings, Inc.	8-K/A	000-50912	10.5	1/27/2021
10.56	$83,000 Convertible Promissory Note date dated December 2, 2020, issued by American International Holdings Corp. to Geneva Roth Remark Holdings, Inc.	8-K/A	000-50912	10.6	1/27/2021
10.57	March 8, 2021, Consulting Agreement between American International Holdings Corp. and KBHS, LLC	8-K	000-50912	10.1	3/18/2021
10.58	Form of 6% Original Issue Discount Secured Convertible Promissory Note dated January 6, 2021, by American International Holdings Corp. in favor of the holders thereof	8-K	000-50912	10.3	4/6/2021
14.1	Code of Ethical Business Conduct	10-K	000-50912	14.1	6/26/2021
21.1*	List of Subsidiaries					X
23.1*	Consent of M&K CPAS, PLLC					X
31.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*					X
32.1**	Certification of Principal Executive Officer and of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

*	Filed herewith.

**	Furnished herewith.

***	Indicates management contract or compensatory plan or arrangement.

# Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or Exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that American International Holdings Corp. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or Exhibit so furnished.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

American International Holdings Corp.

By	/s/ Jacob D. Cohen
Jacob D. Cohen
Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial/Accounting Officer)
April 15, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jacob D. Cohen	Chief Executive Officer, President and Director	April 15, 2021
Jacob D. Cohen	(Principal Executive Officer and Principal Financial/Accounting Officer)

