Form 10-Q
period 2021-03-31
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2021-05-24
CIK 1300524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 000-50912

AMERICAN INTERNATIONAL HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	88-0225318
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

7950 Legacy Drive, Suite 400, Plano, TX	75024
(Address of Principal Executive Offices)	(ZIP Code)

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

The number of shares outstanding of each of the issuer’s classes of equity as of May 24, 2021, is 75,122,903 shares of common stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American International Industries, Inc.

Condensed Consolidated Balance Sheets

ASSETS
	(Unaudited)	(Audited)
	March 31, 2021	December 31, 2020

CURRENT ASSETS:
Cash and equivalents	$437,909	$25,144
Inventory	3,840	-
Prepayment and deposits	5,365	3,333
Assets of discountinued operations	12,760	10,061
TOTAL CUURENT ASSETS	459,874	38,538

NON-CURRENT ASSETS
Property and equipment, net of accumulated depreciation of $5,309 and $4,238	17,783	18,854
Right-of-use asset - operating lease	81,437	87,653
Rent deposits	7,399	6,832
Assets of discontinued operations	103,448	113,645
NET NON-CURRENT ASSETS	210,067	226,984

TOTAL ASSETS	$669,941	$265,522

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,810	$18,026
Accrued interest payable	34,676	42,195
Accrued compensation - related parties	151,500	154,500
Right-of-use liability - operating lease	81,437	24,138
Convertible notes payable, net of debt discount of $959,303 and $370,923	87,447	74,827
Loans payable to related parties	129,726	25,392
Loans payable	55,000	55,000
Derivative liabilities	2,040,383	517,366
Net liabilities of discontinued operations	535,978	566,552
TOTAL CURRENT LIABILITIES	3,122,957	1,477,996

LONG-TERM LIABILITIES
Right-of-use liability - operating lease	-	63,515
Convertible notes payable, net of debt discount of $0 and $78,482	-	5,018
Long-term debt - related parties	-	110,000
TOTAL LONG-TERM LIABILITIES	-	178,533

TOTAL LIABILITIES	3,122,957	1,656,529

STOCKHOLDERS’ DEFICIT
Preferred stock, (par value $0.0001, 5,000,000 shares authorized, of which 1 and 1 shares issued and outstanding	-	-
as of March 31, 2021 and December 31, 2020, respectively)
Common stock (par value $.0001, 195,000,000 shares authorized, of which 72,563,766 and 55,066,855	7,257	5,507
shares issued and outstanding as of March 31, 2021 December 31, 2020, respectively)
Treasury stock, at cost;	(3,894)	(3,894)
Additional paid in capital	15,475,885	9,167,038
Accumulated deficit	(17,932,264)	(10,559,658)
TOTAL STOCKHOLDERS’ DEFICIT	(2,453,016)	(1,391,007)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$669,941	$265,522

The accompanying notes are an integral part of these consolidated financial statements.

American International Industries, Inc.

Condensed Consolidated Statements of Operations

	(Unaudited)	(Unaudited)
	For The Three	For The Three
	Months Ended	Months Ended
	March 31, 2021	March 31, 2020

Revenues
Revenues	$9,133	$3,296,583
Cost of revenues	3,500	2,151,169
Gross profit	5,633	1,145,414

Operating expenses
General and administrative expenses	5,334,689	1,055,161
Total operating expenses	5,334,689	1,055,161

Income (loss) from operations	(5,329,056)	90,253

Other income (expenses)
Interest expense	(104,519)	(25,067)
Amortization of debt discount	(940,102)	(69,168)
Change in derivative liabilities	(923,258)	(26,937)
Settlement loss	(58,059)	-
Other income	-	300
Total other income (expense)	(2,025,938)	(120,872)

Income (loss) before income taxes	(7,354,994)	(30,619)

Income taxes	-	-

Net (loss) from continuing operations	$(7,354,994)	$(30,619)

Discontinued operations:
Loss from discontinued operations	(17,612)	(99,293)
Total discontinued operations	(17,612)	(99,293)

Net loss	$(7,372,606)	$(129,912)

Basic and diluted income (loss) per share
Continuing operations	$(0.11)	$(0.00)
Discontinued operations	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	64,782,363	27,794,093

The accompanying notes are an integral part of these consolidated financial statements.

American International Industries, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

(Unaudited)

	Preferred Stock A		Preferred Stock B		Common Stock		Additional Paid-in	Common Stock	Retained Earnings	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Stock	(Deficit)

Balance, December 31, 2019	-	$-	-	$-	27,208,356	$2,721	$2,186,651	$25,000	$(3,219,768)	$(103,537)	$(1,108,933)

Imputed interest	-	-	-	-	-	-	1,051	-	-	-	1,051

Issuance of common shares under private placement	-	-	-	-	131,250	13	71,487	(25,000)	-	-	46,500

Cancellation of common shares for long-term debt	-	-	-	-	(650,000)	(65)	(38,935)	-	-	39,000	-

Issuance of common shares for note settlement	-	-	-	-	91,250	9	54,991	-	-	-	55,000

Issuance of shares for services - related parties	1	-	-	-	-	-	-	-	-	-	-

Issuance of shares for services	-	-	-	-	1,357,142	136	639,864	-	-	-	640,000

Net (loss)	-	-	-	-	-	-	-	-	(129,912)	-	(129,912)

Balance, March 31, 2020	1	$-	-	$-	28,137,998	$2,814	$2,915,109	$-	$(3,349,680)	$(64,537)	$(496,294)

	Preferred Stock A		Preferred Stock B		Common Stock		Additional Paid-in	Common Stock	Retained Earnings	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Stock	(Deficit)

Balance, December 31, 2020	1	$-	-	$-	55,066,855	$5,507	$9,167,038	$-	$(10,559,658)	$(3,894)	$(1,391,007)

Imputed interest	-	-	-	-	-	-	539	-	-	-	539

Reclassification of derivative liabilties due to note conversion	-	-	-	-	-	-	763,241	-	-	-	763,241

Issuance of Series B preferred shares for In Process Research and Development	-	-	500,000	50	-	-	601,802	-	-	-	601,852

Issuance of common shares for Series B preferred shares conversion			(500,000)	(50)	2,057,613	206	(156)	-	-	-	(0)

Issuance of common shares under private placement	-	-	-	-	200,000	20	99,980	-	-	-	100,000

Issuance of common shares for note conversion and settlement	-	-	-	-	2,730,548	273	501,777	-	-	-	502,050

Issuance of shares for services - related parties	-	-	-	-	6,500,000	650	2,510,000	-	-	-	2,510,650

Issuance of shares for services	-	-	-	-	5,300,000	530	1,712,210	-	-	-	1,712,740

Issuance of common shares for debt settlement	-	-	-	-	708,750	71	119,454	-	-	-	119,525

Net (loss)	-	-	-	-	-	-	-	-	(7,372,606)	-	(7,372,606)

Balance, March 31, 2021	1	$-	-	$-	72,563,766	$7,257	$15,475,885	$-	$(17,932,264)	$(3,894)	$(2,453,016)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Condensed Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	March 31, 2021	March 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,372,606)	$(129,912)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Amortization of debt discount	940,102	69,168
Change in derivative liabilities	(433,181)	26,937
Depreciation	5,365	10,337
Derivatives expenses	1,356,439	-
Imputed interest expense	539	1,051
Loss on disposal	5,902	10,337
Loss on loans settlement	58,059	-
Non-cash lease expense	6,216	41,805
Stock issued for services rendered	4,223,390	640,000
Stock issued for in process research and development	601,852	-
		-
(Increase) decrease in operating assets:
Inventory	(3,536)	(13,410)
Prepaid expenses	1,000	(104,030)
(Decrease) increase in operating liabilities:
Accounts payable	(29,790)	(27,647)
Accrued interest payable	998	22,630
Accrued compensation - related parties	(3,000)	12,000
Lease Liabilities, net	(6,216)	(44,893)
Rent Deposit	(3,599)	(26,893)
Billing in excess of costs and estimated earnings	-	(1,283,506)
NET CASH (USED IN) OPERATING ACTIVITIES	(652,066)	(796,026)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment	-	(43,966)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(43,966)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings - related parties	9,820	-
(Repayment) to borrowings - related parties	(27,486)	(41,077)
Proceeds from borrowings	1,363,000	150,000
(Repayment) to borrowings	(377,500)	(2,500)
Proceeds from sales of stock	100,000	46,500
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,067,834	152,923

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	415,768	(687,069)

CASH AND CASH EQUIVALENTS:
Beginning of period	22,574	1,258,710
End of period	$438,342	$571,641

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$106,677	$2,394

Non-cash transactions:
Common shares issued for notes conversion	$502,050	$55,000
Related party’s note settled in shares	$-	$225,000
Common shares issued for loan settlement	$111,466	$-
Cancellation of common shares	$-	$39,000
Settlement of derivative liabilities	$763,241	$-
Discounts on convertible notes	$(1,450,000)	$148,665
Lease Inception	$-	$348,279

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2021

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2020. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Impact of COVID-19 Pandemic on Consolidated Financial Statements. The outbreak of the 2019 novel coronavirus disease (“COVID-19”), which was declared a global pandemic by the World Health Organization on March 11, 2020, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread has severely impacted the U.S. and world economies, the market for health spa services, nutrition supplements and our other business offerings during the end of the first quarter of 2020, and continuing throughout 2020. Government mandated ‘stay-at-home’ and similar orders have to date, and may in the future, prevent us from staffing our spas and construction services, and prohibited us from operating altogether. Specifically, as a result of COVID-19 and ‘stay-at-home’ and social distancing orders issued in McKinney and The Woodlands, Texas, we had to close both of our MedSpas, VISSIA McKinney and VISSIA Waterway, Inc., which were closed effective March 10, 2020, and which resulted in both the loss of income and the loss of most of our workforce, who had to be let go. VISSIA Waterway, Inc. reopened effective June 21, 2020 and VISSIA McKinney reopened effective August 8, 2020. However, due to the termination of employees associated with the shutdown we were forced to expend resources to attract, hire and train completely new staff for preparation of the re-launchings. Notwithstanding the re-openings, customer traffic and demand at our VISSIA Waterway, Inc. and VISSIA McKinney MedSpa locations failed to rebound to pre-closure levels due to COVID-19 and the pandemic’s effects on the economy, and because we are unable to predict the length of the pandemic or ultimate outcome thereof, and further due to our limited capital resources, effective in October 2020, we made the decision to close both our VISSIA Waterway, Inc. and VISSIA McKinney locations and discontinued such operations. Although our MedSpas were forced to close during the second and third quarters, and are temporarily closed for economic reasons currently, Legend Nutrition was able to remain open as an essential business as we sold vitamins and other nutritional supplements. Legend Nutrition’s lease was up January 31, 2021, and the Company chose not to renew the lease, closed the store, and will not continue in this line of business moving forward.

As of the date of this report, our operations are limited, and consist mainly of American International Holdings Corp, Capitol City Solutions USA, Inc., ZipDoctor, Inc., EPIQ MD, Inc.

Moving forward, economic recessions, including those brought on by the COVID-19 outbreak may have a negative effect on the demand for our services and our operating results. All of the above may be exacerbated in the future as the COVID-19 outbreak and the governmental responses thereto continues.

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

On April 28, 2020, the Company incorporated a wholly-owned subsidiary, ZipDoctor, Inc. (“ZipDoctor”) in the State of Texas. ZipDoctor plans to provide its customers with unlimited, 24/7 access to board certified physicians and licensed mental and behavioral health counselors and therapists via a newly developed, monthly subscription based online telemedicine platform. ZipDoctor was launched in August 2020 and has generated nominal revenues through the quarter ended March 31, 2021.

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

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: VISSIA McKinney, LLC (f/k/a Novopelle Diamond, LLC), VISSIA Waterway, Inc. (f/k/a Novopelle Waterway, Inc.), Novopelle Tyler, Inc., Legend Nutrition, Inc., Capitol City Solutions USA, Inc. EPIQ MD, Inc., ZipDoctor, Inc., and its majority owned subsidiary, Life Guru, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

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

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU 2016-02). Under ASU No. 2016-2, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, the Company adopted this standard on January 1, 2019 using the modified retrospective method. The new standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients, which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs; and all of the new standard’s available transition practical expedients. The Company did not enter into any new lease agreements during the first quarter of 2021.

The new standard also provides practical expedients for a company’s ongoing accounting. The Company elected the short-term lease recognition exemption for its leases. For those leases with a lease term of 12 months or less, the Company will not recognize right-of-use (ROU) assets or lease liabilities.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception to simplify the accounting for certain instruments with down round features. The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Further, companies that provide earnings per share (“EPS”) data will adjust the basic EPS calculation for the effect of the feature when triggered and will also recognize the effect of the trigger within equity. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company adopted this new standard on January 1, 2019 and it did not have a material impact on the Company’s consolidated financial statements.

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

Note 4 – Property and Equipment

Property and equipment from continuing operations were as follows at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Leasehold improvements	4,262	4,262
Furniture & fixtures	18,830	18,830
	23,092	23,092
Less accumulated depreciation and amortization	5,309	4,238
Net property and equipment	$17,783	$18,854

Property and equipment from discontinued operations were as follows at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Leasehold improvements	$-	$-
Furniture & fixtures	11,072	11,072
Equipment	78,017	83,917
	89,089	94,989
Less accumulated depreciation and amortization	10,478	6,184
Net property and equipment	$78,611	$88,805

As a result of discontinued operations, the leasing equipment of $67,336 was returned in the first quarter of 2021, loss of $5,902 on disposition and no liabilities were due currently.

Depreciation and amortization expense from continuing operations for the three months ended March 31, 2021 and 2020 was $1,071 and $932, respectively. Depreciation and amortization expense from discontinued operations for the three months ended March 31, 2021 and 2021 was $4,294 and $9,406, respectively.

Note 5 – Goodwill

As of March 31, 2021, the goodwill in connection with the acquisition of the assets in October 2019 associated with and related to a retail vitamin, supplements and nutrition store located in McKinney, Texas was $0.

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

The Company did not recognize any liabilities related to the milestone shares due to the uncertainty surrounding such milestones as of December 31, 2020.

The 51% owned subsidiary is a consolidated entity which requires the presentation of noncontrolling interest in the consolidated statements of operations for the three months ended March 31, 2021. As there was no activity for the entity as of March 31, 2021, no assets, liabilities or noncontrolling interest were presented at the period ended March 31, 2021. Since the asset is not substantiating a future cash flow, the Company determined an impairment adjustment was necessary for the periods presented. Investment in LifeGuru of $605,488 was impaired in full during the fourth quarter of 2020.

During the second quarter of 2021, the Company issued 500,000 Series B Preferred Stock shares for reaching the second milestone. The fair value of 500,000 shares of the Company’s Series B Preferred Stock issued at closing, valued on such grant date was $601,852, which equaled the market price per common share on the grant multiplied by the equivalent number of common shares which would be issuable upon conversion of Series B Preferred Stock. This amount was expensed as in process research and development.

The Company did not recognize any liabilities related to the milestone shares due to the uncertainty surrounding such milestones.

Note 8 – Capital lease

On June 17, 2020, the Company entered into an agreement with a vendor to purchase equipment used in its spa operations. Pursuant to the agreement, the Company agreed to pay a total amount of $44,722 in 24 installments, or $1,819 per month plus tax. The outstanding balance of this capital lease was $34,987 as of March 31, 2021. Due to the discontinued operation, the Company returned equipment in the first quarter of 2021. The Company impaired $1,455 the asset down to the value of the liability.

On July 14, 2020, the Company entered into an agreement with a vendor to purchase equipment used in its spa operations. Pursuant to the agreement, the Company agreed to pay a total amount of $44,722 in 24 installments, or $1,819 per month plus tax. The outstanding balance of this capital lease was $31,457 as of March 31, 2021. Due to the discontinued operation, the Company returned equipment in the first quarter of 2021. The Company impaired $5,991 the asset down to the value of the liability.

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

As of March 31, 2021, the Company had three (3) leasing agreements subject to Accounting Standards Codification (ASC) 842.

Location 1 – Capitol City Solutions USA, Inc.

On January 1, 2020, the Company recognized an operating right-of-use asset in the amount of $113,794 and an operating lease liability in the amount of $113,794 in connection with Location 1. The lease term is sixty-one (61) months and expires in January 2025.

The following is a schedule, by year, of maturities of lease liabilities as of March 31, 2021:

2021	20,466
2022	27,288
2023	27,288
2024	27,288
2025	2,274
Total undiscounted cash flows	104,604
Less imputed interest (8%)	(23,167)
Present value of lease liability	$81,437

Total rental expense related to this location for the three months ended March 31, 2021 was $6,822. The operating lease right-of-use asset net balance at December 31, 2020 related to this location was $81,437.

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

The following is a schedule, by year, of maturities of lease liabilities as of March 31, 2021:

2021	54,951
2022	55,854
2023	56,776
2024	57,715
2025	53,828
Total undiscounted cash flows	279,124
Less imputed interest (8%)	(83,144)
Present value of lease liability	$195,980

Total rental expense related to this location for the three months ended March 31, 2021 was $0. The operating lease right-of-use asset net balance at March 31, 2021 related to this location was $0, which was impaired in full due to discontinue operations.

Location 3 – VISSIA Waterway, Inc.

On January 1, 2020, the Company recognized an operating right-of-use asset in the amount of $234,485 and an operating lease liability in the amount of $234,485 in connection with Location 2. The lease term is sixty (60) months and expires in December 2024.

The following is a schedule, by year, of maturities of lease liabilities as of March 31, 2021:

2021	55,540
2022	57,206
2023	58,922
2024	60,690
Total undiscounted cash flows	232,358
Less imputed interest (8%)	(49,529)
Present value of lease liability	$182,829

Total rental expense related to this location for the three months ended March 31, 2021 was $0. The operating lease right-of-use asset net balance at March 31, 2021 related to this location was $0, which was impaired in full due to discontinue operations.

Note 10 – Accrued Compensation for Related Parties

At March 31, 2021, accrued compensation was $151,500, representing cash compensation due to the Company’s executive officers for services rendered.

Note 11 – Notes Payable

Notes payable represents the following at March 31, 2021:

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
During the year ended December 31, 2020, principal and accrued interest totaling $86,100 was converted into 713,250 common shares of the Company within the terms of the note.	75,000
Less: conversion	(75,000)
	0	(3)

Note payable dated October 15, 2019 for $75,000, with interest at 10% per annum and due on July 15, 2020. The Note is a convertible promissory note. The Note holder has the right to convert all or any portion of the principal amount and accrued interest due on the Note into the shares under the Offering Statement at the offering price. Furthermore, the Company issued 10,000 shares of the Company’s common stock to the unrelated party investor as further consideration to enter into the loan with the Company. During the year ended December 31, 2020, principal and accrued interest totaling $83,233 was converted into 1,503,883 common shares of the Company within the terms of the note.	75,000
Less: conversion	(75,000)
	0	(4)

Note payable of $78,750 dated October 28, 2019 for cash of $75,000, with interest at 10% per annum and due on October 28, 2020. The Note is a convertible promissory note. The conversion price is equal to the lesser of (i) the price per share of common stock sold to investors in the Offering Statement ($0.50 per share), or (ii) a variable conversion price equal to 60% multiplied by the lowest trading price for the common stock during the ten (10) trading day period ending on the latest completed trading day prior to the conversion date, representing a discount rate of 40%. The Note and accrued interest totaling $84,620 was converted into 1,119,309 common shares of the Company within the terms of the note during the year ended December 31, 2020. Accordingly, the unamortized discount as of the conversion date in the amount of $62,652 was expensed.	78,750
Less: conversion	(78,750)
	0	(5)

Note payable of $78,750 dated October 28, 2019 for cash of $75,000, with interest at 10% per annum and due on October 28, 2020. The Note is a convertible promissory note. The conversion price equals the lesser of (i) the price per share of common stock sold to investors in the Offering Statement ($0.50 per share), or (ii) a variable conversion price equal to 60% multiplied by the lowest trading price for the common stock during the ten (10) trading day period ending on the latest completed trading day prior to the conversion date, representing a discount rate of 40%. The Note and accrued interest totaling $84,529 was converted into 1,080,808 common shares of the Company within the terms of the note during the year ended December 31, 2020. Accordingly, the unamortized discount as of the conversion date in the amount of $57,130 was expensed.	78,750
Less: conversion	(78,750)
	0	(6)

Note payable of $78,750 dated October 28, 2019 for cash of $75,000, with interest at 10% per annum and due on October 28, 2020. The Note is a convertible promissory note. The conversion price equals the lesser of (i) the price per share of common stock sold to investors in the Offering Statement ($0.50 per share), or (ii) a variable conversion price equal to 60% multiplied by the lowest trading price for the common stock during the ten (10) trading day period ending on the latest completed trading day prior to the conversion date, representing a discount rate of 40%. The Note and accrued interest totaling $84,620 was converted into 1,119,309 common shares of the Company within the terms of the note during the year ended December 31, 2020. Accordingly, the unamortized discount as of the conversion date in the amount of $62,652 was expensed.	78,750
Less: conversion	(78,750)
	0	(7)

On October 18, 2019, Legend Nutrition, Inc. (“Legend”), a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement with David Morales to acquire all of the assets associated with and related to a retail vitamin, supplements and nutrition store located in McKinney, Texas. Pursuant to the Asset Purchase Agreement, Legend purchased a variety of assets including software, contracts, bank and merchant accounts, products, inventory, computers, security systems and other intellectual properties (the “Assets”). For consideration of the Assets, Legend issued to Mr. Morales a promissory note in the amount of $75,000 bearing an interest rate of five percent (5%) per annum and with a maturity date of one year (October 18, 2020). The Note and accrued interest totaling $ 81,657 was settled by the issuance of 889,979 common shares of the Company. The shares were valued at $0.21 per share based on the market price at the settlement date. Accordingly, the Company recorded a loss on loan settlement of $889,979 during the year ended December 31, 2020.	75,000
Less: Settlement	(75,000)
	0	(8)

Note payable of $157,500 dated February 24, 2020 for cash of $150,000, net of original issue discount of $7,500, with interest at 8% per annum and due on February 24, 2021. The Note is a convertible promissory note. The conversion price equals 60% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to and including the conversion date, representing a discount rate of 40%. %. The Note and accrued interest totaling $166,362 was converted into 3,071,819 common shares of the Company within the terms of the note during the year ended December 31, 2020.	157,500	(9)
Less: Conversion	(157,500)
	0

Note payable of $88,000 dated April 20, 2020 for cash of $88,000, with interest at 8% per annum and due on April 20, 2021. The annual interest rate will increase to 22% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%. The Note and accrued interest totaling $140,968 was converted into 2,232,298 common shares of the Company within the terms of the note during the year ended December 31, 2020.	88,000	(10)
Less: Conversion	(88,000)
	0

Note payable of $105,000 dated April 30, 2020 for cash of $100,000, net of original issue discount of $5,000, with interest at 8% per annum and due on April 30, 2021. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lower of $0.50 per share or 60% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 40%. The Note and accrued interest totaling $109,200 was converted into 1,511,000 common shares of the Company within the terms of the note during the year ended December 31, 2020.	105,000	(11)
Less: Conversion	(105,000)
	0

Note payable of $53,000 dated May 19, 2020 for cash of $53,000, with interest at 8% per annum and due on August 19, 2021. The annual interest rate will increase to 22% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%. The Note and accrued interest totaling $86,217 was converted into 683,791 common shares of the Company within the terms of the note during the year ended December 31, 2020.	53,000	(12)
Less: Conversion	(53,000)
	0

Note payable dated June 24, 2020 for $30,000, with interest at 5% per annum and due on September 24, 2020. The Note is unsecured. The Note and accrued interest totaling $ 30,777 was settled by the issuance of 376,704 common shares of the Company. The shares were valued at $0.21 per share based on the market price at the settlement date. Accordingly, the Company recorded a loss on loan settlement of $48,331 during the year ended December 31, 2020.	30,000	(13)
Less: Conversion	(30,000)
	0

Note payable dated July 7, 2020 for $50,000, with interest at 5% per annum and due on July 7, 2021. The Note is unsecured.	$50,000	(14)

Note payable of $53,000 dated August 5, 2020 for cash of $53,000, with interest at 8% per annum and due on November 5, 2021. The annual interest rate will increase to 22% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%. The note, accrued interest and early payment penalty totaling $70,736 was paid during the three months ended March 31, 2021.	53,000	(15)
Less: Repayment	(53,000)
	0

Note payable of $105,000 dated August 11, 2020 for cash of $100,000, net of original issue discount of $5,000, with one-time interest charge of 8% payable and due on May 11, 2021. The outstanding balance of the Note will be increase by 135% if in default. The Note is a convertible promissory note. The conversion price equals the lower of $0.50 per share or 60% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 40%. The note and accrued interest totaling $111,466 was settled by the issuance of 708,750 common shares of the Company and $50,000 in cash. The note and accrued interest were converted at $0.1614 per share and settled with additional share at $0.45 per shares. Accordingly, the Company recorded a loss on loan settlement of $58,059 during the three months ended March 31, 2021.	105,000	(16)
Less: Repayment	(105,000)
	0

Note payable of $53,000 dated September 14, 2020 for cash of $53,000, with interest at 8% per annum and due on December 14, 2021. The annual interest rate will increase to 22% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%. The note, accrued interest and early payment penalty totaling $70,736 was paid during the three months ended March 31, 2021.	53,000	(17)
Less: Repayment	(53,000)
	0

Note payable to an unrelated party dated September 11, 2020 for $4,000, with no interest and due on demand.	4,000	(18)

Note payable to an unrelated party dated September 16, 2020 for $5,000, with no interest and due on demand.	5,000	(19)

Note payable of $56,750 dated October 12, 2020 for cash of $52,750, with interest at 8% per annum and due on October 12, 2021. The annual interest rate will increase to 24% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.50 per share or 60% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 40%.	56,750	(20)

Note payable of $138,00 dated November 13, 2020 for cash of $138,000, with interest at 8% per annum and due on November 13, 2021. The annual interest rate will increase to 18% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%. The note, accrued interest and early payment penalty totaling $183,483 was paid during the three months ended March 31, 2021.	138,000	(21)
Less: Repayment	(138,000)
	0

Note payable of $83,500 dated December 2, 2020 for cash of $83,500, with interest at 8% per annum and due on March 2, 2022. The annual interest rate will increase to 22% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%. The note, accrued interest and early payment penalty totaling $104,527 was paid during the three months ended March 31, 2021.	$83,500	(22)
Less: Repayment	(83,500)
	0

Note payable of $425,000 dated January 6, 2021 for cash of $400,000, with interest at 6% per annum and due on January 7, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.50 or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%. The note totaling $300,000 was converted into 1,640,638 common shares of the Company within the terms of the note during the quarter ended March 31, 2021.	$425,000	(23)
Less: Conversion	(300,000)
	125,000

Note payable of $425,000 dated January 6, 2021 for cash of $400,000, with interest at 6% per annum and due on January 7, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.50 or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%. The note totaling $200,000 was converted into 1,089,910 common shares of the Company within the terms of the note during the quarter ended March 31, 2021.	$425,000	(24)
Less: Conversion	(200,000)
	225,000

Note payable of $300,000 dated March 30, 2021 for cash of $282,000, with interest at 6% per annum and due on March 30, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.2437 or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%.	$300,000	(25)

Note payable of $300,000 dated March 30, 2021 for cash of $282,000, with interest at 6% per annum and due on March 30, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.2437 or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%.	$300,000	(26)
	$1,105,750
Less: unamortized discount	(959,303)
Total	$146,447
Short term convertible notes, net of discount of $959,303	$87,447
Long-term convertible notes, net of discount of $0	$0
Short-term non-convertible notes – continuing operations	$55,000
Short-term non-convertible notes – discontinued operations	$4,000
Long-term non-convertible notes	$0

Note 12 – Loans from Related Parties

On April 12, 2019, the Company entered into individual share exchange agreements and promissory notes with each of Daniel Dror, Winfred Fields and former Directors Everett Bassie and Charles Zeller (the “AMIH Shareholders”), whereby the AMIH Shareholders agreed to cancel and exchange a total of 5,900,000 shares of their AMIH common stock. The Company issued individual promissory notes with an aggregate principal amount of $350,000 (the “Promissory Notes”) for cancellation of the 5,900,000 common shares. The Promissory Notes have a term of two years and accrue interest at the rate of 10% per annum until paid in full by the Company. The Company recorded interest of $7,506 on these notes during the year ended December 31, 2020. The accrued interest on these notes was $18,982 as of December 31, 2020. The Note and accrued interest totaling $ 280,108 was settled by the issuance of 3,476,495 common shares of the Company. The shares were valued at $0.31 and $0.27 per share based on the market price at the settlement date. Accordingly, the Company recorded a loss on loan settlement of $758,601 during the year ended December 31, 2020.	$350,000
Less: Conversion	(240,000)
110,000

Note payable to Isaak Cohen, father to the Company’s CEO, dated June 21, 2019 for $40,000, with interest at 8% per annum and due on June 21, 2020. The promissory note is unsecured. Furthermore, the Company issued 50,000 shares of the Company’s common stock to the related party investor as further consideration to enter into the loan with the Company. The Company issued 50,000 common shares valued at $0.10 per share, or $5,000, based on recent sales of common stock to the third party, which was accounted for at a discount on the note. The principal of this Note of $40,000 and accrued interest of $2,214 was paid with cash in full during the first quarter of 2020. Accordingly, the unamortized discount as of the payment date in the amount of $2,363 was expensed.	0

Note payable to Isaak Cohen, father to the Company’s CEO, dated September 9, 2019 for $100,000, with interest at 8% per annum and due on September 9, 2020. The promissory note is unsecured. Furthermore, the Company issued 100,000 shares of the Company’s common stock to the related party investor as further consideration to enter into the loan with the Company. The Company issued 100,000 common shares valued at $1.00 per share, or $100,000, based on the market price at the grant date, which was accounted for as a discount on the note. The Note and accrued interest totaling $109,278 were settled by the issuance of 895,722 common shares of the Company at a price of $0.122 per share. The shares were valued at $0.33 per share based on the market price at the settlement date. Accordingly, the Company recorded a loss on loan settlement of $186,310 during the nine months ended September 30, 2020.	0

As of March 31, 2021, the Company had a short-term note payable in the amount of $13,473 to Kemah Development Texas, LP, a company owned by Dror Family Trust, a related party.	13,473

As of March 31, 2021, the Company had a short-term loan payable in the amount of $6,253 to a related party with no interest and due on demand.	6,253

As of March 31, 2021, outstanding loan balances payable to two of the Company officers and board members, Esteban Alexander and Jacob Cohen, was $23,878. The Company incurred $465 and $75, respectively, on imputed interest expense due to related party borrowing during the three months ended March 31, 2021.	23,878
$153,604
Less: unamortized discount	(0)
Total	$153,604
Long-term loan from related parties	$0
Short-term loan from related parties – continuing operations	$129,726
Short-term loan from related parties – discontinued operations	$23,878

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

The Company’s convertible note has been evaluated with respect to the terms and conditions of the conversion features contained in the note to determine whether they represent embedded or freestanding derivative instruments under the provisions of ASC 815. The Company determined that the conversion features contained in the notes totaled $2,040,383 and represent a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Lattice Model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion.

The Convertible Note derivatives were valued as of December 31, 2020, issuance, conversion and March 31, 2021 as set forth in the table below.

Derivative liabilities as of December 31, 2020	$517,366
Initial derivative liabilities at new note issuance	2,719,439
Initial loss	(0)
Conversion	(763,241)
Mark to market changes	(433,181)

Derivative liabilities as of March 31, 2021	$2,040,383

As of March 31, 2021, the Company had derivative liabilities of $2,040,383, and recorded changes in derivative liabilities in the amount of $433,181 during the three months ended March 31, 2021.

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

Note 14 – Costs and estimated earnings in excess of billings on uncompleted contract

The Company has two major long-term contracts in progress which were completed during the year ended December 31, 2020. Work has started on the long-term contracts that will have costs and earnings in the following periods:

Job	March 31, 2021	December 31, 2020

Contract Revenues	-	5,640,707
Other Revenue	-	156,922
Total Revenues	-	5,797,629

Contract COGS	-	4,184,033
Other COGS	-	668,598
Total COGS	-	4,852,631

Gross Profit	-	944,998
Percentage of completion (POC)	-%	100%

Revenues – POC	-	7,358,273

Bill to Date	$-	$7,358,273

Costs and estimated earnings in excess of billings on uncompleted contract	$-	$-

Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are reclassified to accounts receivable when they are billed under the terms of the contract. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date, which was $0 as of December 31, 2020. The Company recognized revenue of $5,640,707 for the two construction projects, Normandy and Gateway during the year ended December 31, 2020 in connection with such contract assets. All incurred costs associated with contract assets as of December 31, 2020 was billed and collected. No activities incurred during the first quarter of 2021.

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

On May 15, 2020, the Company entered into a Securities Purchase Agreement with GCN as described in greater detail in “Note 2 - Organization, Ownership and Business”. Pursuant to the SPA, the Company acquired a 51% interest in Life Guru from GCN in consideration for 500,000 shares of newly designated Series B Convertible Preferred Stock, which had an agreed upon value of $500,000 ($1.00 per share), and agreed to issue GCN up to an additional 1,500,000 shares of Series B Convertible Preferred Stock (with an agreed upon value of $1,500,000) upon reaching certain milestones. The fair value of the first 500,000 shares of the Company’s Series B Preferred Stock at grant date was $605,488, a result of market price per common share at the grant date times the equivalent number of common shares after the conversion of Series B Preferred Stock. Such 500,000 initial shares of Series B Preferred Stock were subsequently converted to common stock in June 2020, as discussed below. On February 26, 2021, the Company issued GNC 500,000 shares of Series B Convertible Preferred Stock as miles stones was reach. The fair value of the 500,000 shares of the Series B Preferred Stock at grant date was $601,852, a result of market price per common shares at the grant date times the equivalent number of common shares after the conversion of Series B Preferred Stock. Such 500,000 of Series B preferred Stock were subsequent converted to common stock in February 2021, as discussed below.

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

As of March 31, 2021 and December 31, 2020, there was one share of Series A Preferred Stock and no shares of Series B Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue up to 195,000,000 shares of common stock, $0.0001 par value, of which 72,563,766 shares were issued and outstanding at March 31, 2021 and 55,066,855 were issued and outstanding at December 31, 2020.

On January 12, 2021, the Company issued 708,750 common shares and payment of $50,000 to settle a note with an unrelated party, dated August 11, 2020. The Company recorded a loss on loan settlement of $58,059.

On February 2, 2021, the Company issued 200,000 shares of the Company’s common stock to a non-related third-party investor in exchange for $100,000 in cash.

On February 8, 2020, the 500,000 shares of Series B Convertible Preferred stock were converted into 2,057,613 shares of the Company’s restricted common stock per GCN’s request.

In first quarter of 2021, the Company issued 11,800,000 shares of the Company’s common stock in consideration for services performed by employee and non-employee. The shares were valued at $4,223,390 based on the market price on the date of agreement.

In first quarter of 2021, the Company issued 2,730,548 common shares to investors in exchange for $502,050 of principal and accrued interest owed under the terms and conditions of that convertible note as issued.

Note 16 – Going Concern

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying financial statements, the Company has a net loss from continuing operation of $7,354,994 for the three months ended March 31, 2021 and a net loss from continuing operation of $30,619 for the three months ended March 31, 2020, a net loss from discontinued operation of $17,612 and $99,293 for the three months ended March 31, 2021 and 2020 respectively, and an accumulated deficit of $17,932,264 as of March 31,2021. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There can be no assurance that the Company will become commercially viable without additional financing, the availability and terms of which are uncertain. If the Company cannot secure necessary capital when needed on commercially reasonable terms, its business, condition (financial and otherwise) and commercial viability may be harmed. Although management believes that it will be able to successfully execute its business plan, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

AMIH vs. Winfred Fields

On November 11, 2019, the Company filed an original petition and jury demand against Winfred Fields, a shareholder, in the 458th Judicial District Court of Fort Bend County seeking damages related to breach of contract and fraud related charges. The Company executed an exchange agreement with Mr. Fields on or around April 12, 2019 whereby Mr. Fields was required to tender to the Company a total of 650,000 of the 750,000 shares of the Company’s common stock that Mr. Fields then owned (the “Exchanged Shares”) in exchange for a promissory note with a maturity date of April 12, 2021 payable in the amount of $42,500 (the “Fields Note”) (see also “Note 12 - Loans to Related Parties”). The Exchange Agreement required that Mr. Fields immediately return the stock certificates for the Exchanged Shares to the Company or its designated agent for immediate cancellation and for Mr. Fields to retain the remaining 100,000 shares. Mr. Fields agreed in the Exchange Agreement that these shares would not become unrestricted until such time as Mr. Fields received an opinion of counsel satisfactory to the Company that the shares were not restricted for trade under SEC regulations. After executing the Exchange Agreement, Mr. Fields—rather than return the Exchanged Shares or obtain said opinion of counsel—attempted to deposit and trade the Exchanged Shares and the restricted shares, which was a direct violation of the Exchange Agreement. The Company asserts that Mr. Fields knowingly, willingly and fraudulently attempted to deposit and trade the Exchanged Shares and is seeking damages and equitable relief. Upon several attempts to serve Mr. Fields, service was perfected on or around February 3, 2020. On March 2, 2020, Mr. Fields filed a response generally denying all claims. On May 22, 2020, the Company filed its first request for production and request for disclosure and discovery insisting that Mr. Fields produce all documentation related to the fraudulent transaction and is awaiting a response to these requested discovery items. The outcome of this action is currently unknown at this time. In November 2019, the Company recovered 650,000 shares from Mr. Fields which were cancelled in 2019.

Note 18 – Discontinued Operations

During 2020, the Company decided to discontinue the operation of its VISSIA McKinney, VISSIA Waterway, and Legend Nutrition. VISSIA McKinney, VISSIA Waterway, and Legend Nutrition have been presented as discontinued operations in the accompanying consolidated financial statements. The operating results for VISSIA McKinney, VISSIA Waterway, and Legend Nutrition have been presented in the accompanying consolidated statement of operations for the three months ended March 31, 2021 and 2020 as discontinued operations and are summarized below:

	Years Ended March 31,
	2021	2020
Revenue	$2,530	$113,432
Cost of revenue	0	53,449
Gross Profit	2,530	59,983
Operating expenses	20,142	158,268
Loss from operations	(17,612)	(98,285)
Other Expenses	(0)	(1,008)
Net loss	$(17,612)	$(99,293)

Note 19 – Subsequent Events

On April 8, 2021, the Company issued 909,361 common shares to an investor in exchange for $129,925 of principal and accrued interest owed under the terms and conditions of that 6% convertible promissory note as issued to Cavalry, dated January 7, 2021.

On April 21, 2021, the Company issued 403,769 common shares to an investor in exchange for $50,875 of principal and accrued interest owed under the terms and conditions of that 6% convertible promissory note as issued to L1 Capital, dated January 7, 2021.

On April 28, 2021, the Company issued 485,079 common shares to an investor in exchange for $61,120 of principal and accrued interest owed under the terms and conditions of that 6% convertible promissory note as issued to L1 Capital, dated January 7, 2021.

On May 3, 2021, the Company issued 760,928 common shares to an investor in exchange for $56,750 of principal and accrued interest owed under the terms and conditions of that 8% convertible promissory note as issued to Quick Capital, LLC, dated October 20, 2020.

Management has evaluated all subsequent events from March 31, 2021 through the issuance date of the financial statements for subsequent event disclosure consideration. No change to the financial statements for the three months ended March 31, 2021 is deemed necessary as a result of this evaluation.

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

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II. Other Information - Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on April 15, 2021 (the “Annual Report”).

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

Business of the Company

A description of the Company’s business operations, assets and divisions can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on April 15, 2021, under the heading “Item 1. Business”. Except as set forth below under “Recent Events” such information as set forth in the Form 10-K remains accurate and current.

Recent Events

COVID-19 Outlook

The outbreak of the 2019 novel coronavirus disease (“COVID-19”), which was declared a global pandemic by the World Health Organization on March 11, 2020, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread has severely impacted the U.S. and world economies, the market for health spa services, nutrition supplements and our other business offerings during the end of the first quarter of 2020, and continuing throughout 2020. Government mandated ‘stay-at-home’ and similar orders have to date, and may in the future, prevent us from staffing our spas and construction services, and prohibited us from operating altogether. Specifically, as a result of COVID-19 and ‘stay-at-home’ and social distancing orders issued in McKinney and The Woodlands, Texas, we had to close both of our MedSpas, VISSIA McKinney and VISSIA Waterway, Inc., which were closed effective March 10, 2020, and which resulted in both the loss of income and the loss of most of our workforce, who had to be let go. VISSIA Waterway, Inc. reopened effective June 21, 2020 and VISSIA McKinney reopened effective August 8, 2020. However, due to the termination of employees associated with the shutdown we were forced to expend resources to attract, hire and train completely new staff for preparation of the re-launchings. Notwithstanding the re-openings, customer traffic and demand at our VISSIA Waterway, Inc. and VISSIA McKinney MedSpa locations failed to rebound to pre-closure levels due to COVID-19 and the pandemic’s effects on the economy, and because we are unable to predict the length of the pandemic or ultimate outcome thereof, and further due to our limited capital resources, effective in October 2020, we made the decision to close both our VISSIA Waterway, Inc. and VISSIA McKinney locations and discontinued such operations. Although our MedSpas were forced to close during the second and third quarters and are permanently closed for economic reasons. Legend Nutrition was able to remain open as an essential business as we sold vitamins and other nutritional supplements. Legend Nutrition’s lease was up January 31, 2021, and the Company chose not to renew the lease, closed the store, and will not continue in this line of business moving forward.

As of the date of this report, our operations are limited, and consist mainly of American International Holdings Corp, Capitol City Solutions USA, Inc., ZipDoctor, Inc., EPIQ MD, Inc.

Moving forward, economic recessions, including those brought on by the COVID-19 outbreak may have a negative effect on the demand for our services and our operating results. All of the above may be exacerbated in the future as the COVID-19 outbreak and the governmental responses thereto continues.

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

On May 15, 2020, the Company executed a securities purchase agreement with Global Career Networks Inc, a Delaware corporation (the “Seller”), the sole owner of Life Guru, Inc., a Delaware corporation (the “Life Guru”), pursuant to which the Company purchased from the Seller, a 51% interest in the capital stock of Life Guru. The LifeGuru website and platform is launched in Q1 2021.

Results of Operations

Revenues

We had revenues of $9,133 for the three months ended March 31, 2021, respectively, compared to revenues of $3,296,583, for the three ended March 31, 2020, respectively. The significant decrease in revenues in 2021 was due primarily to two construction contracts for an apartment and clubhouse rebuild at Gateway Village, Texas, and the replacement of a roof replacement at Port Arthur, Texas. There were no active construction contracts for the 1st quarter of 2021.

We recognized revenues in accordance with Accounting Standards Codification (ASC) Topic 606. A five-step process has been designed for the individual or pool of contracts to keep financial statements focused on this principle. Revenues from fixed-price and cost-plus contracts are recognized on the percentage of completion method, whereby revenues on long-term contracts were recorded on the basis of the Company’s estimates of the percentage of completion of contracts based on the ratio of actual cost incurred to total estimated costs. This cost-to-cost method was used because management considered it to be the best available measure of progress on these contacts. Revenues from cost-plus-fee contracts were recognized on the basis of costs incurred during the period plus the fee earned, measured on the cost-to-cost method. Revenues from time-and-material and rate chart contracts were recognized currently as work is performed. During the three months ended March 31, 2021, we recognized revenues of $9,133 in connection with membership income from ZipDoctor. The revenues during the three months ended March 31, 2020, were primarily generated from two construction contracts for an apartment and clubhouse rebuild at Gateway Village, Texas and the replacement of a roof in Port Arthur, Texas.

Cost of Revenues

We had cost of revenues of $3,500, for the three months ended March 31, 2021, compared to cost of revenues of $2,151,169, for the three months ended March 31, 2020. Cost of revenues include all direct material, sub-contractor, labor and certain other direct costs, as well as those indirect costs related to contract performance, such as indirect labor and fringe benefits. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to cost and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period. Claims for additional contract revenue are recognized when realization of the claim is probable and the amount can be reasonably determined.

The cost of revenues in the three months ended March 31, 2020 were primarily attributable to our two construction contracts for an apartment and clubhouse rebuild at Gateway Village, Texas and the replacement of a roof in Port Arthur, Texas.

Cost of revenues as a percentage of revenues was 38% for the three months ended March 31, 2021, compared to 65.3% the three months ended March 31, 2020. Cost of revenues as a percentage of revenue decrease for the three months ended March 31, 2021, compared to the prior periods in 2020, due primarily to the two construction contracts for an apartment and clubhouse rebuild at Gateway Village, Texas and the replacement of a roof in Port Arthur, Texas.

Operating Expenses

General and administrative expenses were $5,334,689 and $1,055,161 for the three months ended March 31, 2021 and 2020, respectively. The increase in 2021 was due primarily to stock-based compensation in the amount of $4,223,390 during the three months ended March 31, 2021, professional expenses incurred because of being a public company (for legal, financial reporting, accounting and auditing compliance).

Other Expenses

During the three months ended March 31, 2021 and 2020, we incurred interest expense of $104,519 and $25,067, respectively, of which $539 and $1,051, respectively, were recorded as imputed interest in connection with related party loans.

Amortization of debt discount was $940,102 and $69,168 during the three months ended March 31, 2021 and 2020, respectively.

We had a loss of $923,258 and $26,937 during the three months ended March 31,2021 and 2020, respectively, due to change in derivative liabilities. See also “Note 13 – Derivative Liabilities”, to the notes to unaudited financial statements included above.

Discontinued operations

Customer traffic and demand at our VISSIA Waterway, Inc. and VISSIA McKinney MedSpa locations which were re-opened after mandatory closures associated with COVID-19 in June and August 2020, respectively, failed to rebound to pre-closure levels due to COVID-19 and the pandemic’s effects on the economy, and because we are unable to predict the length of the pandemic or ultimate outcome thereof, and further due to our limited capital resources, effective in October 2020, we made the decision to close both our VISSIA Waterway, Inc. and VISSIA McKinney locations and discontinued such operations. While such locations are closed, they are not generating any revenue. The continuing expenses, without corresponding revenues, may have a significant negative affect on our results of operations and cash flows. Separately, Legend Nutrition’s lease was up January 31, 2021, and the Company chose not to renew the lease, closed the store, and not continue in that line of business moving forward.

VISSIA Waterway, Inc., VISSIA McKinney LLC and Legend Nutrition (collectively referred to as “Discontinued Subsidiaries”) have been presented as discontinued operations in the accompanying consolidated financial statements.

The operating results for Discontinued Subsidiaries have been presented in the accompanying consolidated statement of operations for the three months ended March 31, 2021 and 2020, as discontinued operations and are summarized below:

	Years Ended March 31,
	2021	2020
Revenue	$2,530	$113,432
Cost of revenue	0	53,449
Gross Profit	2,530	59,983
Operating expenses	20,142	158,268
Loss from operations	(17,612)	(98,285)
Other Expenses	(0)	(1,008)
Net loss	$(17,612)	$(99,293)

	As of
	March 31, 2021	December 31, 2020
Assets of discontinued operations - current	$12,760	$10,061
Assets of discontinued operations - intangible	-	-
Assets of discontinued operations – non-current	103,448	113,645
Net liabilities of discontinued operations	$535,978	$566,552

Net Loss

We had a net loss of $7,354,994, or $0.10 per share from continuing operations and $17,612 or $0.00 per share from discontinued operations during the three months ended March 31, 2021, totaling an aggregate of $7,372,606 or $0.10 per share in total net loss. We had a net loss of $30,619, or $0.00 per share from continuing operations and $99,293 or $0.00 per share from discontinued operations during the three months ended March 31, 2020, for a total net loss of $129,912 or $0.00. The increase in net loss in 2021 was primarily attributable to non-cash expenses in connection with stock-based compensation, amortization of debt discount, the change in derivative values associated with outstanding convertible debt, impairment loss due to the investment in Life Guru, and settlement loss in connection with the common shares issued for notes settlement, offset by the increase in gross profit, each as discussed above.

Liquidity and Capital Resources

As of March 31, 2021 and December 31, 2020, the Company had total assets of $669,941 and $265,522, respectively, including $116,208 and $123,706 of assets of discontinued operations, respectively.

As of March 31, 2021 and December 31, 2020, the Company had total liabilities of $3,122,957 and $1,477,996, respectively, which consisted of accounts payable, accrued interest and accrued compensation in the amount of $192,986 and $214,721, respectively, rights-of-use liability of $81,437 and $87,653, respectively, convertible notes payable (net of discount) and loans payable to related parties and non-related parties (net of discount) in the amounts of $87,447, $55,000 and $129,726, respectively, and derivative liabilities of $2,040,383 and $517,366, respectively. We also had $535,978 of net liabilities related to discontinued operations. The Company had a total stockholders’ deficit of $2,453,016 and $1,391,007 as of March 31, 2021 and December 31, 2020, respectively.

During the three months ended March 31, 2021, net cash used in operating activities was $652,066, compared to net cash used by operating activities of $806,363 for the three months ended March 31, 2020. Negative cash flows during the three months ended Mach 31, 2021, were due primarily to the net loss of $7,372,606, plus the decrease in billing in excess of costs and estimated earnings by $1,283,506, partially offset by non-cash expenses, including stock-based compensation of $4,223,390, amortization of debt discount of $940,102, derivatives expenses of $1,356,439, change in derivatives liabilities of $433,181, loss on loans settlement by $58,059 and in process research and development of $601,852. Comparatively, negative cash flows during the three months ended March 31, 2020, were due primarily to non-cash expenses, including stock-based compensation of $640,000, amortization of debt discount of $69,168, changes in derivative liabilities of $26,937, plus the increase in billing in excess of costs and estimated earnings of $1,283,506, offset by our net loss of $129,912.

During the three months ended March 31, 2021 and 2020, we had cash used in investing activities of $0 and $43,966, respectively. The net cash used in investing activities in 2020 was solely attributable to capital expenditures for property and equipment.

During the years ended March 31, 2021 and 2020, net cash flows provided by financing activities were $1,067,834 and $152,923, respectively, primarily attributable to the proceeds from notes payable to related parties and non-related parties during the respective periods. We had proceeds of $9,820 from related party borrowings and proceeds of $1,363,000 from non-related party borrowings in the three-months ended March 31, 2021, compared to proceeds of $0 and $150,000 respectively, in the three months ended March 31, 2020. We made repayments of $27,486 to related party borrowings and repayments of $377,500 to non-related party borrowings in the three months ended March 31, 2021, compared to repayments of $41,077 and $2,500, respectively, in 2020. We had proceeds of $100,000 from sales of stock in 2021 (which shares of stock were sold in connection with our Regulation A offering (discussed below)), which was $46,500 in 2020.

We had cash of $437,909 and a working capital deficit of $2,663,083, as of March 31, 2021. On the short-term basis, we will be required to raise a significant amount of additional funds over the next 12 months to sustain operations and pay outstanding liabilities. On the long-term basis, we will potentially need to raise capital to grow and develop our business.

To date we have sold 200,000 shares of our common stock in consideration for $100,000 in cash through our Regulation A offering, which relates to the sale of up to 10,800,000 shares of our common stock at a price of $0.50 per share; and (b) 2,730,548 shares of our common stock in exchange for the conversion of $502,050 in debt.

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

The derivative liabilities are stated at their fair value as a level 3 measurement. The Company used the Lattice Model to determine the fair values of these derivative liabilities. See “Note 13 – Derivative Liabilities” of the financial statements included herein, for the Company’s assumptions used in determining the fair value of these financial instruments.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, and December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Management, with the participation of our Chief Executive Officer (principal executive officer/principal financial/accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Report. As of March 31, 2021, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting as of March 31, 2021 (as described in greater detail in our annual report on Form 10-K for the year ended December 31, 2020), our Chief Executive Officer (principal executive officer/principal financial/accounting officer) has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer/principal financial/accounting officer), as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Commission on April 15, 2021 (the “Form 10-K”), under the heading “Risk Factors”, which are incorporated by reference herein, except as set forth below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2020, under “Risk Factors”, and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

The risk factor entitled “Our business has been materially and adversely disrupted by COVID-19, and the control response measures that state and local governments have implemented to address it, and may be impacted by other epidemics or pandemics in the future. We have been forced to close our MedSpas and have made the decision to close our nutrition store.” from the Form 10-K is replaced and superseded by the following:

Our business has been materially and adversely disrupted by COVID-19, and the control response measures that state and local governments have implemented to address it, and may be impacted by other epidemics or pandemics in the future. We have been forced to close our MedSpas and have closed our nutrition store.

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

The COVID-19 pandemic, and related social distancing requirements, travel bans, stay-at-home orders and closures limited access to our spas and store and forced us to close our spas and store during the first quarter of 2020 and into the second quarter of 2020. Specifically, as a result of COVID-19 and ‘stay-at-home’ and social distancing orders issued in McKinney and The Woodlands, Texas, we had to close both of our MedSpas, VISSIA McKinney and VISSIA Waterway, Inc., which were closed effective March 10, 2020, and which resulted in both the loss of income and the loss of most of our workforce, who had to be let go. VISSIA Waterway, Inc. reopened effective June 21, 2020 and VISSIA McKinney reopened effective August 8, 2020. However, due to the termination of employees associated with the shutdown we were forced to expend resources to attract, hire and train completely new staff for preparation of the re-launchings. Notwithstanding the re-openings, customer traffic and demand at our VISSIA Waterway, Inc. and VISSIA McKinney MedSpa locations failed to rebound to pre-closure levels due to COVID-19 and the pandemic’s effects on the economy, and because we are unable to predict the length of the pandemic or ultimate outcome thereof, and further due to our limited capital resources, effective in October, 2020, we made the decision to discontinue operations of both our VISSIA Waterway, Inc. and VISSIA McKinney MedSpa locations.

Our MedSpas were forced to close during the second and third quarters. Legend Nutrition was able to remain open as an essential business as we sold vitamins and other nutritional supplements. Though the store was able to remain open, the store saw a deep decline in sales due to social distancing orders and decreases in customers who are willing to venture out to brick-and-mortar establishments. Legend Nutrition’s lease was up January 31, 2021, and the Company chose to not renew the lease, closed the store, and will not continue in this line of business moving forward.

All of the above has in turn, not only negatively impacted our operations, financial condition and demand for our services, but our overall ability to react timely to mitigate the impact of this event. To date, our second through fourth 2020 financial results have been, and we anticipate our financial results for the first half of 2021, at a minimum, will be, significantly negatively affected by COVID-19 and the closure of our med spas and nutrition store in connection therewith (both due to governmental orders and separately due to our lack of operating funds); however, the full effect on our business and operation is currently unknown. The outbreak of COVID-19 has caused significant disruptions to the Company’s ability to generate revenues and cash flows, and uncertainty regarding the length of the disruption may adversely impact our ability to raise additional capital.

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

The risk factor entitled “We have various outstanding convertible notes which are convertible into shares of our common stock at a discount to market.” from the Form 10-K is replaced and superseded by the following:

We have various outstanding convertible notes which are convertible into shares of our common stock at a discount to market.

As of March 31, 2021, we owed approximately $1,046,750 under various convertible promissory notes and as of the date of this Report we owe approximately $1,046,750 under various convertible promissory notes. The conversion prices of the convertible notes initially vary from between 60% to 75% of the market value of our common stock, subject in many cases to adjustments to the conversion prices upon defaults and anti-dilution and other rights which may result in such conversion prices declining. As a result, any conversion of the convertible notes and sale of shares of common stock issuable in connection with the conversion thereof may cause the value of our common stock to decline in value, as described in greater detail under the Risk Factors below. Notwithstanding the above, we hope to repay the convertible notes in full before any conversions take place.

The below is a new risk factor not included in the Form 10-K:

We currently have limited operations and may not generate significant revenues or be profitable in the future.

Our current operations consist solely of American International Holdings Corp, Capitol City Solutions USA, Inc., ZipDoctor, Inc., EPIQ MD, Inc. We may not be successful in our planned operations in the future and can make no assurances that we will be able to generate significant revenues in the future, that we will have sufficient funding to support our operations and pay our expenses, or that we will ever become profitable. In the event we are unable to generate revenues and/or support our operations, we will be forced to curtail and/or abandon our current business plan and any investment in the Company could become worthless.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the quarter ended March 31, 2021 and from the period from October 1, 2020 to the filing date of this Report, which have not previously been disclosed in our prior Annual Report on Form 10-K or a Current Report on Form 8-K, except as set forth below:

On January 6, 2021 (the “Closing Date”), the Company closed the transactions contemplated by a Securities Purchase Agreement dated January 6, 2021 (the “Purchase Agreement”), which was entered into with a group of accredited institutional investors (collectively, the “Investors”), for the sale of convertible promissory notes. Pursuant to the Purchase Agreement, the Company agreed to sell 6% Original Issue Discount Senior Secured Convertible Promissory Notes in an aggregate principal amount of $1,450,000 (the “Notes”) and warrants to purchase up to an aggregate of 6,750,000 shares of the Company’s common stock (the “Warrants”) to the Investors and entered into a Security Agreement, a Guaranty Agreement, a Pledge Agreement, and a Registration Rights Agreement (the foregoing, collectively with the Purchase Agreement, Notes and Warrant, the “Transaction Documents”). The Purchase Agreement includes indemnification obligations of the Company, requirements for the Company to reserve three times the number of shares of common stock issuable upon conversion of the Notes and exercise of the Warrants, the right of the Investors to participate up to 30% in any future equity or debt offering made by the Company in the 12 months after the Closing Date, a prohibition on the Company selling any shares of common stock or common stock equivalents until 30 days after the Closing Date, subject to certain exceptions, a one year prohibition on the Company entering into any equity line transaction or variable rate transaction (including convertible notes with adjustable conversion prices), and a one year prohibition, without the approval of the Investors, of a reverse or forward stock split.

A total of $850,000 in Notes (the “First Tranche Notes”) were sold on the Closing Date, and a total of $600,000 in Notes (the “Second Tranche Notes”), were sold on March 30, 2021. In connection with the sale of the First Tranche Notes, the Company paid $25,000 of the Investors’ legal fees and certain other amounts in expense reimbursements.

The First Tranche Notes mature on January 7, 2022, and the Second Tranche Notes mature on March 30, 2022, and accrue interest at a rate of 6% per annum (15% upon the occurrence of an event of default) payable to the Investors in cash on a calendar quarterly basis (which changes to monthly upon the occurrence of an event of default). Each of the Notes contained a 6% original issue discount.

On January 12, 2021, the Company issued 708,750 common shares to an investor in exchange for $111,466 of principal and accrued interest owed under the terms and conditions of that promissory note as issued to LGH Investments, LLC., dated August 11, 2020.

On January 13, 2021, the Company issued 105,000 shares of the Company’s common stock to eligible persons under the Plan. The shares were valued at $0.40 per share or $40,000.

On January 21, 2021, the Company agreed to issue 4,000,000 shares of common stock to Mr. Rodriquez under the terms of his employment agreement, 1,500,000 million shares of common stock to Mr. Bowen under the terms of his employment agreement and 1,000,000 shares to the Company’s legal counsel under the terms of the reduced fee agreement. The securities issued to the Company’s legal counsel are subject to a two-year lock-up agreement, preventing the sale or transfer of such shares without the written approval of the Company, except to affiliates of the holder, who agree to be bound by the same terms.

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

On March 8, 2021, the Company issued to GCN an additional 500,000 shares of Series B Convertible Preferred Stock, which had an agreed upon value of $500,000 ($1.00 per share) in connection with milestones achieved pursuant to a Securities Purchase Agreement as executed with GCN on May 15, 2020. Immediately upon issuance, GCN elected to convert the 500,000 shares of Series B Convertible Preferred Stock into 2,057,613 shares of the Company’s common stock, at a price of $0.24 per share.

On March 8, 2021, the Company issued 1,500,000 shares of the Company’s common stock in consideration for consulting services. The shares were valued at $0.27 per share, or $405,000 based on the market price on the date of issuance.

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

On April 21, 2021, the Company issued 403,769 common shares to an investor in exchange for $50,875 of principal and accrued interest owed under the terms and conditions of that 6% convertible promissory note as issued to L1 Capital, dated January 7, 2021.

On April 28, 2021, the Company issued 485,079 common shares to an investor in exchange for $61,120 of principal and accrued interest owed under the terms and conditions of that 6% convertible promissory note as issued to L1 Capital, dated January 7, 2021.

On May 3, 2021, the Company issued 760,928 common shares to an investor in exchange for $56,750 of principal and accrued interest owed under the terms and conditions of that 8% convertible promissory note as issued to Quick Capital, LLC, dated October 20, 2020.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Articles of Incorporation, as amended	10-K	000-50912	3.1	6/26/2020
3.2	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of International American Technologies, Inc.	SB-2	333-138902	4(iii)1	11/22/2006
3.3	Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock of International American Technologies, Inc.	SB-2	333-138902	4(iiii)2	11/22/2006
3.4	Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock of Hammons Industries, Inc.	8-K	000-50912	4(iii)3	9/26/2007
3.5	Amended and Restated Certificate of Designations of American International Holdings Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series a Preferred Stock, filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.1	5/21/2020
3.6	Amended and Restated Certificate of Designation of American International Holdings Corp. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock, filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.2	5/21/2020

3.7	Certificate of Withdrawal of Certificate of Designation of Series C Convertible Preferred Stock filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.3	5/21/2020
3.8	Bylaws of Unlimited Coatings Corporation	10-SB/12G	000-50912	3(ii)	8/18/04
10.1#	Securities Purchase Agreement dated January 6, 2021, by and between American International Holdings Corp., and the Investors party thereto	8-K	000-50912	10.1	1/12/2021
10.2	Form of 6% Original Issue Discount Secured Convertible Promissory Note dated January 6, 2021, by American International Holdings Corp. in favor of the holders thereof	8-K	000-50912	10.2	1/12/2021
10.3	Form of Warrant to Purchase Common Stock dated January 6, 2021, by American International Holdings Corp. in favor of the holders thereof	8-K	000-50912	10.3	1/12/2021
10.4#	Security Agreement date January 6, 2021, between American International Holdings Corp., VISSIA McKinney, LLC, VISSIA Waterway, Inc., EPIQ MD, Inc., Legend Nutrition, Inc., Life Guru, Inc and ZipDoctor, Inc., and in favor of the debtors named therein and collateral agent set forth therein	8-K	000-50912	10.4	1/12/2021
10.5#	Pledge Agreement dated January 6, 2021, by American International Holdings Corp. in favor of the collateral agent set forth thereof	8-K	000-50912	10.5	1/12/2021
10.6#	Registration Rights Agreement dated January 6, 2021, by American International Holdings Corp. in favor of the investors named thereof	8-K	000-50912	10.6	1/12/2021
10.7#	Subsidiary Guaranty Agreement between American International Holdings Corp., VISSIA McKinney, LLC, VISSIA Waterway, Inc., EPIQ MD, Inc., Legend Nutrition, Inc., Life Guru, Inc and ZipDoctor, Inc., and in favor of the purchasers named therein and collateral agent set forth therein	8-K	000-50912	10.7	1/12/2021
10.8***	January 21, 2021 Employment Agreement between American International Holdings Corp. and Alejandro Rodriquez	8-K	000-50912	10.1	1/22/2021
10.9***	January 21, 2021 Employment Agreement between American International Holdings Corp. and Verdie Bowen	8-K	000-50912	10.2	1/22/2021
10.10	Reduced Fee Agreement between American International Holdings Corp. and The Loev Law Firm, PC dated January 22, 2021	8-K	000-50912	10.3	1/22/2021
10.11	Lock-Up Agreement dated January 22, 2021, between American International Holdings Corp. and the shareholders party thereto	8-K	000-50912	10.4	1/22/2021
10.12	Securities Purchase Agreement dated December 2, 2020, between American International Holdings Corp. and Geneva Roth Remark Holdings, Inc.	8-K/A	000-50912	10.5	1/27/2021

10.13	$83,000 Convertible Promissory Note date dated December 2, 2020, issued by American International Holdings Corp. to Geneva Roth Remark Holdings, Inc.	8-K/A	000-50912	10.6	1/27/2021
10.14	March 8, 2021, Consulting Agreement between American International Holdings Corp. and KBHS, LLC	8-K	000-50912	10.1	3/18/2021
10.15	Form of 6% Original Issue Discount Secured Convertible Promissory Note dated January 6, 2021, by American International Holdings Corp. in favor of the holders thereof	8-K	000-50912	10.3	4/6/2021
31.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*					X
32.1**	Certification of Principal Executive Officer and of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

*	Filed herewith.
**	Furnished herewith.
***	Indicates management contract or compensatory plan or arrangement.

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
Jacob D. Cohen
Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial/Accounting Officer)
May 24, 2021

