Form 10-Q
period 2021-06-30
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2021-08-16
CIK 1300524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 000-50912

AMERICAN INTERNATIONAL HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	88-0225318
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

7950 Legacy Drive, Suite 400, Plano, Texas	75024
(Address of Principal Executive Offices)	(ZIP Code)

(972) 803-5337

(Registrant’s Telephone Number, Including Area Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The number of shares outstanding of each of the issuer’s classes of equity as of August 13, 2021, is 77,410,970 shares of common stock.

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

You should read the matters described in, and incorporated by reference in, “Item 1A. Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American International Holdings Corp.

Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	June 30, 2021	December 31, 2020

ASSETS
CURRENT ASSETS:
Cash and equivalents	$521,551	$25,144
Inventory	3,840	-
Prepayment and deposits	4,365	3,333
Assets of discontinued operations	153	10,061
TOTAL CURRENT ASSETS	529,909	38,538

NON-CURRENT ASSETS
Property and equipment, net of accumulated depreciation of $6,480 and $4,238	16,612	18,854
Right-of-use asset - operating lease	75,343	87,653
Rent deposits	7,399	6,832
Assets of discontinued operations	99,154	113,645
NET NON-CURRENT ASSETS	198,508	226,984

TOTAL ASSETS	$728,417	$265,522

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$10,339	$18,026
Accrued interest payable	38,175	42,195
Accrued compensation - related parties	151,500	154,500
Right-of-use liability - operating lease	23,194	24,138
Convertible notes payable, net of debt discount of $1,121,918 and $370,923	55,998	74,827
Loans payable to related parties	124,228	25,392
Loans payable	55,000	55,000
Derivative liabilities	1,575,083	517,366
Net liabilities of discontinued operations	516,604	566,552
TOTAL CURRENT LIABILITIES	2,550,121	1,477,996

LONG-TERM LIABILITIES
Right-of-use liability - operating lease	52,149	63,515
Convertible notes payable, net of debt discount of $0 and $78,482	-	5,018
Long-term debt - related parties	-	110,000
TOTAL LONG-TERM LIABILITIES	52,149	178,533

TOTAL LIABILITIES	2,602,270	1,656,529

STOCKHOLDERS’ DEFICIT
Preferred stock, (par value $0.0001, 5,000,000 shares authorized, of which 1 and 1 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively)	-	-
Common stock (par value $.0001, 195,000,000 shares authorized, of which 76,364,660 and 55,066,855 shares issued and outstanding as of June 30, 2021 December 31, 2020, respectively)	7,637	5,507
Treasury stock, at cost	(3,894)	(3,894)
Additional paid in capital	16,111,840	9,167,038
Accumulated deficit	(17,989,436)	(10,559,658)
TOTAL STOCKHOLDERS’ DEFICIT	(1,873,853)	(1,391,007)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$728,417	$265,522

The accompanying notes are an integral part of these consolidated financial statements.

American International Holdings Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenues
Revenues	$4,234	$1,855,304	$13,367	$5,151,887
Cost of revenues	11,738	1,208,144	15,238	3,359,313
Gross (loss) profit	(7,504)	647,160	(1,871)	1,792,574

Operating expenses
General and administrative expenses	417,191	2,334,771	5,751,880	3,389,932
Total operating expenses	417,191	2,334,771	5,751,880	3,389,932

Loss from operations	(424,695)	(1,687,611)	(5,753,751)	(1,597,358)

Other income (expenses)
Interest expenses	(14,863)	(27,613)	(119,382)	(52,680)
Amortization of debt discount	(375,300)	(112,108)	(1,315,402)	(181,276)
Change in derivative liabilities	752,078	2,367	(171,180)	(24,570)
Settlement loss	-	-	(58,059)	-
Other income	-	-	-	300
Total other income (expenses)	361,915	(137,354)	(1,664,023)	(258,226)

Loss before income taxes	(62,780)	(1,824,965)	(7,417,774)	(1,855,584)

Income taxes	-	-	-	-

Loss from continuing operation	$(62,780)	$(1,824,965)	$(7,417,774)	$(1,855,584)

Discontinued operation
Income (loss) from discontinued operations	5,608	(118,454)	(12,004)	(217,747)
Income (loss) from discontinued operations	5,608	(118,454)	(12,004)	(217,747)

Net loss	$(57,172)	$(1,943,419)	$(7,429,778)	$(2,073,331)

Basic and diluted income (loss) per share
Continuing operations	$(0.00)	$(0.06)	$(0.11)	$(0.06)
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	74,772,509	30,572,284	69,805,033	29,183,188

The accompanying notes are an integral part of these consolidated financial statements.

American International Holdings Corp.

Consolidated Statement of Changes in Stockholders’ Deficit

(Unaudited)

							Additional	Common	Retained		Total
	Preferred Stock A		Preferred Stock B		Common Stock		Paid-in	Stock	Earnings	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Stock	(Deficit)

Balance, December 31, 2019	-	$-	-	$-	27,208,356	$2,721	$2,186,651	$25,000	$(3,219,768)	$(103,537)	$(1,108,933)

Imputed interest	-	-	-	-	-	-	1,051	-	-	-	1,051

Issuance of common shares under private placement	-	-	-	-	131,250	13	71,487	(25,000)	-	-	46,500

Cancellation of common shares for long-term debt	-	-	-	-	(650,000)	(65)	(38,935)	-	-	39,000	-

Issuance of common shares for note settlement	-	-	-	-	91,250	9	54,991	-	-	-	55,000

Issuance of shares for services	-	-	-	-	1,357,142	135	639,864	-	-	-	639,999

Net (loss)	-	-	-	-	-	-	-	-	(129,912)	-	(129,912)

Balance, March 31, 2020	-	$-	-	$-	28,137,998	$2,813	$2,915,109	$-	$(3,349,680)	$(64,537)	$(496,295)

Imputed interest	-	-	-	-	-	-	1,228	-	-	-	1,228

Reclassification of derivative liabilties due to note conversion	-	-	-	-	-	-	40,035	-	-	-	40,035

Issuance of Series B preferred shares for investment	500,000	50	-	-	-	-	605,438	-	-	-	605,488

Cancellation of common shares for long-term debt	-	-	-	-	(1,000,000)	(100)	(60,543)	-	-	60,643	-

Issuance of common shares for note settlement	-	-	-	-	90,000	9	26,591	-	-	-	26,600

Issuance of shares for services - related parties	3	-	-	-	6,000,000	600	1,559,400	-	-	-	1,560,000

Issuance of shares for services	-	-	-	-	145,000	15	318,936	-	-	-	318,951

Issuance of common shares for Series B preferred shares conversion	(500,000)	(50)	-	-	2,083,333	208	(158)	-	-	-	-

Net (loss)	-	-	-	-	-	-	-	-	(1,943,419)	-	(1,943,419)

Balance, June 30, 2020	3	$-	-	$-	35,456,331	$3,545	$5,406,036	$-	$(5,293,099)	$(3,894)	$112,588

							Additional	Common	Retained		Total
	Preferred Stock A		Preferred Stock B		Common Stock		Paid-in	Stock	Earnings	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Stock	(Deficit)

Balance, December 31, 2020	1	$-	-	$-	55,066,855	$5,507	$9,167,038	$-	$(10,559,658)	$(3,894)	$(1,391,007)

Imputed interest	-	-	-	-	-	-	539	-	-	-	539

Reclassification of derivative liabilties due to note conversion	-	-	-	-	-	-	763,241	-	-	-	763,241

Issuance of Series B preferred shares for In Process Research and Development	-	-	500,000	50	-	-	601,802	-	-	-	601,852

Issuance of common shares for Series B preferred shares conversion			(500,000)	(50)	2,057,613	206	(156)	-	-	-	(0)

Issuance of common shares under private placement	-	-	-	-	200,000	20	99,980	-	-	-	100,000

Issuance of common shares for note conversion and settlement	-	-	-	-	2,730,548	273	501,777	-	-	-	502,050

Issuance of shares for services - related parties	-	-	-	-	6,500,000	650	2,510,000	-	-	-	2,510,650

Issuance of shares for services	-	-	-	-	5,300,000	530	1,712,210	-	-	-	1,712,740

Issuance of common shares for debt settlement	-	-	-	-	708,750	71	119,454	-	-	-	119,525

Net (loss)	-	-	-	-	-	-	-	-	(7,372,606)	-	(7,372,606)

Balance, March 31, 2021	1	$-	-	$-	72,563,766	$7,257	$15,475,885	$-	$(17,932,264)	$(3,894)	$(2,453,016)

Imputed interest	-	-	-	-	-	-	477	-	-	-	477

Reclassification of derivative liabilties due to note conversion	-	-	-	-	-	-	219,222	-	-	-	219,222

Issuance of common shares for note conversion and settlement	-	-	-	-	3,800,894	380	416,256	-	-	-	416,636

Net (loss)	-	-	-	-	-	-	-	-	(57,172)	-	(57,172)

Balance, June 30, 2021	1	$-	-	$-	76,364,660	$7,637	$16,111,840	$-	$(17,989,436)	$(3,894)	$(1,873,853)

The accompanying notes are an integral part of these consolidated financial statements.

American International Holdings Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,429,778)	$(2,073,331)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Amortization of debt discount	1,315,402	181,276
Change in derivative liabilities	(1,238,404)	24,569
Depreciation	10,830	23,464
Derivatives expenses	1,409,584	-
Imputed interest expense	1,016	2,279
Loss on disposal	5,902	95,000
Loss on loans settlement	58,059	-
Non-cash lease expense	12,310	82,805
Stock issued for services rendered	4,223,390	2,518,950
Stock issued for in process research and development	601,852	-
		-
(Increase) decrease in operating assets:
Inventory	8,793	(17,715)
Prepaid expenses	2,000	(310,230)
Rent Deposit	(3,599)	(26,893)
(Decrease) increase in operating liabilities:
Accounts payable	(45,637)	(11,659)
Accrued interest payable	14,384	49,859
Accrued compensation - related parties	(3,000)	72,000
Lease Liabilities, net	(12,310)	(84,886)
Billing in excess of costs and estimated earnings	-	(1,557,312)
NET CASH USED IN OPERATING ACTIVITIES	(1,069,206)	(1,008,506)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment	-	(72,290)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(72,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings - related parties	9,820	-
(Repayment) to borrowings - related parties	(32,984)	(40,000)
Proceeds from borrowings	1,869,000	421,000
(Repayment) to borrowings	(377,500)	(6,267)
Proceeds from sales of stock	100,000	46,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,568,336	421,233

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	499,130	(659,563)

CASH AND CASH EQUIVALENTS:
Beginning of period	22,574	1,258,710
End of period	$521,704	$599,147

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$106,677	$2,408

Non-cash transactions:
Cancellation of common shares	$-	$99,643
Capital lease	$-	$41,256
Common shares issued for notes conversion	$918,686	$26,600
Common shares issued for loan settlement	$111,466	$55,000
Common shares issued for debt inducement	$-	$40,035
Discounts on convertible notes	$(1,987,916)	$398,000
Issuance of Series B for investment	$-	$605,488
Lease Inception	$-	$348,279
Settlement of derivative liabilities	$982,463	$-
Stock Payable	$-	$25,000

The accompanying notes are an integral part of these financial statements.

American International Holdings Corp.

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2021

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2020. The interim results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Impact of COVID-19 Pandemic on Consolidated Financial Statements. The outbreak of the 2019 novel coronavirus disease (“COVID-19”), which was declared a global pandemic by the World Health Organization on March 11, 2020, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread has severely impacted the U.S. and world economies, the market for health spa services, nutrition supplements and our other business offerings during the end of the first quarter of 2020, and continuing throughout 2020. Government mandated ‘stay-at-home’ and similar orders have previously prevented us from staffing our spas (now closed) and construction services, and may cause staffing problems or prohibit us from operating altogether in the future. Specifically, as a result of COVID-19 and ‘stay-at-home’ and social distancing orders issued in McKinney and The Woodlands, Texas, we had to close both of our MedSpas, VISSIA McKinney and VISSIA Waterway, Inc., which were closed effective March 10, 2020, and which resulted in both the loss of income and the loss of most of our workforce, who had to be let go. VISSIA Waterway, Inc. reopened effective June 21, 2020 and VISSIA McKinney reopened effective August 8, 2020. However, due to the termination of employees associated with the shutdown we were forced to expend resources to attract, hire and train completely new staff for preparation of the re-launchings. Notwithstanding the re-openings, customer traffic and demand at our VISSIA Waterway, Inc. and VISSIA McKinney MedSpa locations failed to rebound to pre-closure levels due to COVID-19 and the pandemic’s effects on the economy, and because we are unable to predict the length of the pandemic or ultimate outcome thereof, and further due to our limited capital resources, effective in October 2020, we made the decision to close both our VISSIA Waterway, Inc. and VISSIA McKinney locations and discontinued such operations. Although our MedSpas were forced to close during the second and third quarters, and are temporarily closed for economic reasons currently, Legend Nutrition was able to remain open as an essential business as we sold vitamins and other nutritional supplements. Legend Nutrition’s lease was up January 31, 2021, and the Company chose not to renew the lease, closed the store, and will not continue in this line of business moving forward.

As of the date of this report, our operations are limited, and consist mainly of Capitol City Solutions USA, Inc., ZipDoctor, Inc., LifeGuru, Inc. and EPIQ MD, Inc.

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

On April 12, 2019, the Company entered into a Share Exchange Agreement (the “Agreement”) with Novopelle Diamond, LLC (“Novopelle”) and all three members of Novopelle, pursuant to which the Company issued 18,000,000 shares of the Company common stock to the members (three individuals) of Novopelle Diamond, LLC (“Novopelle”), a Texas limited company, to acquire 100% of the membership interests of Novopelle. The issuance of these shares represents a change in control of the Company. Concurrent with the issuance, Jacob Cohen, Esteban Alexander and Alan Hernandez, representing the three former members of Novopelle, were elected to the board of directors and to the office of Chief Executive Officer, Chief Operating Officer and Chief Marketing officer of the Company, respectively (provided that Mr. Alexander and Mr. Hernandez no longer serve as officers or directors of the Company). Everett Bassie and Charles Zeller resigned as board members of the Company. This transaction was treated as a reverse acquisition for accounting purposes, with the Company remaining the parent company and Novopelle (which has since been renamed VISSIA McKinney, LLC) becoming a wholly-owned subsidiary of the Company.

On April 28, 2020, the Company incorporated a wholly-owned subsidiary, ZipDoctor, Inc. (“ZipDoctor”) in the State of Texas. ZipDoctor plans to provide its customers with unlimited, 24/7 access to board certified physicians and licensed mental and behavioral health counselors and therapists via a newly developed, monthly subscription based online telemedicine platform. ZipDoctor was launched in August 2020 and has generated nominal revenues through the quarter ended June 30, 2021.

On May 15, 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) with Global Career Networks Inc, a Delaware corporation (the “GCN”), the sole owner of Life Guru, Inc., a Delaware corporation (“Life Guru”). Pursuant to the SPA, the Company acquired a 51% interest in Life Guru from GCN. As consideration for the purchase of the 51% ownership interest in Life Guru, the Company issued to GCN 500,000 shares of its then newly designated Series B Convertible Preferred Stock, which had an agreed upon value of $500,000 ($1.00 per share), and agreed to issue GCN up to an additional 1,500,000 shares of Series B Convertible Preferred Stock (with an agreed upon value of $1,500,000) upon reaching certain milestones.

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

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740)”. This standard simplifies the accounting for income taxes. This standard is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted for all entities. The Company adopted ASU 2019-12 effective on January 1, 2021, and it did not have an effect on the Company’s consolidated financial statements.

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

Note 4 – Property and Equipment

Property and equipment from continuing operations were as follows on June 30, 2021, and December 31, 2020:

	June 30,	December 31,
	2021	2020
Leasehold improvements	4,262	4,262
Furniture & fixtures	18,830	18,830
	23,092	23,092
Less accumulated depreciation and amortization	6,480	4,238
Net property and equipment	$16,612	$18,854

Property and equipment from discontinued operations were as follows on June 30, 2021, and December 31, 2020:

	June 30,	December 31,
	2021	2020
Leasehold improvements	$-	$-
Furniture & fixtures	11,072	11,072
Equipment	78,017	83,917
	89,089	94,989
Less accumulated depreciation and amortization	14,772	6,184
Net property and equipment	$74,317	$88,805

As a result of discontinued operations, the leasing equipment of $67,336 was returned in the first quarter of 2021, the Company incurred a loss of $5,902 on the disposition, and no liabilities are due currently.

Depreciation and amortization expense from continuing operations for the six months ended June 30, 2021, and 2020 was $2,242 and $1,963, respectively. Depreciation and amortization expense from discontinued operations for the six months ended June 30, 2021, and 2021 was $8,588 and $21,502, respectively.

Note 5 – Goodwill

As of June 30, 2021, the goodwill in connection with the acquisition of the assets in October 2019 associated with and related to a retail vitamin, supplements and nutrition store located in McKinney, Texas was $0.

Goodwill is not amortized but is evaluated for impairment annually or when indicators of a potential impairment are present. The annual evaluation for impairment of goodwill is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. The Company believes such assumptions are also comparable to those that would be used by other marketplace participants. The Company determined impairment adjustment was necessary for the year ended December 31, 2020, since the goodwill was not substantiating a future cash flow. Hence, goodwill of $29,689 was impaired in full during the fourth quarter of 2020.

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

Note 7 – Other assets

On May 15, 2020, the Company executed a securities purchase agreement with Global Career Networks Inc, a Delaware corporation (the “Seller”), the sole owner of Life Guru, pursuant to which the Company purchased from the Seller, a 51% interest in the capital stock of Life Guru, representing an aggregate of 2,040 shares of Life Guru’s common stock. LifeGuru owns and operates the LifeGuru.me website which is currently in development and is anticipated to be fully launched in the fourth quarter of 2020. In consideration for the purchase, the Company agreed to issue the Seller 500,000 shares of the Company’s Series B Preferred Stock at closing, which occurred on May 15, 2020. Up to an additional 1,500,000 Series B Preferred Stock shares will be issuable to the Seller upon the following milestones, provided that such milestones are met prior to the earlier of (i) one (1) year after closing; and (ii) thirty (30) days after the Company has provided the Seller written notice of a breach by the Seller of any provision of the SPA, which breach has not been reasonably cured within such thirty (30) day period (such earlier date of (i) and (ii), the “Milestone Termination Date”):

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

The 51% owned subsidiary is a consolidated entity which requires the presentation of noncontrolling interest in the consolidated statements of operations for the six months ended June 30, 2021. As there was minimal activity for the entity as of June 30, 2021, minimal assets and liabilities and, no noncontrolling interest were presented at the period ended June 30, 2021. Since the asset is not substantiating a future cash flow, the Company determined an impairment adjustment was necessary for the periods presented. Investment in LifeGuru of $605,488 was impaired in full during the fourth quarter of 2020.

During the first quarter of 2021, the Company issued 500,000 Series B Preferred Stock shares for reaching the second milestone (milestone (b)). The fair value of 500,000 shares of the Company’s Series B Preferred Stock issued at closing, valued on such grant date was $601,852, which equaled the market price per common share on the grant multiplied by the equivalent number of common shares which would be issuable upon conversion of Series B Preferred Stock. This amount was expensed as in process research and development.

The Company did not recognize any liabilities related to the milestone shares due to the uncertainty surrounding such milestones.

Since more than one year has elapsed since closing, the right of the Seller to earn the milestone shares set forth in (a) and (c) above has expired.

Note 8 – Capital lease

On June 17, 2020, the Company entered into an agreement with a vendor to purchase equipment used in its spa operations. Pursuant to the agreement, the Company agreed to pay a total amount of $44,722 in 24 installments, or $1,819 per month plus tax. The outstanding balance of this capital lease was $34,987 as of December 31, 2020. Due to the discontinued operation, the Company returned equipment in the first quarter of 2021. The Company impaired $1,455 to bring the asset down to the value of the liability.

On July 14, 2020, the Company entered into an agreement with a vendor to purchase equipment used in its spa operations. Pursuant to the agreement, the Company agreed to pay a total amount of $44,722 in 24 installments, or $1,819 per month plus tax. The outstanding balance of this capital lease was $31,457 as of December 31, 2020. Due to the discontinued operation, the Company returned equipment in the first quarter of 2021. The Company impaired $5,991 to bring the asset down to the value of the liability.

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

As of June 30, 2021, the Company had three (3) leasing agreements subject to Accounting Standards Codification (ASC) 842.

Location 1 – Capitol City Solutions USA, Inc.

On January 1, 2020, the Company recognized an operating right-of-use asset in the amount of $113,794 and an operating lease liability in the amount of $113,794 in connection with Location 1. The lease term is sixty-one (61) months and expires in January 2025.

The following is a schedule, by year, of maturities of lease liabilities as of June 30, 2021:

2021	13,644
2022	27,288
2023	27,288
2024	27,288
2025	2,274
Total undiscounted cash flows	97,782
Less imputed interest (8%)	(22,439)
Present value of lease liability	$75,343

Total rental expense related to this location for the six months ended June 31, 2021 was $15,968. The operating lease right-of-use asset net balance at December 31, 2020 related to this location was $81,437.

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

The following is a schedule, by year, of maturities of lease liabilities as of June 30, 2021:

2021	54,951
2022	55,854
2023	56,776
2024	57,715
2025	53,828
Total undiscounted cash flows	279,124
Less imputed interest (8%)	(83,144)
Present value of lease liability	$195,980

Total rental expense related to this location for the six months ended June 30, 2021, was $0. The operating lease right-of-use asset net balance on June 30, 2021, related to this location was $0, which was impaired in full due to discontinued operations.

Location 3 – VISSIA Waterway, Inc.

On January 1, 2020, the Company recognized an operating right-of-use asset in the amount of $234,485 and an operating lease liability in the amount of $234,485 in connection with Location 2. The lease term is sixty (60) months and expires in December 2024.

The following is a schedule, by year, of maturities of lease liabilities as of June 30, 2021:

2021	55,540
2022	57,206
2023	58,922
2024	60,690
Total undiscounted cash flows	232,358
Less imputed interest (8%)	(49,529)
Present value of lease liability	$182,829

Total rental expense related to this location for the six months ended June 30, 2021, was $0. The operating lease right-of-use asset net balance on June 30, 2021 related to this location was $0, which was impaired in full due to discontinued operations.

Note 10 – Accrued Compensation for Related Parties

At June 30, 2021, accrued compensation was $151,500, representing cash compensation due to the Company’s executive officers for services rendered.

Note 11 – Notes Payable

Notes payable represents the following at June 30, 2021:

Note payable to an individual dated July 8, 2019 for $40,000, with interest at 8% per annum and due on July 8, 2020. The Note is currently past due.	40,000

Note payable dated July 7, 2020 for $50,000, with interest at 5% per annum and due on July 7, 2021. The Note is unsecured.	$50,000

Note payable of $53,000 dated August 5, 2020 for cash of $53,000, with interest at 8% per annum and due on November 5, 2021. The annual interest rate will increase to 22% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%. The note, accrued interest and early payment penalty totaling $70,736 was paid during the three months ended March 31, 2021.	53,000
Less: Repayment	(53,000)
0

Note payable of $105,000 dated August 11, 2020 for cash of $100,000, net of original issue discount of $5,000, with one-time interest charge of 8% payable and due on May 11, 2021. The outstanding balance of the Note will be increase by 135% if in default. The Note is a convertible promissory note. The conversion price equals the lower of $0.50 per share or 60% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 40%. The note and accrued interest totaling $111,466 was settled by the issuance of 708,750 common shares of the Company and $50,000 in cash. The note and accrued interest were converted at $0.1614 per share and settled with additional shares valued at $0.45 per shares. Accordingly, the Company recorded a loss on loan settlement of $58,059 during the three months ended March 31, 2021.	105,000
Less: Repayment	(105,000)
0

Note payable of $53,000 dated September 14, 2020 for cash of $53,000, with interest at 8% per annum and due on December 14, 2021. The annual interest rate will increase to 22% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%. The note, accrued interest and early payment penalty totaling $70,736 was paid during the three months ended March 31, 2021.	53,000
Less: Repayment	(53,000)
0

Note payable to an unrelated party dated September 11, 2020 for $4,000, with no interest and due on demand.	4,000

Note payable to an unrelated party dated September 16, 2020 for $5,000, with no interest and due on demand.	5,000

Note payable of $56,750 dated October 12, 2020, for cash of $52,750, with interest at 8% per annum and due on October 12, 2021. The annual interest rate will increase to 24% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.50 per share or 60% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 40%. The Note and accrued interest totaling $56,750 was converted into 760,928 common shares of the Company within the terms of the note during the quarter ended June 30, 2021.	56,750
Less: Repayment	(56,750)
0

Note payable of $138,00 dated November 13, 2020 for cash of $138,000, with interest at 8% per annum and due on November 13, 2021. The annual interest rate will increase to 18% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%. The note, accrued interest and early payment penalty totaling $183,483 was paid during the three months ended March 31, 2021.	138,000
Less: Repayment	(138,000)
0

Note payable of $83,500 dated December 2, 2020 for cash of $83,500, with interest at 8% per annum and due on March 2, 2022. The annual interest rate will increase to 22% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%. The note, accrued interest and early payment penalty totaling $104,527 was paid during the three months ended March 31, 2021.	$83,500
Less: Repayment	(83,500)
0

Note payable of $425,000 dated January 6, 2021 for cash of $400,000, with interest at 6% per annum and due on January 7, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.50 or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%. The note and accrued interest totaling $437,359 was converted into 2,549,999 common shares of the Company within the terms of the note during the quarter ended June 30, 2021.	$425,000
Less: Conversion	(425,000)
0

Note payable of $425,000 dated January 6, 2021 for cash of $400,000, with interest at 6% per annum and due on January 7, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.50 or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%. The note and accrued interest totaling $437,297 was converted into 3,220,515 common shares of the Company within the terms of the note during the quarter ended June 30, 2021.	$425,000
Less: Conversion	(425,000)
0

Note payable of $300,000 dated March 30, 2021 for cash of $282,000, with interest at 6% per annum and due on March 30, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.2437 or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%.	$300,000

Note payable of $300,000 dated March 30, 2021 for cash of $282,000, with interest at 6% per annum and due on March 30, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.2437 or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%.	$300,000

Note payable of $265,958 dated June 24, 2021 for cash of $250,000, with interest at 6% per annum and due on June 24, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.2437 or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%.	$265,958

Note payable of $271,958 dated June 24, 2021 for cash of $256,000, with interest at 6% per annum and due on June 24, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.2437 or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%.	$271,958

$1,236,916
Less: unamortized discount	(1,121,918)
Total	$114,998
Short term convertible notes, net of discount of $959,303	$55,998
Long-term convertible notes, net of discount of $0	$0
Short-term non-convertible notes – continuing operations	$55,000
Short-term non-convertible notes – discontinued operations	$4,000
Long-term non-convertible notes	$0

Note 12 – Loans from Related Parties

On April 12, 2019, the Company entered into individual share exchange agreements and promissory notes with each of Daniel Dror, Winfred Fields and former Directors Everett Bassie and Charles Zeller (the “AMIH Shareholders”), whereby the AMIH Shareholders agreed to cancel and exchange a total of 5,900,000 shares of their AMIH common stock. The Company issued individual promissory notes with an aggregate principal amount of $350,000 (the “Promissory Notes”) for cancellation of the 5,900,000 common shares. The Promissory Notes have a term of two years and accrue interest at the rate of 10% per annum until paid in full by the Company. The Company recorded interest of $7,506 on these notes during the year ended December 31, 2020. The accrued interest on these notes was $18,982 as of December 31, 2020. The Note and accrued interest totaling $280,108 was settled by the issuance of 3,476,495 common shares of the Company. The shares were valued at $0.31 and $0.27 per share based on the market price at the settlement date. Accordingly, the Company recorded a loss on loan settlement of $758,601 during the year ended December 31, 2020.	$350,000
Less: Conversion	(240,000)
110,000

Note payable to Isaak Cohen, father to the Company’s CEO, dated June 21, 2019 for $40,000, with interest at 8% per annum and due on June 21, 2020. The promissory note is unsecured. Furthermore, the Company issued 50,000 shares of the Company’s common stock to the related party investor as further consideration to enter into the loan with the Company. The Company issued 50,000 common shares valued at $0.10 per share, or $5,000, based on recent sales of common stock to the third party, which was accounted for at a discount on the note. The principal of this Note of $40,000 and accrued interest of $2,214 was paid with cash in full during the first quarter of 2020. Accordingly, the unamortized discount as of the payment date in the amount of $2,363 was expensed.	0

Note payable to Isaak Cohen, father to the Company’s CEO, dated September 9, 2019 for $100,000, with interest at 8% per annum and due on September 9, 2020. The promissory note is unsecured. Furthermore, the Company issued 100,000 shares of the Company’s common stock to the related party investor as further consideration to enter into the loan with the Company. The Company issued 100,000 common shares valued at $1.00 per share, or $100,000, based on the market price at the grant date, which was accounted for as a discount on the note. The Note and accrued interest totaling $109,278 were settled by the issuance of 895,722 common shares of the Company at a price of $0.122 per share. The shares were valued at $0.33 per share based on the market price at the settlement date. Accordingly, the Company recorded a loss on loan settlement of $186,310 during the nine months ended September 30, 2020.	0

As of June 30, 2021, the Company had a short-term note payable in the amount of $13,473 to Kemah Development Texas, LP, a company owned by Dror Family Trust, a related party.	13,473

As of June 30, 2021, the Company had a short-term loan payable in the amount of $755 to a related party, Jesse L Dickens with no interest and due on demand.	755

As of June 30, 2021, outstanding loan balances payable to two of the Company officers and board members, Esteban Alexander and Jacob Cohen, was $23,878. The Company incurred $940 and $76, respectively, on imputed interest expense due to related party borrowing during the six months ended June 30, 2021.	23,878
$148,106
Less: unamortized discount	(0)
Total	$148,106
Long-term loan from related parties	$0
Short-term loan from related parties – continuing operations	$124,228
Short-term loan from related parties – discontinued operations	$23,878

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

The Company’s convertible note has been evaluated with respect to the terms and conditions of the conversion features contained in the note to determine whether they represent embedded or freestanding derivative instruments under the provisions of ASC 815. The Company determined that the conversion features contained in the notes totaled $1,575,083 and represent a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Lattice Model at the inception date of the note and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion.

The Convertible Note derivatives were valued as of December 31, 2020, at issuance, at conversion and at June 30, 2021, as set forth in the table below.

Derivative liabilities as of December 31, 2020	$517,366
Initial derivative liabilities at new note issuance	3,278,584
Initial loss	(0)
Conversion	(982,463)
Mark to market changes	(1,238,404)

Derivative liabilities as of June 30, 2021	$1,575,083

As of June 30, 2021, the Company had derivative liabilities of $1,575,083, and recorded changes in derivative liabilities in the amount of $1,238,404 during the six months ended June 30, 2021.

The following assumptions were used for the valuation of the derivative liability related to the Notes:

-	The stock price would fluctuate with the Company’s projected volatility;
-	The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of the Company and the term remaining for each note ranged from 116% through 206% at issuance, conversion, and quarters ends;
-	The Company would not redeem the notes;
-	An event of default adjusting the interest rate would occur initially 0% of the time for all notes with increases 1% per month to a maximum of 10% with the corresponding penalty;
-	The Company would raise capital quarterly at market, which could trigger a reset event; and
-	The Holder would convert the note monthly if the Company was not in default.

The following assumptions were used for the valuation of the warrant derivative liability related to the Notes:

-	The stock price would fluctuate with the Company’s projected volatility;
-	The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of the Company and the term remaining for each note ranged from 166% through 166.9% at issuance, conversion, and quarters ends.
-	The Warrants with the fixed $0.20, $0.35, and $0.50 exercise prices are subject to full ratchet reset provisions;
-	The Company would raise capital quarterly at market, which could trigger a reset event;
-	The cash flows are discounted to net present values using risk free rates; discount rates were based on risk free rates in effect based on the remaining term.
-	The occurrence of a fundamental transaction by a public company was estimated at 2.5% after 2.5 years and 5% prior to maturity; and
-	The Holder would hold the warrant to maturity (5-year terms) at which point it could exercise the warrant if the warrant were in the money.

Note 14 – Costs and estimated earnings in excess of billings on uncompleted contract

The Company had two major long-term contracts in progress which were completed during the year ended December 31, 2020. Work has started on the long-term contracts that will have costs and earnings in the following periods:

Job	June 30, 2021	December 31, 2020

Contract Revenues	-	5,640,707
Other Revenue	-	156,922
Total Revenues	-	5,797,629

Contract COGS	-	4,184,033
Other COGS	-	668,598
Total COGS	-	4,852,631

Gross Profit	-	944,998
Percentage of completion (POC)	-%	100%

Revenues – POC	-	7,358,273

Bill to Date	$-	$7,358,273

Costs and estimated earnings in excess of billings on uncompleted contract	$-	$-

Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are reclassified to accounts receivable when they are billed under the terms of the contract. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date, which was $0 as of December 31, 2020. The Company recognized revenue of $5,640,707 for the two construction projects, Normandy and Gateway during the year ended December 31, 2020 in connection with such contract assets. All incurred costs associated with contract assets as of December 31, 2020 were billed and collected. No activities were incurred during the six months ended June 30, 2021.

Note 15 – Capital Stock

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $0.0001 par value, of which three shares were designated as Series A Preferred Stock and 2,000,000 were designated as Series B Preferred stock, the balance of 2,999,997 shares of preferred stock were undesignated as of December 31, 2020 and June 30, 2021.

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

On May 15, 2020, the Company entered into a Securities Purchase Agreement with GCN as described in greater detail in “Note 2 - Organization, Ownership and Business”. Pursuant to the SPA, the Company acquired a 51% interest in Life Guru from GCN in consideration for 500,000 shares of newly designated Series B Convertible Preferred Stock, which had an agreed upon value of $500,000 ($1.00 per share), and agreed to issue GCN up to an additional 1,500,000 shares of Series B Convertible Preferred Stock (with an agreed upon value of $1,500,000) upon reaching certain milestones. The fair value of the first 500,000 shares of the Company’s Series B Preferred Stock at grant date was $605,488, a result of market price per common share at the grant date times the equivalent number of common shares after the conversion of Series B Preferred Stock. Such 500,000 initial shares of Series B Preferred Stock were subsequently converted to common stock in June 2020, as discussed below. On February 26, 2021, the Company issued GCN 500,000 shares of Series B Convertible Preferred Stock as certain milestones associated with the SPA were met. The fair value of the 500,000 shares of the Series B Preferred Stock at grant date was $601,852, a result of market price per common shares at the grant date times the equivalent number of common shares after the conversion of Series B Preferred Stock. Such 500,000 of Series B preferred Stock were subsequent converted to common stock in February 2021, as discussed below.

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

The Company has one and three shares of Series A Preferred Stock outstanding as of June 30, 2021 and December 31,2020, respectively. As of June 30, 2021, and December 31, 2020, no shares of Series B Preferred Stock were issued and outstanding.

Common Stock

The Company is authorized to issue up to 195,000,000 shares of common stock, $0.0001 par value, of which 76,364,660 shares were issued and outstanding at June 30, 2021 and 55,066,855 were issued and outstanding at December 31, 2020.

On January 12, 2021, the Company issued 708,750 common shares and paid $50,000 to settle a note with an unrelated party, dated August 11, 2020. The Company recorded a loss on loan settlement of $58,059.

On February 2, 2021, the Company issued 200,000 shares of the Company’s common stock to a non-related third-party investor in exchange for $100,000 in cash.

On February 8, 2020, 500,000 shares of Series B Convertible Preferred stock were converted into 2,057,613 shares of the Company’s restricted common stock per GCN’s request.

In the first quarter of 2021, the Company issued 11,800,000 shares of the Company’s common stock in consideration for services performed by employee and non-employee consultants. The shares were valued at $4,223,390 based on the market price on the date of agreement.

In the first quarter of 2021, the Company issued 2,730,548 common shares to investors in exchange for $502,050 of principal and accrued interest owed under the terms and conditions of convertible notes as issued.

In the second quarter of 2021, the Company issued 3,800,894 common shares to investors in exchange for $416,636 of principal and accrued interest owed under the terms and conditions of convertible notes as issued.

Note 16 – Going Concern

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying financial statements, the Company has a net loss from continuing operation of $7,417,774 for the six months ended June 30, 2021, and a net loss from continuing operation of $1,855,584 for the six months ended June 30, 2020, a net loss from discontinued operation of $12,004 and $217,747 for the six months ended June 30, 2021 and 2020, respectively, and an accumulated deficit of $17,989,436 as of June 30,2021. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. There can be no assurance that the Company will become commercially viable without additional financing, the availability, and terms of which are uncertain. If the Company cannot secure necessary capital when needed on commercially reasonable terms, its business, condition (financial and otherwise) and commercial viability may be harmed. Although management believes that it will be able to successfully execute its business plan, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Robert Holden vs AMIH

On October 14, 2019, Robert Holden, the Company’s former CEO, filed a Petition and Application for Temporary Restraining Order in the District Court of Harris County, Texas, against the Company stating that the Company is blocking Mr. Holden’s legal right to trade his shares in the open market and further attempting to stake his claim that he maintains his rights to the 3,800,000 shares he received in connection with his acceptance as CEO of the Company on or around May 31, 2018. The Company is maintaining the position that Mr. Holden does not have the right to those shares as he was in breach of his obligation to convey a digital marketing business to the Company and subsequently resigned from the Company shortly thereafter, on or around August 15, 2018 and that he procured the shares through fraud. On November 11, 2019, the Company issued a response with a Motion to Dismiss Under the Texas Citizen’s Participation Act (TCPA) citing that any declaratory judgment and breach of contract claims be dismissed unless Mr. Holden can, through “clear and specific evidence”, establish a prima facie case for each essential element of his claims. After an attempt to remand the case to federal court, the Company filed an amended notice of submission for its TCPA motion for submission on May 18, 2020, whereby Holden failed to respond to the motion in a timely manner. On May 18, 2020, the Company filed a response in support of its motion to dismiss under the TCPA, which was denied on June 3, 2020. Immediately thereafter, on June 4, 2020, the Company filed a notice of accelerated interlocutory appeal to appeal the denial of the motion to dismiss under the TCPA and the trial court’s failure to rule on the Company’s objection to the timeliness of Holden’s response. The outcome of this action, and the ultimate outcome of the lawsuit is currently unknown at this time, provided that the Company intends to vehemently defend itself against the claims made in the lawsuit.

AMIH vs. Winfred Fields

On November 11, 2019, the Company filed an original petition and jury demand against Winfred Fields, a shareholder, in the 458th Judicial District Court of Fort Bend County seeking damages related to breach of contract and fraud related charges. The Company executed an exchange agreement with Mr. Fields on or around April 12, 2019 whereby Mr. Fields was required to tender to the Company a total of 650,000 of the 750,000 shares of the Company’s common stock that Mr. Fields then owned (the “Exchanged Shares”) in exchange for a promissory note with a maturity date of April 12, 2021 payable in the amount of $42,500 (the “Fields Note”) (see also “Note 12 – Loans from Related Parties”). The Exchange Agreement required that Mr. Fields immediately return the stock certificates for the Exchanged Shares to the Company or its designated agent for immediate cancellation and for Mr. Fields to retain the remaining 100,000 shares. Mr. Fields agreed in the Exchange Agreement that these shares would not become unrestricted until such time as Mr. Fields received an opinion of counsel satisfactory to the Company that the shares were not restricted for trade under SEC regulations. After executing the Exchange Agreement, Mr. Fields—rather than return the Exchanged Shares or obtain said opinion of counsel—attempted to deposit and trade the Exchanged Shares and the restricted shares, which was a direct violation of the Exchange Agreement. The Company asserts that Mr. Fields knowingly, willingly and fraudulently attempted to deposit and trade the Exchanged Shares and is seeking damages and equitable relief. Upon several attempts to serve Mr. Fields, service was perfected on or around February 3, 2020. On March 2, 2020, Mr. Fields filed a response generally denying all claims. On May 22, 2020, the Company filed its first request for production and request for disclosure and discovery insisting that Mr. Fields produce all documentation related to the fraudulent transaction and is awaiting a response to these requested discovery items. The outcome of this action is currently unknown at this time. In November 2019, the Company recovered 650,000 shares from Mr. Fields which were cancelled in 2019.

Note 18 – Discontinued Operations

During 2020, the Company decided to discontinue the operation of its VISSIA McKinney, VISSIA Waterway, and Legend Nutrition. VISSIA McKinney, VISSIA Waterway, and Legend Nutrition have been presented as discontinued operations in the accompanying consolidated financial statements. The operating results for VISSIA McKinney, VISSIA Waterway, and Legend Nutrition have been presented in the accompanying consolidated statement of operations for the six months ended June 30, 2021, and 2020 as discontinued operations and are summarized below:

	Six Month Ended June 30,
	2021	2020
Revenue	$2,530	$167,516
Cost of revenue	0	78,163
Gross Profit	2,530	89,353
Operating expenses	14,534	275,235
Loss from operations	(12,004)	(185,882)
Other Expenses	(0)	(31,865)
Net loss	$(12,004)	$(217,747)

Note 19 – Subsequent Events

On July 6, 2021, the Company issued 165,000 shares of the Company’s common stock to a consultant in consideration for consulting services rendered. The shares were valued at $0.11 per share, or $18,150, based on the market price on the date of issuance.

On August 11, 2021, the Company issued 881,310 common shares to an investor in exchange for $51,116 of principal and accrued interest owed under the terms and conditions of that 6% convertible promissory note as issued to L1 Capital, dated March 30, 2021.

Management has evaluated all subsequent events from June 30, 2021, through the issuance date of the financial statements for subsequent event disclosure consideration. No change to the financial statements for the six months ended June 30, 2021, is deemed necessary as a result of this evaluation.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Business of the Company and Recent Events. Discussion of our business and recent events affecting us, to provide context for the remainder of MD&A.

●	Plan of Operations. Discussion of our strategy moving forward and how we plan to seek to increase stockholder value.

●	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2021, and 2020.

●	Liquidity and Capital Resources. A discussion of our financial condition, including descriptions of balance sheet information and cash flows.

●	Critical Accounting Policies and Estimates. Critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Business of the Company and Recent Events

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

As of the date of this report, our operations are limited, and consist mainly of Capitol City Solutions USA, Inc., ZipDoctor, Inc., EPIQ MD, Inc., and LifeGuru, Inc.

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

Results of Operations

Revenues

We had revenues of $4,234 for the three months ended June 30, 2021, compared to revenues of $1,855,304 for the three months ended June 30, 2020. We had revenues of $13,367 for the six months ended June 30, 2021, compared to revenues of $5,151,887, for the six months ended June 30, 2020. The significant decrease in revenues in 2021 was due primarily to two construction contracts for an apartment and clubhouse rebuild at Gateway Village, Texas, and the replacement of a roof replacement at Port Arthur, Texas which were completed during the six months ended June 30, 2020. There were no active construction contracts for the first six months of 2021 and there are no current plans to obtain additional construction contracts in the future.

We recognized revenues in accordance with Accounting Standards Codification (ASC) Topic 606. A five-step process has been designed for the individual or pool of contracts to keep financial statements focused on this principle. Revenues from fixed-price and cost-plus contracts are recognized on the percentage of completion method, whereby revenues on long-term contracts were recorded on the basis of the Company’s estimates of the percentage of completion of contracts based on the ratio of actual cost incurred to total estimated costs. This cost-to-cost method was used because management considered it to be the best available measure of progress on these contacts. Revenues from cost-plus-fee contracts were recognized on the basis of costs incurred during the period plus the fee earned, measured on the cost-to-cost method. Revenues from time-and-material and rate chart contracts were recognized currently as work is performed. During the three and six months ended June 30, 2021, we recognized revenues of $4,234 and $13,367 in connection with membership income from ZipDoctor. The revenues during the three and six months ended June 30, 2020, were primarily generated from two construction contracts for an apartment and clubhouse rebuild at Gateway Village, Texas and the replacement of a roof in Port Arthur, Texas.

Cost of Revenues

We had cost of revenues of $11,738 and $1,208,144 for the three months ended June 30, 2021 and 2020, respectively. We had cost of revenues of $15,238, for the six months ended June 30, 2021, compared to cost of revenues of $3,359,313, for the six months ended June 30, 2020. Cost of revenues include all direct material, sub-contractor, labor and certain other direct costs, as well as those indirect costs related to contract performance, such as indirect labor and fringe benefits. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to cost and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period. Claims for additional contract revenue are recognized when realization of the claim is probable and the amount can be reasonably determined.

The cost of revenues in the three and six months ended June 30, 2021, were primarily associated with the membership income from ZipDoctor.

The cost of revenues in the three and six months ended June 30, 2020 were primarily attributable to our two construction contracts for an apartment and clubhouse rebuild at Gateway Village, Texas and the replacement of a roof in Port Arthur, Texas.

Cost of revenues as a percentage of revenues was 277% and 65.1% for the three months ended June 30, 2021 and 2020 and 114% for the six months ended June 30, 2021, compared to 65.2% the six months ended June 30, 2020. Cost of revenues as a percentage of revenue increased for the three and six months ended June 30, 2021, compared to the prior periods in 2020, as a result of reduction of revenue. During 2020, two construction contracts for an apartment and clubhouse rebuilt at Gateway Village, Texas and the replacement of a roof in Port Arthur, Texas, were our primary source of cost of revenues. During 2021, costs of revenues were associated with the membership income from ZipDoctor, Inc.

Operating Expenses

General and administrative expenses were $417,191 and $2,334,771 for the three months ended June 30, 2021 and 2020 and $5,751,880 and $3,389,932 for the six months ended June 30, 2021 and 2020, respectively. The increase in 2021 was due primarily to stock-based compensation in the amount of $0 for the three months ended June 30, 2021 and $4,223,390 for the six months ended June 30, 2021, and professional expenses incurred as a public company such as legal in the amount of $35,641 and 128,593.59 for the three months and six months ended June 30, 2021 respectively and financial reporting, accounting and auditing compliance in amount of $33,900 and $59,049 for the three months and six months ended June 30, 2021, respectively.

Other Expenses

During the three months ended June 31, 2021, and 2020, we incurred interest expense of $14,863 and $27,613, respectively, of which $477 and $1,228, respectively, were recorded as imputed interest in connection with related party loans. During the six months ended June 31, 2021, and 2020, we incurred interest expense of $119,382 and $52,680, respectively, of which $1,016 and $2,279, respectively, were recorded as imputed interest in connection with related party loans.

Amortization of debt discount was $375,300 and $122,108 and $1,315,402 and $181,276 during the three months ended June 30, 2021 and 2020 and the six months ended June 30, 2021 and 2020, respectively.

We had a gain of $752,078 and $2,367 during the three months ended June 30, 2021, and 2020, respectively, due to change in derivative liabilities. We had a loss of $171,180 and $24,570 during the six months ended June 30, 2021, and 2020, respectively, due to change in derivative liabilities. See also “Note 13 – Derivative Liabilities”, to the notes to unaudited financial statements included above for a more detailed discussion of gain (loss) in derivative liabilities which is non-cash.

We had a settlement loss of $58,059 for the six months ended June 30, 2021, in connection with a debt settlement occurred during the first quarter of 2021.

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

VISSIA Waterway, Inc., VISSIA McKinney LLC and Legend Nutrition (collectively referred to as “Discontinued Subsidiaries”) have been presented as discontinued operations in the accompanying consolidated financial statements for the six months ended June 30, 2021, and 2020, and are summarized below:

	Six Months Ended June 30,
	2021	2020
Revenue	$2,530	$167,516
Cost of revenue	-	78,163
Gross Profit	2,530	89,353
Operating expenses	14,534	275,235
Loss from operations	(12,004)	(185,882)
Other Expenses	-	(31,865)
Net loss	$(12,004)	$(217,747)

	As of
	June 30, 2021	December 31, 2020
Assets of discontinued operations - current	$153	$10,061
Assets of discontinued operations - intangible	-	-
Assets of discontinued operations – non-current	99,154	113,645
Net liabilities of discontinued operations	$516,604	$566,552

Net Loss

We had a net loss from continuing operations of $62,780, or ($0.00) per share and $1,824,965 or ($0.06) per share, for the three months ended June 30, 2021 and 2020, respectively. We had net income of $5,608 from discontinued operations and a net loss of $118,454 from discontinued operations during the three months ended June 30, 2021 and 2020, respectively. The increase in loss from continuing operations during the three months ended June 30, 2020, was due to stock-based compensation and general and administrative expenses. The decrease in loss from continuing operations during the three months ended June 30, 2021, was due to the change in fair value of derivatives liabilities associated with convertible debt and warrants.

We had a net loss of $1,855,584, or $0.06 per share from continuing operations and $217,747 or $0.00 per share from discontinued operations during the six months ended June 30, 2020, for a total net loss of $2,073,331 or $0.07. We had a net loss of $7,417,774, or $0.11 per share from continuing operations and $12,004 or $0.00 per share from discontinued operations during the six months ended June 30, 2021, totaling an aggregate of $7,429,778 or $0.11 per share in total net loss. The increase in net loss in 2021 was primarily attributable to non-cash expenses in connection with stock-based compensation, amortization of debt discount, the change in derivative values associated with outstanding convertible debt, impairment loss due to the investment in Life Guru, and settlement loss in connection with the common shares issued for notes settlement, offset by the increase in gross profit, each as discussed above.

Liquidity and Capital Resources

As of June 30, 2021, and December 31, 2020, the Company had total assets of $728,417 and $265,522, respectively, including $99,307 and $123,706 of assets of discontinued operations, respectively.

As of June 30, 2021, and December 31, 2020, the Company had total liabilities of $2,602,270 and $1,656,529, respectively, which consisted of accounts payable, accrued interest and accrued compensation in the amount of $200,014 and $214,721, respectively, rights-of-use liability of $75,343 and $87,653, respectively, convertible notes payable (net of discount) and loans payable to related parties and non-related parties (net of discount) in the amounts of $55,998, $55,000 and $124,228, and $74,827, $55,000 and $25,392, respectively, and derivative liabilities of $1,575,083 and $517,366, respectively. We also had $516,604 and $566,552 of net liabilities related to discontinued operations as of June 30, 2021 and December 31, 2020. The Company had a total stockholders’ deficit of $1,873,853 and $1,391,007 as of June 30, 2021, and December 31, 2020, respectively.

During the six months ended June 30, 2021, net cash used in operating activities was $1,069,206, compared to net cash used in operating activities of $1,008,506 for the six months ended June 30, 2020. Negative cash flows during the six months ended June 30, 2021, were due primarily to the net loss of $7,429,778 and change in derivative liabilities of $1,238,404, partially offset by non-cash expenses, including stock-based compensation of $4,223,390, amortization of debt discount of $1,315,403, derivative expenses of $1,409,584, loss on loans settlement of $58,059 and in process research and development of $601,852. Comparatively, negative cash flows during the six months ended June 30, 2020, were due primarily to a net loss of $2,073,331 and billing in excess of costs and estimated earnings of $1,557,312, partially offset by non-cash expenses, including stock-based compensation of $2,518,950, and amortization of debt discount of $181,276.

During the six months ended June 30, 2021 and 2020, we had cash used in investing activities of $0 and $72,290, respectively. The net cash used in investing activities in 2020 was solely attributable to capital expenditures for property and equipment.

During the six months ended June 30, 2021, and 2020, net cash flows provided by financing activities were $1,568,336 and $421,233, respectively, primarily attributable to the proceeds from notes payable to related parties and non-related parties during the respective periods. We had proceeds of $9,820 from related party borrowings and proceeds of $1,869,000 from non-related party borrowings in the six months ended June 30, 2021, compared to proceeds of $0 and $421,000, respectively, in the six months ended June 30, 2020. We made repayments of $32,984 to related party borrowings and repayments of $377,500 to non-related party borrowings in the six months ended June 30, 2021, compared to repayments of $40,000 and $6,267, respectively, in the six months ended June 30, 2020. We had proceeds of $100,000 from sales of stock in 2021 (which shares of stock were sold in connection with our Regulation A offering (discussed below)), which was $46,500 in 2020.

We had cash of $521,704 and a working capital deficit of $2,020,212, as of June 30, 2021. On the short-term basis, we will be required to raise a significant amount of additional funds over the next 12 months to sustain operations and pay outstanding liabilities. On the long-term basis, we will potentially need to raise capital to grow and develop our business.

To date we have (a) sold 200,000 shares of our common stock in consideration for $100,000 in cash through our Regulation A offering, which relates to the sale of up to 10,800,000 shares of our common stock at a price of $0.50 per share; and (b) issued 2,730,548 shares of our common stock in exchange for the conversion of $502,050 in debt.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, and December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. See “Note 1 – Summary of Significant Accounting Policies” to the audited financial statements included in Part II, Item 8, “Financial Statements And Supplementary Data”, of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Management, with the participation of our Chief Executive Officer (principal executive officer/principal financial/accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Report. As of June 30, 2021, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting as of June 30, 2021 (as described in greater detail in our annual report on Form 10-K for the year ended December 31, 2020), our Chief Executive Officer (principal executive officer/principal financial/accounting officer) has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer/principal financial/accounting officer), as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

All of the above has in turn, not only negatively impacted our operations, financial condition and demand for our services, but our overall ability to react timely to mitigate the impact of this event. To date, our second through fourth 2020 financial quarter and first half of 2021 financial results have been, and we anticipate our financial results for the second half of 2021, at a minimum, will be, significantly negatively affected by COVID-19 and the closure of our med spas and nutrition store in connection therewith (both due to governmental orders and separately due to our lack of operating funds); however, the full effect on our business and operation is currently unknown. The outbreak of COVID-19 has caused significant disruptions to the Company’s ability to generate revenues and cash flows, and uncertainty regarding the length of the disruption may adversely impact our ability to raise additional capital.

The inherent uncertainty surrounding COVID-19, due in part to rapidly changing governmental directives, public health challenges and progress, and market reactions thereto, also makes it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth. Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, significant decreases in our revenues and increases in net loss, as we did during 2020 and the first half of 2021, and such impacts are likely to continue be material to our consolidated financial statements in the second half of 2021 and beyond. In addition, should the COVID-19 public health effort intensify to such an extent that we cannot operate, if there are prolonged government restrictions on our business and our customers, and/or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business, or service our outstanding debt. Such a circumstance could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all our then-outstanding debt obligations, which we may be unable to do.

The risk factor entitled “We have various outstanding convertible notes which are convertible into shares of our common stock at a discount to market.” from the Form 10-K is replaced and superseded by the following:

We have various outstanding convertible notes which are convertible into shares of our common stock at a discount to market.

As of June 30, 2021, we owed approximately $1,177,916 under various convertible promissory notes and as of the date of this Report we owe approximately $1,177,916 under various convertible promissory notes. The conversion prices of the convertible notes initially vary from between 60% to 75% of the market value of our common stock, subject in many cases to adjustments to the conversion prices upon defaults and anti-dilution and other rights which may result in such conversion prices declining. As a result, any conversion of the convertible notes and sale of shares of common stock issuable in connection with the conversion thereof may cause the value of our common stock to decline in value, as described in greater detail under the Risk Factors below. Notwithstanding the above, we hope to repay the convertible notes in full before any conversions take place.

The below is a new risk factor not included in the Form 10-K:

We currently have limited operations and may not generate significant revenues or be profitable in the future.

Our current operations consist solely of Capitol City Solutions USA, Inc., LifeGuru, Inc., ZipDoctor, Inc., EPIQ MD, Inc. We may not be successful in our planned operations in the future and can make no assurances that we will be able to generate significant revenues in the future, that we will have sufficient funding to support our operations and pay our expenses, or that we will ever become profitable. In the event we are unable to generate revenues and/or support our operations, we will be forced to curtail and/or abandon our current business plan and any investment in the Company could become worthless.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the quarter ended June 30, 2021 and from the period from July 1, 2021 to the filing date of this Report, which have not previously been disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, or a Current Report on Form 8-K, except as set forth below:

On May 25, 2021, the Company issued 538,505 common shares to an investor in exchange for $51,158 of principal and accrued interest owed under the terms and conditions of that 6% convertible promissory note as issued to Quick Capital, LLC, dated October 20, 2020.

On June 22, 2021, the Company issued 703,252 common shares to an investor in exchange for $66,809 of principal and accrued interest owed under the terms and conditions of that 6% convertible promissory note as issued to Quick Capital, LLC, dated October 20, 2020.

On June 24, 2021, the Company closed the transactions contemplated by a Securities Purchase Agreement dated June 24, 2021 (the “Purchase Agreement”), which was entered into with two accredited institutional investors (collectively, the “Investors”), for the sale of convertible promissory notes.

Pursuant to the Purchase Agreement, the Company agreed to sell 6% Original Issue Discount Senior Secured Convertible Promissory Notes in an aggregate principal amount of $537,916 (the “Notes”) and warrants to purchase up to an aggregate of 2,670,000 shares of the Company’s common stock (the “Warrants”) to the Investors and entered into a Registration Rights Agreement (the foregoing, collectively with the Purchase Agreement, Notes and Warrant, the “Transaction Documents”). The Purchase Agreement includes indemnification obligations of the Company, requirements for the Company to reserve three times the number of shares of common stock issuable upon conversion of the Notes and exercise of the Warrants, the right of the Investors to participate up to 30% in any future equity or debt offering made by the Company in the 12 months after the closing date, a prohibition on the Company selling any shares of common stock or common stock equivalents until 30 days after the closing date, subject to certain exceptions, a one year prohibition on the Company entering into any equity line transaction or variable rate transaction (including convertible notes with adjustable conversion prices), and a one year prohibition, without the approval of the Investors, of a reverse or forward stock split. A total of $537,916 in Notes were sold on June 24, 2021.

On July 6, 2021, the Company issued 165,000 shares of the Company’s common stock in consideration for consulting services. The shares were valued at $0.11 per share, or $18,150 based on the market price on the date of issuance.

* * * * * * *

The issuances and grants described above, except as otherwise disclosed, or set forth below, were exempt from registration pursuant to Section 4(a)(2), Rule 506 of Regulation D and/or Regulation S of the Securities Act, since the foregoing issuances and grants did not involve a public offering, the recipients took the securities for investment and not resale, we took take appropriate measures to restrict transfer, and the recipients were (a) “accredited investors”; (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act; and/or (c) were non U.S. persons. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

We claim an exemption from registration afforded by Section 3(a)(9) of the Securities Act, for the above conversions, as the securities were exchanged by the Company with its existing security holders exclusively in transactions where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Articles of Incorporation, as amended	10-K	000-50912	3.1	6/26/2020
3.2	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of International American Technologies, Inc.	SB-2	333-138902	4(iii)1	11/22/2006
3.3	Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock of International American Technologies, Inc.	SB-2	333-138902	4(iiii)2	11/22/2006
3.4	Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock of Hammons Industries, Inc.	8-K	000-50912	4(iii)3	9/26/2007
3.5	Amended and Restated Certificate of Designations of American International Holdings Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series a Preferred Stock, filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.1	5/21/2020
3.6	Amended and Restated Certificate of Designation of American International Holdings Corp. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock, filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.2	5/21/2020

3.7	Certificate of Withdrawal of Certificate of Designation of Series C Convertible Preferred Stock filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.3	5/21/2020
3.8	Bylaws of Unlimited Coatings Corporation	10-SB/12G	000-50912	3(ii)	8/18/04
10.1	Form of 6% Original Issue Discount Secured Convertible Promissory Note dated January 6, 2021, by American International Holdings Corp. in favor of the holders thereof	8-K	000-50912	10.3	4/6/2021
10.2#	Securities Purchase Agreement dated June 24, 2021, by and between American International Holdings Corp., and the Investors party thereto	8-K	000-50912	10.1	7/13/2021
10.3	Form of 6% Original Issue Discount Secured Convertible Promissory Note dated June 24, 2021, by American International Holdings Corp. in favor of the holders thereof	8-K	000-50912	10.2	7/13/2021
10.4	Form of Warrant to Purchase Common Stock dated June 24, 2021, by American International Holdings Corp. in favor of the holders thereof	8-K	000-50912	10.3	7/13/2021
10.5#	Registration Rights Agreement dated June 24, 2021, by American International Holdings Corp. in favor of the investors named therein	8-K	000-50912	10.4	7/13/2021
10.6	American International Holdings Corp. 2021 Equity Incentive Plan	8-K	000-50912	10.1	8/4/2021
31.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*					X
32.1**	Certification of Principal Executive Officer and of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**					X
101.SCH*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.CAL*	Inline XBRL Taxonomy Extension Schema Document					X
101.DEF*	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.PRE*	Inline XBRL Taxonomy Extension Label Linkbase Document					X
104*	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Filed herewith.
**	Furnished herewith.
***	Indicates management contract or compensatory plan or arrangement.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American International Holdings Corp.

By	/s/ Jacob D. Cohen
Jacob D. Cohen
Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial/Accounting Officer)
August 13, 2021

