Form 10-Q
period 2021-09-30
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2021-11-22
CIK 1300524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of each of the issuer’s classes of equity as of November 22, 2021, is 81,628,964 shares of common stock.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American International Holdings Corp.

Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and equivalents	$112,360	$25,144
Inventory	3,840	-
Prepayment and deposits	333	3,333
Assets of discontinued operations	9,991	10,061
TOTAL CURENT ASSETS	126,524	38,538

NON-CURRENT ASSETS
Property and equipment, net of accumulated depreciation of $7,651 and $4,238	15,441	18,854
Right-of-use asset - operating lease	69,370	87,653
Rent deposits	10,431	6,832
Assets of discontinued operations	53,015	113,645
NET NON-CURRENT ASSETS	148,257	226,984

TOTAL ASSETS	$274,780	$265,522

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$34,975	$18,026
Accrued interest payable	51,640	42,195
Accrued compensation - related parties	103,500	154,500
Right-of-use liability - operating lease	22,737	24,138
Convertible notes payable, net of debt discount of $935,398 and $370,923	90,988	74,827
Loans payable to related parties	173,473	25,392
Loans payable	105,000	55,000
Derivative liabilities	837,350	517,366
Net liabilities of discontinued operations	298,646	566,552
TOTAL CURRENT LIABILITIES	1,718,309	1,477,996

LONG-TERM LIABILITIES
Right-of-use liability - operating lease	46,633	63,515
Convertible notes payable, net of debt discount of $0 and $78,482	-	5,018
Long-term debt - related parties	-	110,000
TOTAL LONG-TERM LIABILITIES	46,633	178,533

TOTAL LIABILITIES	1,764,942	1,656,529

STOCKHOLDERS’ DEFICIT
Preferred stock, (par value $0.0001, 5,000,000 shares authorized, of which 1 and 1 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)	-	-
Common stock (par value $.0001, 195,000,000 shares authorized, of which 80,328,964 and 55,066,855 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)	8,033	5,507
Treasury stock, at cost;	(3,894)	(3,894)
Additional paid in capital	16,394,483	9,167,038
Accumulated deficit	(17,888,784)	(10,559,658)
TOTAL STOCKHOLDERS’ DEFICIT	(1,490,162)	(1,391,007)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$274,780	$265,522

The accompanying notes are an integral part of these consolidated financial statements.

American International Holdings Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For The Three	For The Three	For The Nine	For The Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenues
Revenues	$3,831	$559,493	$17,198	$5,711,380
Cost of revenues	10,500	585,215	25,738	3,944,528
Gross profit (loss)	(6,669)	(25,722)	(8,540)	1,766,852

Operating expenses
General and administrative expenses	592,283	644,754	6,344,163	4,034,686
Total operating expenses	592,283	644,754	6,344,163	4,034,686

Income (loss) from operations	(598,952)	(670,476)	(6,352,703)	(2,267,834)

Other income (expenses)
Interest expense	(19,621)	(34,726)	(139,003)	(87,406)
Amortization of debt discount	(186,521)	(263,534)	(1,501,923)	(444,810)
Change in derivative liabilities	679,988	(132,977)	508,808	(157,547)
Settlement gain (loss)	44,254	(234,513)	(13,805)	(234,513)
Other income	-	-	-	300
Total other income (expense)	518,100	(665,750)	(1,145,923)	(923,976)

Income (loss) before income taxes	(80,852)	(1,336,226)	(7,498,626)	(3,191,810)

Income taxes	-	-	-	-

Net (loss) from continuing operations	$(80,852)	$(1,336,226)	$(7,498,626)	$(3,191,810)

Discontinued operations:
Income (loss) from discontinued operations	181,504	(135,161)	169,501	(352,908)
Total discontinued operations	181,504	(135,161)	169,501	(352,908)

Net Income (loss)	$100,652	$(1,471,388)	$(7,329,125)	$(3,544,718)

Basic income (loss) per share
Continuing operations	$(0.00)	$(0.03)	$(0.10)	$(0.10)
Discontinued operations	$0.00	$(0.00)	$0.00	$(0.01)

Diluted income (loss) per share
Continuing operations	$(0.00)	$(0.03)	$(0.10)	$(0.10)
Discontinued operations	$0.00	$(0.00)	$0.00	$(0.01)

Weighted average number of shares outstanding
Basic	77,611,298	38,411,015	72,435,716	32,281,583
Diluted	77,880,079	38,411,015	72,704,497	32,281,583

The accompanying notes are an integral part of these consolidated financial statements.

American International Holdings Corp.

Consolidated Statement of Changes in Stockholders’ Deficit

(Unaudited)

							Additional	Common	Retained		Total
	Preferred Stock A		Preferred Stock B		Common Stock		Paid-in	Stock	Earnings	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Stock	(Deficit)

Balance, December 31, 2019	-	$-	-	$-	27,208,356	$2,721	$2,186,651	$25,000	$(3,219,768)	$(103,537)	$(1,108,933)

Imputed interest	-	-	-	-	-	-	1,051	-	-	-	1,051

Issuance of common shares under private placement	-	-	-	-	131,250	13	71,487	(25,000)	-	-	46,500

Cancellation of common shares for long-term debt	-	-	-	-	(650,000)	(65)	(38,935)	-	-	39,000	-

Issuance of common shares for note settlement	-	-	-	-	91,250	9	54,991	-	-	-	55,000

Issuance of shares for services	-	-	-	-	1,357,142	135	639,864	-	-	-	639,999

Net (loss)	-	-	-	-	-	-	-	-	(129,912)	-	(129,912)

Balance, March 31, 2020	-	$-	-	$-	28,137,998	$2,813	$2,915,109	$-	$(3,349,680)	$(64,537)	$(496,295)

Imputed interest	-	-	-	-	-	-	1,228	-	-	-	1,228

Reclassification of derivative liabilities due to note conversion	-	-	-	-	-	-	40,035	-	-	-	40,035

Issuance of Series B preferred shares for investment	500,000	50	-	-	-	-	605,438	-	-	-	605,488

Cancellation of common shares for long-term debt	-	-	-	-	(1,000,000)	(100)	(60,543)	-	-	60,643	-

Issuance of common shares for note settlement	-	-	-	-	90,000	9	26,591	-	-	-	26,600

Issuance of shares for services - related parties	3	-	-	-	6,000,000	600	1,559,400	-	-	-	1,560,000

Issuance of shares for services	-	-	-	-	145,000	15	318,936	-	-	-	318,951

Issuance of common shares for Series B preferred shares conversion	(500,000)	(50)	-	-	2,083,333	208	(158)	-	-	-	-

Net (loss)	-	-	-	-	-	-	-	-	(1,943,419)	-	(1,943,419)

Balance, June 30, 2020	3	$-	-	$-	35,456,331	$3,545	$5,406,036	$-	$(5,293,099)	$(3,894)	$112,588

Imputed interest	-	-	-	-	-	-	1,066	-	-	-	1,066

Reclassification of derivative liabilities due to note conversion	-	-	-	-	-	-	319,776	-	-	-	319,776

Issuance of common shares for note settlement	-	-	-	-	4,738,244	474	647,277	-	-	-	647,751

Issuance of shares for services	-	-	-	-	250,000	25	279,975	-	-	-	280,000

Net (loss)	-	-	-	-	-	-	-	-	(1,471,388)	-	(1,471,388)

Balance, June 30, 2020	3	$-	-	$-	40,444,575	$4,044	$6,654,130	$-	$(6,764,487)	$(3,894)	$(110,207)

							Additional	Common	Retained		Total
	Preferred Stock A		Preferred Stock B		Common Stock		Paid-in	Stock	Earnings	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Stock	(Deficit)

Balance, December 31, 2020	1	$-	-	$-	55,066,855	$5,507	$9,167,038	$-	$(10,559,658)	$(3,894)	$(1,391,007)

Imputed interest	-	-	-	-	-	-	539	-	-	-	539

Reclassification of derivative liabilities due to note conversion	-	-	-	-	-	-	763,241	-	-	-	763,241

Issuance of Series B preferred shares for In Process Research and Development	-	-	500,000	50	-	-	601,802	-	-	-	601,852

Issuance of common shares for Series B preferred shares conversion			(500,000)	(50)	2,057,613	206	(156)	-	-	-	(0)

Issuance of common shares under private placement	-	-	-	-	200,000	20	99,980	-	-	-	100,000

Issuance of common shares for note conversion and settlement	-	-	-	-	2,730,548	273	501,777	-	-	-	502,050

Issuance of shares for services - related parties	-	-	-	-	6,500,000	650	2,510,000	-	-	-	2,510,650

Issuance of shares for services	-	-	-	-	5,300,000	530	1,712,210	-	-	-	1,712,740

Issuance of common shares for debt settlement	-	-	-	-	708,750	71	119,454	-	-	-	119,525

Net (loss)	-	-	-	-	-	-	-	-	(7,372,606)	-	(7,372,606)

Balance, March 31, 2021	1	$-	-	$-	72,563,766	$7,257	$15,475,885	$-	$(17,932,264)	$(3,894)	$(2,453,016)

Imputed interest	-	-	-	-	-	-	477	-	-	-	477

Reclassification of derivative liabilities due to note conversion	-	-	-	-	-	-	219,222	-	-	-	219,222

Issuance of common shares for note conversion and settlement	-	-	-	-	3,800,894	380	416,256	-	-	-	416,636

Net (loss)	-	-	-	-	-	-	-	-	(57,172)	-	(57,172)

Balance, June 30, 2021	1	$-	-	$-	76,364,660	$7,637	$16,111,840	$-	$(17,989,436)	$(3,894)	$(1,873,853)

Imputed interest	-	-	-	-	-	-	481	-	-	-	481

Reclassification of derivative liabilities due to note conversion	-	-	-	-	-	-	57,745	-	-	-	57,745

Issuance of common shares for note conversion and settlement	-	-	-	-	3,049,304	305	155,899	-	-	-	156,204

Issuance of shares for services	-	-	-	-	915,000	91	68,518	-	-	-	68,609

Net income	-	-	-	-	-	-	-	-	100,652	-	100,652

Balance, September 30, 2021	1	$-	-	$-	80,328,964	$8,033	$16,394,483	$-	$(17,888,784)	$(3,894)	$(1,490,162)

The accompanying notes are an integral part of these consolidated financial statements.

American International Holdings Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Year Ended	For the Year Ended
	September 30, 2021	September 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,329,125)	$(3,544,718)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Amortization of debt discount	1,501,923	444,810
Change in derivative liabilities	(1,779,896)	157,546
Depreciation	21,437	41,356
Derivatives expenses	1,271,088	-
Forgiveness of Loan	(69,328)	-
Gain on lease settlement	(189,351)	-
Interest expense	24,008	-
Imputed interest expense	1,497	3,345
Loss on disposal	40,156	95,000
Loss on loans settlement	59,304	234,513
Non-cash lease expense	18,283	123,014
Stock issued for services rendered	4,291,999	2,798,950
Stock issued for in process research and development	601,852	-
		-
(Increase) decrease in operating assets:
Costs in excess of billings	-	(140,719)
Inventory	(3,536)	(44,722)
Prepaid expenses	3,000	(313,080)
Rent Deposit	(3,599)	(26,893)
(Decrease) increase in operating liabilities:
Accounts payable	(21,002)	18,908
Accrued interest payable	8,517	84,362
Accrued compensation - related parties	(5,500)	123,000
Lease Liabilities, net	(18,283)	(124,089)
Billing in excess of costs and estimated earnings	-	(1,657,998)
NET CASH (USED IN) OPERATING ACTIVITIES	(1,576,556)	(1,727,416)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment	10,000	(91,649)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	10,000	(91,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings - related parties	59,820	-
(Repayment) to borrowings - related parties	(34,984)	(40,000)
Principal payments for capital leases	-	(10,754)
Proceeds from borrowings	1,919,000	690,000
(Repayment) to borrowings	(377,500)	(15,421)
Proceeds from sales of stock	100,000	46,500
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,666,336	670,325

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	99,780	(1,148,740)

CASH AND CASH EQUIVALENTS:
Beginning of period	22,574	1,258,710
End of period	$122,354	$109,970

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$106,677	$2,674

Non-cash transactions:
Cancellation of common shares	$-	$99,643
Capital lease	$-	$82,512
Common shares issued for notes conversion	$1,074,891	$298,769
Common shares issued for loan settlement	$111,466	$86,771
Discounts on convertible notes	$(1,956,000)	$608,549
Issuance of Series B for Investment	$-	$605,488
Lease Inception	$-	$348,279
Related party’s note settled in shares	$-	$109,278
Settlement of derivative liabilities	$1,040,208	$359,811
Stock Payable	$-	$25,000

The accompanying notes are an integral part of these financial statements.

American International Holdings Corp.

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2021

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2020. The interim results for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Impact of COVID-19 Pandemic on Consolidated Financial Statements. The outbreak of the 2019 novel coronavirus disease (“COVID-19”), which was declared a global pandemic by the World Health Organization on March 11, 2020, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread has severely impacted the U.S. and world economies, the market for health spa services, nutrition supplements and our other business offerings during the end of the first quarter of 2020, and continuing through the end of 2020 and into 2021. Government mandated ‘stay-at-home’ and similar orders have to date, and may in the future, prevent us from operating. In late 2020, we made the decision to discontinue operations of our VISSIA Waterway, Inc. and VISSIA McKinney MedSpa locations due to declines in customers and issues staffing such facilities, each as a result of the pandemic. Additionally, our Legend Nutrition store saw a deep decline in sales due to social distancing orders and decreases in customers who were willing to venture out to brick-and-mortar establishments during 2020. Legend Nutrition’s lease was up January 31, 2021, and the Company chose to not renew the lease, closed the store, and will not continue in this line of business moving forward. We also decided to cease offering construction services around July 2021.

As of the date of this Report, our operations are limited, and consist mainly of ZipDoctor, Inc., Life Guru, Inc., and EPIQ MD, Inc.

Moving forward, economic recessions, including those brought on by the continued COVID-19 outbreak may have a negative effect on the demand for our services and our operating results. Any prolonged disruption to our operations or work force availability is likely to have a significant adverse effect on our results of operations, cash flows and ability to meet continuing debt service requirements. All of the above may be exacerbated in the future as the COVID-19 outbreak and the governmental responses thereto continues.

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

On April 28, 2020, the Company incorporated a wholly-owned subsidiary, ZipDoctor, Inc. (“ZipDoctor”) in the State of Texas. ZipDoctor plans to provide its customers with unlimited, 24/7 access to board certified physicians and licensed mental and behavioral health counselors and therapists via a newly developed, monthly subscription based online telemedicine platform. ZipDoctor was launched in August 2020 and has generated nominal revenues through the quarter ended September 30, 2021.

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

Note 4 – Property and Equipment

Property and equipment from continuing operations were as follows on September 30, 2021, and December 31, 2020:

	September 30, 2021	December 31, 2020
Leasehold improvements	4,262	4,262
Furniture & fixtures	18,830	18,830
	23,092	23,092
Less accumulated depreciation and amortization	7,651	4,238
Net property and equipment	$15,441	$18,854

Property and equipment from discontinued operations were as follows on September 30, 2021, and December 31, 2020:

	September 30, 2021	December 31, 2020
Leasehold improvements	$-	$-
Furniture & fixtures	2,273	11,072
Equipment	37,987	83,917
	40,260	94,989
Less accumulated depreciation and amortization	7,306	6,184
Net property and equipment	$32,954	$88,805

As a result of discontinued operations, the leasing equipment of $67,336 was returned in the first quarter of 2021, the Company incurred a loss of $5,902 on the disposition, and no liabilities are due currently.

Depreciation and amortization expense from continuing operations for the nine months ended September 30, 2021, and 2020 was $3,412 and $3,073, respectively. Depreciation and amortization expense from discontinued operations for the nine months ended September 30, 2021, and 2020 was $12,122 and $38,283, respectively.

Note 5 – Goodwill

As of September 30, 2021, the goodwill in connection with the acquisition of the assets in October 2019 associated with and related to a retail vitamin, supplements and nutrition store located in McKinney, Texas was $0.

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

On May 13, 2020, the Company provided Novo Medspa with notice to terminate the June 27, 2019 License Agreement in pursuit of the Company’s then desire to establish and develop its own brand and have the flexibility to offer additional products and services that were not then available at Novopelle branded locations, which was effective immediately. Accordingly, the license of $95,000 was impaired in full during the second quarter of 2020.

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

The 51% owned subsidiary is a consolidated entity which requires the presentation of noncontrolling interest in the consolidated statements of operations for the nine months ended September 30, 2021. As there was minimal activity for the entity as of September 30, 2021, minimal assets and liabilities and, no noncontrolling interest were presented at the period ended September 30, 2021. Since the asset is not substantiating a future cash flow, the Company determined an impairment adjustment was necessary for the periods presented. Investment in LifeGuru of $605,488 was impaired in full during the fourth quarter of 2020.

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

As of September 30, 2021, the Company had three (3) leasing agreements subject to Accounting Standards Codification (ASC) 842.

Location 1 – Capitol City Solutions USA, Inc.

On January 1, 2020, the Company recognized an operating right-of-use asset in the amount of $113,794 and an operating lease liability in the amount of $113,794 in connection with Location 1. The lease term is sixty-one (61) months and expires in January 2025.

The following is a schedule, by year, of maturities of lease liabilities as of September 30, 2021:

2021	6,822
2022	27,288
2023	27,288
2024	27,288
2025	2,274
Total undiscounted cash flows	90,960
Less imputed interest (8%)	(21,590)
Present value of lease liability	$69,370

Total rental expense related to this location for the nine months ended September 30, 2021 was $20,466. The operating lease right-of-use asset net balance at December 31, 2020 related to this location was $81,437.

Due to discontinued operations of VISSIA Waterway, Inc. and Vissia Mckinney LLC, the related right-of-use asset of $186,162 and $179,495, respectively, net of amortization was impaired in full, as of December 31, 2020. Legend Nutrition’s lease was up January 31, 2021, and the Company chose not to renew the lease, and closed the store. Hence, Legend Nutrition’s right-of use asset and liabilities are fully amortized as of December 31, 2020.

Location 2 – VISSIA Mckinney, LLC

On January 1, 2019, the Company recognized an operating right-of-use asset in the amount of $287,206 and an operating lease liability in the amount of $294,774 in connection with Location 1. The lease term is eighty-four (84) months and expires in November 2025.

The following is a schedule, by year, of maturities of lease liabilities as of September 30, 2021:

2021	54,951
2022	55,854
2023	56,776
2024	57,715
2025	53,828
Total undiscounted cash flows	279,124
Less imputed interest (8%)	(83,144)
Present value of lease liability	$195,980

On September 5, 2021, Vissia Mckinney, LLC entered into a Release Agreement with its landlord for the leased premises located at 5000 Collin Mckinney Parkway, Mckinney, Texas 75070 whereby the landlord agreed to release Vissia Mckinney from its remaining obligations under the lease in exchange for a total of $22,500, of which $10,000 was paid to the landlord with furniture and fixtures located at the property and the remaining $12,500 was paid in cash. Total rental expense related to this location for the nine months ended September 30, 2021, was $0. The operating lease right-of-use asset net balance on September 30, 2021, related to this location was $0, which was impaired in full due to discontinued operations.

Location 3 – VISSIA Waterway, Inc.

On January 1, 2020, the Company recognized an operating right-of-use asset in the amount of $234,485 and an operating lease liability in the amount of $234,485 in connection with Location 2. The lease term is sixty (60) months and expires in December 2024.

The following is a schedule, by year, of maturities of lease liabilities as of September 30, 2021:

2021	55,540
2022	57,206
2023	58,922
2024	60,690
Total undiscounted cash flows	232,358
Less imputed interest (8%)	(49,529)
Present value of lease liability	$182,829

Total rental expense related to this location for the nine months ended September 30, 2021, was $0. The operating lease right-of-use asset net balance on September 30, 2021 related to this location was $0, which was impaired in full due to discontinued operations.

Note 10 – Accrued Compensation for Related Parties

At September 30, 2021, accrued compensation was $103,500, representing $53,500 as owed to Jacob Cohen, the Company’s CEO and $25,000 owed to each of Alan Hernandez and Esteban Alexander, the Company’s former officers and directors.

Note 11 – Notes Payable

Notes payable represents the following at September 30, 2021:

Note payable to an individual dated July 8, 2019 for $40,000, with interest at 8% per annum and due on July 8, 2020. The Note is currently past due.	40,000

Note payable dated July 7, 2020 for $50,000, with interest at 5% per annum and due on July 7, 2021. The Note is unsecured.	$50,000

Note payable of $53,000 dated August 5, 2020 for cash of $53,000, with interest at 8% per annum and due on November 5, 2021. The annual interest rate will increase to 22% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%. The note, accrued interest and early payment penalty totaling $70,736 was paid during the three months ended March 31, 2021.	53,000
Less: Repayment	(53,000)
0

Note payable of $105,000 dated August 11, 2020 for cash of $100,000, net of original issue discount of $5,000, with one-time interest charge of 8% payable and due on May 11, 2021. The outstanding balance of the Note will be increase by 135% if in default. The Note is a convertible promissory note. The conversion price equals the lower of $0.50 per share or 60% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 40%. The note and accrued interest totaling $111,466 was settled by the issuance of 708,750 common shares of the Company and $50,000 in cash. The note and accrued interest were converted at $0.1614 per share and settled with additional shares valued at $0.45 per shares. Accordingly, the Company recorded a loss on loan settlement of $58,059 during the three months ended March 31, 2021.	$105,000
Less: Repayment	(105,000)
0

Note payable of $53,000 dated September 14, 2020 for cash of $53,000, with interest at 8% per annum and due on December 14, 2021. The annual interest rate will increase to 22% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%. The note, accrued interest and early payment penalty totaling $70,736 was paid during the three months ended March 31, 2021.	$53,000
Less: Repayment	(53,000)
0

Note payable to an unrelated party dated September 11, 2020 for $4,000, with no interest and due on demand.	$4,000

Note payable to an unrelated party dated September 16, 2020 for $5,000, with no interest and due on demand.	$5,000

Note payable of $56,750 dated October 12, 2020, for cash of $52,750, with interest at 8% per annum and due on October 12, 2021. The annual interest rate will increase to 24% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.50 per share or 60% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 40%. The Note and accrued interest totaling $56,750 was converted into 760,928 common shares of the Company within the terms of the note during the quarter ended June 30, 2021.	$56,750
Less: Repayment	(56,750)
0

Note payable of $138,00 dated November 13, 2020 for cash of $138,000, with interest at 8% per annum and due on November 13, 2021. The annual interest rate will increase to 18% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%. The note, accrued interest and early payment penalty totaling $183,483 was paid during the three months ended March 31, 2021.	$138,000
Less: Repayment	(138,000)
0

Note payable of $83,500 dated December 2, 2020 for cash of $83,500, with interest at 8% per annum and due on March 2, 2022. The annual interest rate will increase to 22% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%. The note, accrued interest and early payment penalty totaling $104,527 was paid during the three months ended March 31, 2021.	$83,500
Less: Repayment	(83,500)
0

Note payable of $425,000 dated January 6, 2021 for cash of $400,000, with interest at 6% per annum and due on January 7, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.50 or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%. The note and accrued interest totaling $437,359 was converted into 2,549,999 common shares of the Company within the terms of the note during the quarter ended June 30, 2021.	$425,000
Less: Conversion	(425,000)
0

Note payable of $425,000 dated January 6, 2021 for cash of $400,000, with interest at 6% per annum and due on January 7, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.50 or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%. The note and accrued interest totaling $437,297 was converted into 3,220,515 common shares of the Company within the terms of the note during the quarter ended June 30, 2021.	$425,000
Less: Conversion	(425,000)
0

Note payable of $300,000 dated March 30, 2021 for cash of $282,000, with interest at 6% per annum and due on March 30, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.2437 or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%.	$300,000

Note payable of $300,000 dated March 30, 2021 for cash of $282,000, with interest at 6% per annum and due on March 30, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.2437 or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%.	$300,000
Less: Conversion	(50,000)
250,000

Note payable of $265,958 dated June 24, 2021 for cash of $250,000, with interest at 6% per annum and due on June 24, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.2437 or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%.	$265,958
Less: Conversion	(25,088)
240,870

Note payable of $271,958 dated June 24, 2021 for cash of $256,000, with interest at 6% per annum and due on June 24, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.2437 or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%.	$271,958
Less: Conversion	(76,442)
195,516

As of September 30, 2021 the Company had a short-term Advance payable in amount of $50,000 to a unrelated party, with no interest and due on demand.	$50,000

$1,135,386
Less: unamortized discount	(935,398)
Total	$199,988
Short term convertible notes, net of discount of $935,398	$90,988
Long-term convertible notes, net of discount of $0	$0
Short-term non-convertible notes – continuing operations	$105,000
Short-term non-convertible notes – discontinued operations	$4,000
Long-term non-convertible notes	$0

Note 12 – Loans from Related Parties

On April 12, 2019, the Company entered into individual share exchange agreements and promissory notes with each of Daniel Dror, Winfred Fields and former Directors Everett Bassie and Charles Zeller (the “AMIH Shareholders”), whereby the AMIH Shareholders agreed to cancel and exchange a total of 5,900,000 shares of their AMIH common stock. The Company issued individual promissory notes with an aggregate principal amount of $350,000 (the “Promissory Notes”) for cancellation of the 5,900,000 common shares. The Promissory Notes have a term of two years and accrue interest at the rate of 10% per annum until paid in full by the Company. The Company recorded interest of $7,506 on these notes during the year ended December 31, 2020. The accrued interest on these notes was $18,982 as of December 31, 2020. The Note and accrued interest totaling $ 280,108 was settled by the issuance of 3,476,495 common shares of the Company. The shares were valued at $0.31 and $0.27 per share based on the market price at the settlement date. Accordingly, the Company recorded a loss on loan settlement of $758,601 during the year ended December 31, 2020.	$350,000
Less: Conversion	(240,000)
110,000

Note payable to Isaak Cohen, father to the Company’s CEO, dated June 21, 2019 for $40,000, with interest at 8% per annum and due on June 21, 2020. The promissory note is unsecured. Furthermore, the Company issued 50,000 shares of the Company’s common stock to the related party investor as further consideration to enter into the loan with the Company. The Company issued 50,000 common shares valued at $0.10 per share, or $5,000, based on recent sales of common stock to the third party, which was accounted for at a discount on the note. The principal of this Note of $40,000 and accrued interest of $2,214 was paid with cash in full during the first quarter of 2020. Accordingly, the unamortized discount as of the payment date in the amount of $2,363 was expensed.	0

Note payable to Isaak Cohen, father to the Company’s CEO, dated September 9, 2019 for $100,000, with interest at 8% per annum and due on September 9, 2020. The promissory note is unsecured. Furthermore, the Company issued 100,000 shares of the Company’s common stock to the related party investor as further consideration to enter into the loan with the Company. The Company issued 100,000 common shares valued at $1.00 per share, or $100,000, based on the market price at the grant date, which was accounted for as a discount on the note. The Note and accrued interest totaling $109,278 were settled by the issuance of 895,722 common shares of the Company at a price of $0.122 per share. The shares were valued at $0.33 per share based on the market price at the settlement date. Accordingly, the Company recorded a loss on loan settlement of $186,310 during the nine months ended September 30, 2020.	0

As of September 30, 2021, the Company had a short-term note payable in the amount of $13,473 to Kemah Development Texas, LP, a company owned by Dror Family Trust, a related party.	13,473

As of September 30, 2021, outstanding loan balances payable to the Company’s CEO and board member, Jacob Cohen, were $50,050 with no interest and due on demand	50,050
$173,523
Less: unamortized discount	0
Total	$173,523
Long-term loan from related parties	$0
Short-term loan from related parties – continuing operations	$173,523
Short-term loan from related parties – discontinued operations	$50

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

The Convertible Note derivatives were valued as of December 31, 2020, at issuance, at conversion and at September 30, 2021, as set forth in the table below.

Derivative liabilities as of December 31, 2020	$517,366
Initial derivative liabilities at new note issuance	3,278,584
Initial loss	(0)
Conversion	(1,040,208)
Mark to market changes	(1,918,386)

Derivative liabilities as of September 30, 2021	$837,350

As of September 30, 2021, the Company had derivative liabilities of $837,350, and recorded changes in derivative liabilities in the amount of $508,808 during the nine months ended September 30, 2021.

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

Note 14 – Costs and estimated earnings in excess of billings on uncompleted contract

The Company had two major long-term contracts in progress which were completed during the year ended December 31, 2020. Work has started on the long-term contracts that will have costs and earnings in the following periods:

Job	September 30, 2021	December 31, 2020

Contract Revenues	-	5,640,707
Other Revenue	-	156,922
Total Revenues	-	5,797,629

Contract COGS	-	4,184,033
Other COGS	-	668,598
Total COGS	-	4,852,631

Gross Profit	-	944,998
Percentage of completion (POC)	-%	100%

Revenues – POC	-	7,358,273

Bill to Date	$-	$7,358,273

Costs and estimated earnings in excess of billings on uncompleted contract	$-	$-

Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are reclassified to accounts receivable when they are billed under the terms of the contract. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date, which was $0 as of December 31, 2020. The Company recognized revenue of $5,640,707 for the two construction projects, Normandy and Gateway during the year ended December 31, 2020 in connection with such contract assets. All incurred costs associated with contract assets as of December 31, 2020 were billed and collected. No activities were incurred during the nine months ended September 30, 2021.

Note 15 – Capital Stock

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $0.0001 par value, of which three shares were designated as Series A Preferred Stock and 2,000,000 were designated as Series B Preferred stock, the balance of 2,999,997 shares of preferred stock were undesignated as of December 31, 2020 and September 30, 2021.

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

In the first quarter of 2021, the Company issued 500,000 shares of Series B Preferred Shares to a third party for services related to research and development. The shares were subsequently converted to 2,057,613 shares of common stock. The shares were valued at $601,582.

The Company has one share of Series A Preferred Stock outstanding as of September 30, 2021 and December 31, 2020. As of September 30, 2021, and December 31, 2020, no shares of Series B Preferred Stock were issued and outstanding.

Common Stock

The Company is authorized to issue up to 195,000,000 shares of common stock, $0.0001 par value, of which 80,328,964 shares were issued and outstanding at September 30, 2021 and 55,066,855 were issued and outstanding at December 31, 2020.

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

In the first quarter of 2021, the Company issued 500,000 shares of Series B Preferred Shares to a third party for services related to research and development. The shares were subsequently converted to 2,057,613 shares of common stock. The shares were valued at $601,582.

In the second quarter of 2021, the Company issued 3,800,894 common shares to investors in exchange for $416,636 of principal and accrued interest owed under the terms and conditions of convertible notes as issued.

In the third quarter of 2021, the Company issued 915,000 shares of the Company’s common stock in consideration for services performed by employee and non-employee consultants. The shares were valued at $68,609 based on the market price on the date of agreement

In the third quarter of 2021, the Company issued 3,049,304 common shares to investors in exchange for $156,204 of principal and accrued interest owed under the terms and conditions of convertible notes outstanding.

Note 16 – Going Concern

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying financial statements, the Company has a net loss from continuing operation of $7,498,626 for the nine months ended September 30, 2021, and net loss from continuing operation of $3,191,810 for the nine months ended September 30, 2020, a net income (loss) from discontinued operation of $169,501 and $(352,908) for the nine months ended September 30, 2021 and 2020, respectively, and an accumulated deficit of $17,888,784 as of September 30, 2021. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. There can be no assurance that the Company will become commercially viable without additional financing, the availability, and terms of which are uncertain. If the Company cannot secure necessary capital when needed on commercially reasonable terms, its business, condition (financial and otherwise) and commercial viability may be harmed. Although management believes that it will be able to successfully execute its business plan, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Asher Park, LLC vs. Novopelle Tyler

On August 11, 2021, Asher Park, LLC (“Asher Park”) filed a petition against the Company and its subsidiary, Novopelle Tyler, Inc. (“Novopelle Tyler”) seeking to recover damages in the amount of $66,651 against that commercial lease and commercial lease guaranty agreement that was signed between the parties on or around January 8, 2020 to occupy retail premises located at 1058 Asher Way, Suite 100, in Tyler, Texas. As this commercial lease was executed prior to the COVID-19 pandemic, and due to the uncertainty of the effects on retail establishments during the pandemic, Novopelle Tyler never officially took possession of the retail premise. On September 23, 2021, the Company and Novopelle Tyler filed an Original Answer and Affirmative Defense denying the allegations made by Asher Park. The Company disputes Asher Park’s allegations of wrongdoing and intends to vigorously defend itself in this matter.

Stanley Tate d/b/a Triangle Cabinets vs. Capitol City Solutions USA, Inc.

On September 10, 2021, Stanley Tate d/b/a Triangle Cabinets (“Tate”), a materials supplier and subcontractor that was hired by the Company’s subsidiary, Capitol City Solutions USA, Inc. (CCS), filed a petition against the Company, CCS, and CCS’s construction client, PC Gateway, LLC (“PC Gateway”) seeking payment in the amount of $77,681 for services Tate claimed to provide CCS and PC Gateway. The Company and CCS were not officially served until on or around October 21, 2021. On October 25, 2021, the Company and CCS filed an Original Answer denying the allegations made by Tate as Tate had failed to provide the services in which they were hired to perform and demanding strict proof by a preponderance of credible evidence. The Company disputes Tate’s allegations of wrongdoing and intends to vigorously defend itself in this matter.

Capitol City Solutions USA, Inc. vs. Peak Living, LLC and PC Gateway, LLC

On November 1, 2021, the Company’s subsidiary, Capitol City Solutions USA, Inc. (CCS), filed a petition against PC Gateway and Peak Living, LLC (“Peak Living”) demanding the payment of the final invoice as delivered to Peak Living in the amount of $2,069,908 representing the balance as owed to CCS for substantial supplemental charges (including but not limited to dehumidifiers, various material cost and labor increases, code compliance costs, and additional profit and overhead). Throughout the term of a project completed by CCS for Peak Living, Peak Living instructed CCS to perform additional work beyond the original scope of the contracted agreement and fully understood that CCS expected to be compensated at the fair market value for the additional labor and materials. In addition to seeking actual and statutory damages, CCS is seeking to recover attorney’s fees, prejudgment and post judgement interest, costs of court and has further placed a constitutional lien on the PC Gateway property, known as Gateway Village, located at 2825 12th Street, Beaumont, Texas, 77705 and which is the subject of the lawsuit.

Note 18 – Discontinued Operations

During 2020, the Company decided to discontinue the operation of its VISSIA McKinney, VISSIA Waterway, and Legend Nutrition. VISSIA McKinney, VISSIA Waterway, and Legend Nutrition have been presented as discontinued operations in the accompanying consolidated financial statements. The operating results for VISSIA McKinney, VISSIA Waterway, and Legend Nutrition have been presented in the accompanying consolidated statement of operations for the nine months ended September 30, 2021, and 2020 as discontinued operations and are summarized below:

	Nine Month Ended September 30,
	2021	2020
Revenue	$2,530	$269,842
Cost of revenue	0	153,254
Gross profit	2,530	116,588
Operating expenses	46,208	436,521
Loss from operations	(43,678)	(319,933)
Other income (expenses)	213,179	(32,975)
Net loss	$169,501	$(352,908)

Note 19 – Subsequent Events

On October 5, 2021, the Company issued 800,000 shares of common stock to an investor in exchange for $33,680 of principal and accrued interest owed under the terms and conditions of the 6% convertible promissory note as issued to FirstFire Global, dated June 24, 2021.

On November 11, 2021, the Company issued 500,000 shares of common stock to an investor in exchange for $22,100 of principal and accrued interest owed under the terms and conditions of the 6% convertible promissory note as issued to FirstFire Global, dated June 24, 2021.

Management has evaluated all subsequent events from September 30, 2021, through the issuance date of the financial statements for subsequent event disclosure consideration. No change to the financial statements for the nine months ended September 30, 2021, is deemed necessary as a result of this evaluation.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Business of the Company and Recent Events. Discussion of our business and recent events affecting us, to provide context for the remainder of MD&A.

●	Plan of Operations. Discussion of our strategy moving forward and how we plan to seek to increase stockholder value.

●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2021, and 2020.

●	Liquidity and Capital Resources. A discussion of our financial condition, including descriptions of balance sheet information and cash flows.

●	Critical Accounting Policies and Estimates. Critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Recent Events

COVID-19 Outlook

The outbreak of the 2019 novel coronavirus disease (“COVID-19”), which was declared a global pandemic by the World Health Organization on March 11, 2020, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread has severely impacted the U.S. and world economies, the market for health spa services, nutrition supplements and our other business offerings during the end of the first quarter of 2020, and continuing through the end of 2020 and into 2021. Government mandated ‘stay-at-home’ and similar orders have to date, and may in the future, prevent us from operating. In late 2020, we made the decision to discontinue operations of our VISSIA Waterway, Inc. and VISSIA McKinney MedSpa locations, due to declines in customers and issues staffing such facilities, each as a result of the pandemic. Additionally, our Legend Nutrition store saw a deep decline in sales due to social distancing orders and decreases in customers who are willing to venture out to brick-and-mortar establishments. Legend Nutrition’s lease was up January 31, 2021, and the Company chose to not renew the lease, closed the store, and will not continue in this line of business moving forward. We also decided to cease offering construction services around July 2021.

As of the date of this Report, our operations are limited, and consist mainly of ZipDoctor, Inc., Life Guru, Inc., and EPIQ MD, Inc.

Moving forward, economic recessions, including those brought on by the continued COVID-19 outbreak may have a negative effect on the demand for our services and our operating results. Any prolonged disruption to our operations or work force available is likely to have a significant adverse effect on our results of operations, cash flows and ability to meet continuing debt service requirements. All of the above may be exacerbated in the future as the COVID-19 outbreak and the governmental responses thereto continues.

Plan of Operations

The Company is headquartered in Plano, Texas and is an investor, developer and asset manager diversified across the healthcare supply chain. The Company’s portfolio encompasses telemedicine and other virtual health platforms, subscriber based primary care and concierge medicine plans, preventative care solutions and wellness related assets such as mental & behavioral health services as well as its own proprietary life coaching platform. The Company provides its various services through direct-to-consumer and business-to-business distribution channels and is focused on developing, acquiring and bringing to market technologies and solutions that we believe can advance the quality of life for the global community. Additionally, the Company seeks opportunities to acquire and grow businesses that possess strong brand values and that can generate long-term sustainable free cash flow and attractive returns in order to maximize value for all stakeholders.

The Company intends to continue to grow its business both organically and through identifying acquisition targets over the next 12 months in the technology, health and wellness space. Specifically, the Company plans to continue to make additional and ongoing technology enhancements to its LifeGuru life coaching platform, further develop, market and advertise its telemedicine platform, and identify strategic acquisitions that complement the Company’s vision of bridging the gap between primary care, preventative care and wellness. As these opportunities arise, the Company will determine the best method for financing such acquisitions and growth which may include the issuance of additional debt instruments, common stock, preferred stock, or a combination thereof, all of which may result in significant dilution to existing shareholders.

Results of Operations

Revenues

We had revenues of $3,831 for the three months ended September 30, 2021, compared to revenues of $559,493 for the three months ended September 30, 2020. We had revenues of $17,198 for the nine months ended September 30, 2021, compared to revenues of $5,711,380, for the nine months ended September 30, 2020. The significant decrease in revenues in 2021 was due primarily to two construction contracts for an apartment and clubhouse rebuild at Gateway Village, Texas, and the replacement of a roof replacement at Port Arthur, Texas which were completed during the nine months ended September 30, 2020. There were no active construction contracts for the first nine months of 2021 and there are no current plans to obtain additional construction contracts in the future.

We recognized revenues in accordance with Accounting Standards Codification (ASC) Topic 606. A five-step process has been designed for the individual or pool of contracts to keep financial statements focused on this principle. Revenues from fixed-price and cost-plus contracts are recognized on the percentage of completion method, whereby revenues on long-term contracts were recorded on the basis of the Company’s estimates of the percentage of completion of contracts based on the ratio of actual cost incurred to total estimated costs. This cost-to-cost method was used because management considered it to be the best available measure of progress on these contacts. Revenues from cost-plus-fee contracts were recognized on the basis of costs incurred during the period plus the fee earned, measured on the cost-to-cost method. Revenues from time-and-material and rate chart contracts were recognized currently as work is performed. During the three and nine months ended September 30, 2021, we recognized revenues of $3,831 and $17,198 in connection with membership income from ZipDoctor. The revenues during the three and nine months ended September 30, 2020, were primarily generated from two construction contracts for an apartment and clubhouse rebuild at Gateway Village, Texas and the replacement of a roof in Port Arthur, Texas.

Cost of Revenues

We had cost of revenues of $10,500 and $585,215 for the three months ended September 30, 2021 and 2020, respectively. We had cost of revenues of $25,738, for the nine months ended September 30, 2021, compared to cost of revenues of $3,944,528, for the nine months ended June 30, 2020. Cost of revenues include all direct material, sub-contractor, labor and certain other direct costs, as well as those indirect costs related to contract performance, such as indirect labor and fringe benefits. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to cost and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period. Claims for additional contract revenue are recognized when realization of the claim is probable and the amount can be reasonably determined.

The cost of revenues in the three and nine months ended September 30, 2021, were primarily associated with the membership income from ZipDoctor.

The cost of revenues in the three and nine months ended September 30, 2020 were primarily attributable to our two construction contracts for an apartment and clubhouse rebuild at Gateway Village, Texas and the replacement of a roof in Port Arthur, Texas.

Cost of revenues as a percentage of revenues was 274% and 105% for the three months ended September 30, 2021 and 2020 and 150% for the nine months ended September 30, 2021, compared to 69% the nine months ended September 30, 2020. Cost of revenues as a percentage of revenue increased for the three and nine months ended September 30, 2021, compared to the prior periods in 2020, as a result of reduction of revenue. During 2020, two construction contracts for an apartment and clubhouse rebuilt at Gateway Village, Texas and the replacement of a roof in Port Arthur, Texas, were our primary source of cost of revenues. During 2021, costs of revenues were associated with the membership income from ZipDoctor, Inc.

Operating Expenses

General and administrative expenses were $592,283 and $644,754 for the three months ended September 30, 2021 and 2020 and $6,344,163 and $4,034,686 for the nine months ended September 30, 2021 and 2020, respectively. The increase in 2021 was due primarily to stock-based compensation in the amount of $68,609 for the three months ended September 30, 2021 and $4,223,390 for the nine months ended September 30, 2021, and professional expenses incurred as a public company such as legal in the amount of $25,440 and $154,033 for the three months and nine months ended September 30, 2021 respectively and financial reporting, accounting and auditing compliance in amount of $12,321 and $71,370 for the three months and nine months ended September 30, 2021, respectively.

Other Expenses

During the three months ended September 30, 2021, and 2020, we incurred interest expense of $19,621 and $34,726, respectively, of which $481 and $1,066, respectively, were recorded as imputed interest in connection with related party loans. During the nine months ended September 30, 2021, and 2020, we incurred interest expense of $139,003 and $87,406, respectively, of which $1,498 and $3,345, respectively, were recorded as imputed interest in connection with related party loans.

Amortization of debt discount was $186,521 and $263,534 and $1,501,923 and $444,810 during the three months ended September 30, 2021 and 2020 and the nine months ended September 30, 2021 and 2020, respectively.

We had income of $679,988 and a loss of $132,977 during the three months ended September 30, 2021, and 2020, respectively, due to change in derivative liabilities. We had income of $508,808 and a loss of $157,547 during the nine months ended September 30, 2021, and 2020, respectively, due to change in derivative liabilities. See also “Note 13 – Derivative Liabilities”, to the notes to unaudited financial statements included above for a more detailed discussion of gain (loss) in derivative liabilities which is non-cash.

We had a settlement gain of $45,500 compared to a settlement loss of $234,513 for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, and a settlement loss of $12,559 for the nine months ended September 30, 2021 compared to a settlement loss of $234,513 for the nine months ended September 30, 2020, each, in connection with debt settlements that occurred during the respective periods.

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

VISSIA Waterway, Inc., VISSIA McKinney LLC and Legend Nutrition (collectively referred to as “Discontinued Subsidiaries”) have been presented as discontinued operations in the accompanying consolidated financial statements for the nine months ended September 30, 2021, and 2020, and are summarized below:

	Nine Months Ended September 30,
	2021	2020
Revenue	$2,530	$269,842
Cost of revenue	-	153,254
Gross Profit	2,530	116,588
Operating expenses	46,208	436,521
Loss from operations	(43,678)	(319,933)
Other Expenses	213,179	(32,975)
Net loss	$(169,501)	$(352,908)

	As of
	September 30, 2021	December 31, 2020
Assets of discontinued operations - current	$9,991	$10,061
Assets of discontinued operations - intangible	-	-
Assets of discontinued operations – non-current	53,015	113,645
Net liabilities of discontinued operations	$298,646	$566,552

Net Loss

We had a net loss from continuing operations of $79,606, or ($0.00) per share and $1,336,226 or ($0.03) per share, for the three months ended September 30, 2021 and 2020, respectively. We had net a net income of $181,504 from discontinued operations and a net loss of $135,161 from discontinued operations during the three months ended September 30, 2021 and 2020, respectively. The increase in loss from continuing operations during the three months ended September 30, 2020, was mainly due to stock-based compensation and general and administrative expenses. The decrease in loss from continuing operations during the three months ended September 30, 2021, was due to the change in fair value of derivatives liabilities associated with convertible debt and warrants.

We had a net loss of $7,498,626 or $0.10 per share from continuing operations and income of $169,501 or $0.00 per share from discontinued operations during the nine months ended September 30, 2021, for a total net loss of $7,327,879 or $0.10 per share. We had a net loss of $3,191,810 , or $0.10 per share from continuing operations and $352,908 or $0.01 per share from discontinued operations during the nine months ended September 30, 2020, totaling an aggregate of $3,544,718 or $0.11 per share in total net loss. The increase in net loss in 2021 was primarily attributable to non-cash expenses in connection with stock-based compensation, amortization of debt discount, the change in derivative values associated with outstanding convertible debt, impairment loss due to the investment in Life Guru, and settlement loss in connection with the common shares issued for notes settlement, offset by the increase in gross profit, each as discussed above.

Liquidity and Capital Resources

As of September 30, 2021, and December 31, 2020, the Company had total assets of $274,781 and $265,522, respectively, including $63,006 and $123,706 of assets of discontinued operations, respectively.

As of September 30, 2021, and December 31, 2020, the Company had total liabilities of $1,763,697 and $1,656,529, respectively, which consisted of accounts payable, accrued liabilities, accrued interest and accrued compensation in the amount of $190,115 and $214,721, respectively, rights-of-use liability of $69,370 and $87,653, respectively, convertible notes payable (net of discount) and loans payable to related parties and non-related parties (net of discount) in the amounts of $90,988, $172,228 and $105,000, and $74,827, $25,392 and $55,000, respectively, and derivative liabilities of $837,350 and $517,366, respectively. We also had $298,646 and $566,552 of net liabilities related to discontinued operations as of September 30, 2021 and December 31, 2020. We also had $5,018 of convertible notes payable, net of debt discount and $110,000 of long-term debt as of December 31, 2020. The Company had a total stockholders’ deficit of $1,488,917 and $1,391,007 as of September 30, 2021, and December 31, 2020, respectively.

During the nine months ended September 30, 2021, net cash used in operating activities was $1,576,555, compared to net cash used in operating activities of $1,001,669 for the nine months ended September 30, 2020. Negative cash flows during the nine months ended September 30, 2021, were due primarily to the net loss of $7,327,879 and change in derivative liabilities of $1,779,896, partially offset by non-cash expenses, including stock-based compensation of $4,291,999, amortization of debt discount of $1,501,923, derivative gain of $1,271,088, loss on loans settlement of $58,059 and in process research and development of $601,852. Comparatively, negative cash flows during the nine months ended September 30, 2020, were due primarily to a net loss of $3,544,719 partially offset by non-cash expenses, including stock-based compensation of $2,798,950, and amortization of debt discount of $444,810.

During the nine months ended September 30, 2021 and 2020, we had cash provided by investing activities of $10,000 and $91,649 used in investing activities, respectively. The net cash used in investing activities in 2020 was solely attributable to capital expenditures for property and equipment.

During the nine months ended September 30, 2021, and 2020, net cash flows provided by financing activities were $1,666,336 and $670,325, respectively, primarily attributable to the proceeds from notes payable to related parties and non-related parties during the respective periods. We had proceeds of $59,820 from related party borrowings and proceeds of $1,919,000 from non-related party borrowings in the nine months ended September 30, 2021, compared to proceeds of $0 and $690,000, respectively, in the nine months ended September 30, 2020. We made repayments of $34,984 to related party borrowings and repayments of $377,500 to non-related party borrowings in the nine months ended September 30, 2021, compared to repayments of $40,000 and $15,421, respectively, in the nine months ended September 30, 2020. We had proceeds of $100,000 from sales of stock in 2021 (which shares of stock were sold in connection with our Regulation A offering (discussed below)), which was $46,500 in 2020.

We had cash of $112,360 and a working capital deficit of $1,590,541, as of September 30, 2021. On the short-term basis, we will be required to raise a significant amount of additional funds over the next 12 months to sustain operations and pay outstanding liabilities. On the long-term basis, we will potentially need to raise capital to grow and develop our business.

To date we have (a) sold 200,000 shares of our common stock in consideration for $100,000 in cash through our Regulation A offering, which relates to the sale of up to 10,800,000 shares of our common stock at a price of $0.50 per share; and (b) issued 2,730,548 shares of our common stock in exchange for the conversion of $502,050 in debt.

On October 29, 2021, November 2, 2021, and November 12, 2021, Jacob Cohen, our Chief Executive Officer, advanced the Company, $15,000, $10,000, and $40,000, respectively, which loans are payable upon demand and not bearing interest. As of the filing of this Report, we owe Mr. Cohen an aggregate of $115,000 for outstanding loans which are payable upon demand.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, and December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Management, with the participation of our Chief Executive Officer (principal executive officer/principal financial/accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Report. As of September 30, 2021, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting as of September 30, 2021 (as described in greater detail in our annual report on Form 10-K for the year ended December 31, 2020), our Chief Executive Officer (principal executive officer/principal financial/accounting officer) has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer/principal financial/accounting officer), as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic, and related social distancing requirements, travel bans, stay-at-home orders and closures limited access to our spas and store and forced us to close our med spas and nutrition store.

All of the above has in turn, not only negatively impacted our operations, financial condition and demand for our services, but our overall ability to react timely to mitigate the impact of this event. To date, our 2020 and 2021 financial results have been, and we anticipate our financial results for the fourth quarter of 2021 and first quarter of 2022, at a minimum, will be, significantly negatively affected by COVID-19; however, the full effect on our business and operation is currently unknown. The outbreak of COVID-19 has caused significant disruptions to the Company’s ability to generate revenues and cash flows, and uncertainty regarding the length of the disruption may adversely impact our ability to raise additional capital.

The inherent uncertainty surrounding COVID-19, due in part to rapidly changing governmental directives, public health challenges and progress, and market reactions thereto, also makes it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth. Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, significant decreases in our revenues and increases in net loss, as we did during 2020 and through the third quarter of 2021, and such impacts are likely to continue be material to our consolidated financial statements in the fourth quarter of 2021 and first quarter of 2022, and potentially beyond. In addition, should the COVID-19 public health effort intensify to such an extent that we cannot operate, if there are prolonged government restrictions on our business and our customers, and/or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business, or service our outstanding debt. Such a circumstance could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all our then-outstanding debt obligations, which we may be unable to do.

The risk factor entitled “We have various outstanding convertible notes which are convertible into shares of our common stock at a discount to market.” from the Form 10-K is replaced and superseded by the following:

We have various outstanding convertible notes which are convertible into shares of our common stock at a discount to market.

As of September 30, 2021, we owed approximately $982,916 under various convertible promissory notes and as of the date of this Report we owe approximately $927,136 under various convertible promissory notes. The conversion prices of the convertible notes are equal to 75% of the market value of our common stock, subject in many cases to adjustments to the conversion prices upon defaults and anti-dilution and other rights which may result in such conversion prices declining. As a result, any conversion of the convertible notes and sale of shares of common stock issuable in connection with the conversion thereof may cause the value of our common stock to decline in value, as described in greater detail under the Risk Factors below. Notwithstanding the above, we hope to repay the convertible notes in full before any conversions take place.

The below is a new risk factor not included in the Form 10-K:

We currently have limited operations and may not generate significant revenues or be profitable in the future.

Our current operations consist solely of LifeGuru, Inc., ZipDoctor, Inc., EPIQ MD, Inc. We may not be successful in our planned operations in the future and can make no assurances that we will be able to generate significant revenues in the future, that we will have sufficient funding to support our operations and pay our expenses, or that we will ever become profitable. In the event we are unable to generate revenues and/or support our operations, we will be forced to curtail and/or abandon our current business plan and any investment in the Company could become worthless.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the quarter ended September 30, 2021 and from the period from October 1, 2021 to the filing date of this Report, which have not previously been disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, or a Current Report on Form 8-K, except as set forth below:

On July 29, 2021, the Company issued 750,000 shares of the Company’s common stock in consideration for consulting services. The shares were valued at $0.10 per share, or $75,000 based on the market price on the date of issuance.

In the third quarter of 2021, the Company issued 915,000 shares of the Company’s common stock in consideration for services performed by employee and non-employee consultants. The shares were valued at $68,609 based on the market price on the date of agreement.

In the third quarter of 2021, the Company issued 3,049,304 common shares to investors in exchange for $156,204 of principal and accrued interest owed under the terms and conditions of convertible notes outstanding.

On October 5, 2021, the Company issued 800,000 shares of common stock to an investor in exchange for $33,680 of principal and accrued interest owed under the terms and conditions of the 6% convertible promissory note as issued to FirstFire Global, dated June 24, 2021.

On November 11, 2021, the Company issued 500,000 shares of common stock to an investor in exchange for $22,100 of principal and accrued interest owed under the terms and conditions of the 6% convertible promissory note as issued to FirstFire Global, dated June 24, 2021.

* * * * * * *

We claim an exemption from registration for the issuances and grants described above, except as otherwise disclosed, or set forth below, were exempt from registration pursuant to Section 4(a)(2), Rule 506 of Regulation D and/or Regulation S of the Securities Act, since the foregoing issuances and grants did not involve a public offering, the recipients took the securities for investment and not resale, we took take appropriate measures to restrict transfer, and the recipients were (a) “accredited investors”; (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act; and/or (c) were non U.S. persons. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

We claim an exemption from registration afforded by Section 3(a)(9) of the Securities Act, for the above conversions, as the securities were exchanged by the Company with its existing security holders exclusively in transactions where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Articles of Incorporation, as amended	10-K	000-50912	3.1	6/26/2020
3.2	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of International American Technologies, Inc.	SB-2	333-138902	4(iii)1	11/22/2006
3.3	Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock of International American Technologies, Inc.	SB-2	333-138902	4(iiii)2	11/22/2006
3.4	Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock of Hammons Industries, Inc.	8-K	000-50912	4(iii)3	9/26/2007
3.5	Amended and Restated Certificate of Designations of American International Holdings Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series a Preferred Stock, filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.1	5/21/2020
3.6	Amended and Restated Certificate of Designation of American International Holdings Corp. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock, filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.2	5/21/2020

3.7	Certificate of Withdrawal of Certificate of Designation of Series C Convertible Preferred Stock filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.3	5/21/2020
3.8	Bylaws of Unlimited Coatings Corporation	10-SB/12G	000-50912	3(ii)	8/18/04
10.1	Form of 6% Original Issue Discount Secured Convertible Promissory Note dated January 6, 2021, by American International Holdings Corp. in favor of the holders thereof	8-K	000-50912	10.3	4/6/2021
10.2#	Securities Purchase Agreement dated June 24, 2021, by and between American International Holdings Corp., and the Investors party thereto	8-K	000-50912	10.1	7/13/2021
10.3	Form of 6% Original Issue Discount Secured Convertible Promissory Note dated June 24, 2021, by American International Holdings Corp. in favor of the holders thereof	8-K	000-50912	10.2	7/13/2021
10.4	Form of Warrant to Purchase Common Stock dated June 24, 2021, by American International Holdings Corp. in favor of the holders thereof	8-K	000-50912	10.3	7/13/2021
10.5#	Registration Rights Agreement dated June 24, 2021, by American International Holdings Corp. in favor of the investors named therein	8-K	000-50912	10.4	7/13/2021
10.6	American International Holdings Corp. 2021 Equity Incentive Plan	8-K	000-50912	10.1	8/4/2021
31.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*					X
32.1**	Certification of Principal Executive Officer and of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**					X
99.1	Charter of the Audit Committee	8-K	000-50912	99.1	10/21/2021
101.SCH*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.CAL*	Inline XBRL Taxonomy Extension Schema Document					X
101.DEF*	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.PRE*	Inline XBRL Taxonomy Extension Label Linkbase Document					X
104*	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Filed herewith.
**	Furnished herewith.
***	Indicates management contract or compensatory plan or arrangement.

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
Jacob D. Cohen
Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial/Accounting Officer)
November 22, 2021

