Form 10-K
period 2021-12-31
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2022-03-29
CIK 1300524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file number: 000-50912

(Exact name of registrant as specified in its charter)

Nevada	90-1898207
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7950 Legacy Drive, Suite 400, Plano, TX	75024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (469) 963-2644

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $5,204,300 based on the closing sale price of $0.1160 on such closed trading date as reported on the OTCQB. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included in Part III, Item 12 of this Annual Report on Form 10-K.

The number of shares outstanding of each of the issuer’s classes of equity as of March 29, 2022 is 95,797,773 shares of common stock.

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

The market data and certain other statistical information used throughout this Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We are responsible for all of the disclosures contained in this Report, and we believe these industry publications and third-party research, surveys and studies are reliable. While we are not aware of any misstatements regarding any third-party information presented in this Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under the section entitled “Risk Factors” beginning on page 20 of this Report. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to American International Holdings Corp., is also based on our good faith estimates.

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

The shares of Series A Preferred Stock held by Mr. Alexander and Mr. Hernandez were canceled on November 6, 2020. The common shares were also transferred to Mr. Cohen on November 6, 2020, and as such, a change of control occurred on such date, with Mr. Cohen taking over voting control of the Company, and serving between December 15, 2020 and October 19, 2021, as the sole officer and director of the Company. The Company has subsequently appointed new directors and a Chief Financial Officer, as discussed in greater detail below.

Overview

The Company is headquartered in Plano, Texas, and is an investor, developer and asset manager with diversified assets across the healthcare supply chain. The Company’s portfolio encompasses telemedicine and other virtual health platforms, subscriber based primary care and concierge medicine plans, preventative care solutions and wellness related assets such as mental and behavioral health services, as well as its own proprietary life coaching platform. The Company provides its various services through direct-to-consumer and business-to-business distribution channels and is focused on developing, acquiring and bringing to market technologies and solutions that we believe can advance the quality of life for the global community. Additionally, the Company seeks opportunities to acquire and grow businesses that possess strong brand values and that can generate long-term sustainable free cash flow and attractive returns in order to maximize value for all stakeholders.

Corporate Structure

The Company currently is the parent to ten subsidiaries, of which eight are wholly-owned subsidiaries and two (2) are majority-owned subsidiaries. In 2021, the Company ceased operations of five of its ten subsidiaries in order to focus on the subsidiaries that better aligned with the purpose of the Company and its ongoing business plan. The following diagram represents our corporate structure and the subsidiaries that we consolidate:

ZIPDOCTOR, INC. – 100% OWNED

On April 28, 2020, the Company incorporated a wholly-owned subsidiary, ZipDoctor, Inc. (“ZipDoctor”) in the state of Texas. ZipDoctor launched its online, direct-to-consumer subscription-based telemedicine platform www.ZipDoctor.co in the third quarter of 2020. ZipDoctor provides its customers with unlimited, 24/7 access to board certified physicians and licensed mental and behavioral health counselors and therapists via a newly developed, monthly subscription-based online telemedicine platform. ZipDoctor’s online telemedicine platform is available to customers across the United States and offers bilingual coverage (English and Spanish), with virtual visits taking place either via the phone or through a secured video chat platform. ZipDoctor customers subscribe through the website and are only required to pay a monthly fee, which is determined based on whether they are an individual, a couple, or a family. ZipDoctor is currently being sold on a direct-to-consumer basis, with an emphasis on digital marketing and advertising.

Digital Marketing Initiative: The ZipDoctor website was originally designed to be marketed and sold primarily using a digital and social media advertising campaign. Shortly after the website’s launch, ZipDoctor began to advertise on Google pay per click (PPC), search engine optimization (SEO), Facebook and Instagram. Shortly after launching, the Company decided to shift the focus of its marketing to a direct sales approach, resulting in the formation and launch of EPIQ MD, Inc. (discussed below).

Going Forward Strategy: With EPIQ MD, Inc. taking over the sales and marketing of the direct-to-consumer telemedicine platform, ZipDoctor has changed its business plan to focus on developing customized telemedicine solutions for niche, or specialty care, areas of medicine.

Telemedicine Platform Provider for Pharmacies. ZipDoctor is targeting relationships with specialty compound pharmacies seeking both an online telemedicine platform and a network of doctors to assist in facilitating patient online visits and to streamline the medical intake, patient demographics, health insurance verifications and overall prescription process. In exchange, ZipDoctor expects to receive a monthly fee on a per-patient per month basis for this customized access to the telemedicine platform. The initial focus is on Texas based pharmacies, however, if successful in Texas, ZipDoctor plans to expand its customized telemedicine solution to pharmacies across the United States, funding permitting.

On August 15, 2021, ZipDoctor entered into a Telemedicine Services Agreement (the “Services Agreement”) with Murphy RX, LLC (“Murphy”), a Texas-based specialty pharmacy, which has since ceased operations as of January 31, 2022. Pursuant to the Services Agreement, ZipDoctor agreed to provide Murphy with access to its centralized technology platform, to collect and manage patient demographics, and access to telemedicine services. Murphy agreed to pay ZipDoctor a monthly fee on a per-patient basis for the use of the technology platform and for access to primary care telemedicine services. ZipDoctor also agreed to provide continued support for the ZipDoctor website through the term of the agreement. The Services Agreement is no longer in effect, as Murphy ceased operations effective as of January 31, 2022.

As of the date of this Report, ZipDoctor has approximately 100 total members subscribed to its subscription-based telemedicine platform at www.ZipDoctor.co. Monthly subscription payments range from $25/month to $45/month, depending on how many family members are included, and provide members with unlimited, 24/7 access to board certified physicians and licensed mental and behavioral health counselors and therapists.

EPIQ MD, INC. – 100% OWNED

On October 23, 2020, the Company incorporated a wholly-owned subsidiary, EPIQ MD, Inc. (“EPIQ MD”) in the state of Nevada. EPIQ MD is a direct-to-consumer, telemedicine and healthcare company targeting Americans who are uninsured or underinsured. The EPIQ MD service offering is a convergence of primary care telemedicine, preventative care services and wellness programs – under the EPIQ MD brand and on a single platform. EPIQ MD markets and sells its services direct to end-use consumers, as well as through business-to-business (B2B) efforts, by focusing on employers in the targeted industries.

Products & Services

EPIQ MD’s telemedical services revolve around three services (1) primary care, (2) mental health care, and (3) prevention. Using cloud-based software, EPIQ MD has been able to merge these services under a single platform.

Primary care with EPIQ MD connects users to board certified doctors and medical professionals who can treat most non-emergency conditions using telemedicine. Similarly, EPIQ MD’s mental health services connect users with licensed therapists and counselors. As for EPIQ MD’s preventive care, the Company is using data driven technologies (wearables and apps), nutritionist and lab services, to help attempt to mitigate chronic diseases and the risk factors associated with them. In the future, funding permitting, EPIQ MD plans to add in-home medical devices to record vital information, offering what we believe to be the ambit of services between patient and doctor via the use of EPIQ MD’s telemedicine platform.

EPIQ MD also provides its subscribers with an option to participate in two premium add-on services, EPIQ LUX and EPIQ Paws. EPIQ LUX provides subscribers with discounts to ancillary healthcare related services such as laboratory services, dental and vision discount plans, prescription drug discounts, and imaging services and EPIQ Paws provides subscribers with access to virtual consultations with licensed veterinarians.

As of the date of this Report, EPIQ MD has nominal subscribers as it is expanding its marketing initiatives. However, EPIQ MD is currently registered to do business and is being marketed in Alaska, Georgia, Illinois, Texas, Arizona, New Mexico, Colorado, Louisiana, Mississippi, Alabama, Florida, Nevada and Utah. To ensure the highest quality control, it plans to scale up its full-service coverage incrementally to all 50 U.S. states by year-end 2022, funding permitting.

Marketing Strategy

With approximately 30 million people uninsured in the United States (according to 2019 Congressional Budget Office estimates) and 45 percent of U.S. adults between ages of 19 and 64 being inadequately insured (according to a February 2019 Survey Brief by the Commonwealth Fund), and an estimated 530,000 families turning to bankruptcy each year due to medical expenses (according to a study published in the March 2019 American Public Journal of Health), the Company sees an opportunity to make a positive impact in the lives of these uninsured or underinsured people. We believe that this is the demographic that the healthcare system has abandoned, ignored and/or left behind and is what we believe to be a largely underserved group.

To grow its subscriber base, EPIQ MD has implemented its own direct-to-consumer distribution channel referred to as the “Ambassador Program”. The Ambassador Program is intended to allow social influencers, community leaders and entrepreneurial-minded sales agents to market and sell EPIQ MD’s services across the nation, on a commission-only basis.

Market Opportunity

As previously described above, with approximately 30 million people uninsured in the United States and 45 percent of U.S. adults between ages of 19 and 64 being inadequately insured, EPIQ MD believes that their service offerings will be instrumental in reaching these Americans and plans to reach this demographic through its own direct-to-consumer distribution channel, or Ambassador Program, and through its commercial division that will target small and medium sized businesses (SMB’s) and municipalities.

According to a 2020 study by the Kaiser Family Foundation, a leading industry research firm (“Key Facts About the Uninsured Population”), the high cost of insurance is one of the main reasons individuals lack coverage (in 2019, 73.7% of uninsured adults said they were uninsured because the cost of coverage was too high); and, individuals with income below 200% of the Federal Poverty Level (FPL) are at the highest risk of being uninsured.

We see a significant opportunity to market to these uninsured and/or underinsured persons, and believe that our low-cost, flat rate, telemedical services can be an attractive alternative to those persons seeking lower cost health services.

LIFE GURU, INC. – 51% OWNED

On May 15, 2020, the Company acquired a 51% interest in Life Guru, Inc., a Delaware corporation (“Life Guru”). Life Guru owns www.LifeGuru.me – a website dedicated to providing an online platform to connect consumers to a variety of mentors, professionals, life coaches and career coaches. Upon final launch of the platform, it will include functionality enabling: life coaches from around the world to access and subscribe to the Life Guru platform; and consumers to filter their life coach options by geographic location, language and even the type of currency they would like to pay with. While Life Guru is free to consumers, it generates revenues by charging monthly subscription fees to coaches participating on the platform. Further, and depending on the type of subscription plan the life coach chooses to participate in, Life Guru receives a percentage of the per session fees generated and earned between the consumer and the life coach.

Since the LifeGuru.me website was launched around March 2021, Life Guru has been working to optimize the website for mobile and completing integration with its merchant account provider to automate monthly payouts to coaches. LifeGuru is currently in the process of marketing and onboarding coaches onto the platform.

Industry Trends

Life coaching has been the second fastest growing industry in the world for over ten consecutive years, behind the information technology sector (according to a May 2016 article posted at Forbes.com). The global Personal Development Industry (including market segments from holistic approaches, motivational speakers, inspirational websites, personal coaching, and other forms of personal development) was valued at approximately $38.28 billion in 2019 and is expected to grow at a compound annual growth rate (CAGR) of 5.1% from 2020 to 2027 (according to a July 2020 report by Grand View Research). Moreover, Life Guru believes that improving social skills and focusing on critical areas for self-awareness, such as emotions, character traits, habits, individual values, and the psychological need that shapes the day-to-day behavior of individuals are gaining importance.

Operational, Technological & Cost Advantages

We anticipate that coaches that subscribe to the Life Guru platform will benefit from Life Guru’s investment in digital marketing and promotion, enabling them to reach customers and providing increased visibility. Life Guru has developed a proprietary technology platform for coaching online, as well as proprietary video conferencing capabilities for coaching interactively. Through our existing marketing partnerships, Life Guru believes it has access to sales tools which allow the effective marketing of coaches across all major social media platforms, including and most importantly, LinkedIn. LifeGuru.me is mobile-friendly and can run smoothly on many platforms, making it highly scalable.

Subscriptions

Life Guru offers free membership for all consumers to gain access to the site and search for life coaches. Life Guru’s model is to charge coaches, and not members, for the use of its services. The Company currently offers three different subscription levels to life coaches, with varying levels of promotion on the Life Guru site, prominence of search results, and commissions payable. As of the date of this Report, Life Guru has no members and approximately 200 total life coaches that have signed up and created profiles on the platform.

Growth Objectives

In addition to marketing Life Guru directly to consumers, Life Guru intends to implement packages to be sold to various businesses and corporations, which can, in turn, be marketed as a corporate benefit by employers. Life Guru calls this “Life Guru Corporate”. A recent survey of 256 companies by the National Alliance of Healthcare Purchaser Coalitions, a nonprofit employer group, found that 53% of employers are providing special emotional and mental health programs for their workforce in the wake of the pandemic. Life Guru believes that Life Guru Corporate represents important potential upside in targeting the business and corporate world, and providing services to employees on an ongoing basis. Life Guru Corporate can only be developed once the platform has achieved a reputable brand and a substantial amount of high-quality business coaches are engaged, and Life Guru does not anticipate launching Life Guru Corporate with fewer than 200 life coaches, provided Life Guru’s projected milestones are met.

MANGOCEUTICALS, INC. – 100% OWNED

On October 7, 2021, the Company incorporated a wholly-owned subsidiary, Mangoceuticals, Inc. (“Mangoceuticals”) in the state of Texas with the intent of focusing on developing, marketing and selling a variety of men’s wellness products and services via a telemedicine platform. To date, the Company has identified men’s wellness telemedicine services and products as a growing sector in the most recent years and especially related to the areas of erectile dysfunction and hair loss products. In this regard, Mangoceuticals is currently in the process of developing and preparing to market a new brand of erectile dysfunction (ED) products that delivers fast acting results through a proprietary combination of FDA approved ingredients.

Mangoceuticals plans to market and sell this new brand of ED products exclusively online and will require the use of a telemedicine visit, a doctor’s prescription and the fulfillment of the prescription by pharmacy licensed in the state in which the customer resides. Mangoceuticals plans to rely heavily on digital and social media marketing through channels such as Facebook, Instagram, Twitter, Snap Chat and TikTok and further has plans to use digital marketing with the goal of creating viral marketing campaigns, using social media influencers and celebrities, funding permitting.

Our goal is to eventually sell this new brand of ED products nationwide and to use EPIQ Scripts (described below) as its mail order pharmacy to fulfill the ED prescriptions. Mangoceuticals is currently in the branding and development stage of this ED product and anticipates a planned and limited launch in the Texas market in the second quarter of 2022 with the intent of expanding its marketing initiatives at a pace in which Epiq Scripts obtains additional state licenses across the United States.

EPIQ SCRIPTS, LLC – 51% OWNED

On January 24, 2022, the Company formed EPIQ Scripts, LLC (“EPIQ Scripts”) in the state of Texas. EPIQ Scripts has been established with the intent of operating as a close-door online mail order pharmacy with a specific target and vision to obtain licenses in all 50 states across the U.S., of which no state licenses have been obtained as of the date of this Report. EPIQ Scripts also plans to seek to become accredited with the most respected and highly recognized authorities in the industry, such as Utilization Review Accreditation Commission (URAC), Legit Script, Accreditation Commission for Health Care (ACHC), and National Association of Boards of Pharmacy (NABP) Digital Pharmacy. EPIQ Scripts also intends to obtain in-network contracts with all major Pharmacy Benefit Managers (PBM) and insurance payors.

Market Opportunity

It is anticipated that if licenses, accreditations and in-network contracts are secured in all 50 U.S. states, EPIQ Scripts will be able to market itself to the many up and coming telemedicine companies that have been on the rise since early 2020. Pursuant to a July 9, 2021 article published by McKinsey & Company, according to a study taken by McKinsey & Company, in April 2020, overall telehealth utilization for office visits and outpatient care was 78 times higher than in February 2020. Even though telemedicine use has now leveled off as in-person visits have returned, McKinsey & Company is still consistently seeing use that is 38 times higher than pre-pandemic numbers. Furthermore, a majority of Americans have now tried out telehealth. According to an article published at Sykes.com, a March 2021 survey of 2,000 U.S. adults undertaken by Sykes.com found that by March 2021, more than 61% of such surveyed individuals had made a telehealth/telemedicine appointment, which is a massive increase from just 19.5% a year prior, according to Sykes. We further believe that telemedicine use is now widespread across demographics.

We believe the significant increases in demand for telemedicine has created a vacuum for pharmacies that have the capabilities to handle the prescription volume generated by these platforms. We believe that EPIQ Scripts’ planned mail order pharmacy, which is expected to have advanced API capabilities and infrastructure and be supported with nationwide licenses and accreditations can position itself to capitalize on the current market opportunity.

EPIQ Scripts has currently filed with the Utilization Review Accreditation Commission (URAC) to obtain its pharmacy accreditation and is in the process of obtaining its first state license in the State of Texas, which it anticipates receiving in April 2022. Once the Texas state license is obtained, EPIQ Scripts will be able to apply for additional state licenses until they have obtained all 50 state licenses, with some state licenses easier to obtain and quicker to obtain than others. EPIQ Scripts intends to have licenses to operate in all 50 states by the first quarter of 2023.

* * * * * *

The Company intends to continue to grow its business both organically and through identifying acquisition targets over the next 12 months in the telemedicine, life coaching and wellness space, funding permitting. As these opportunities arise, the Company will determine the best method for financing its growth which may include the issuance of additional debt instruments, common stock, preferred stock, or a combination thereof, any one or more of which may cause significant dilution to existing shareholders. The Company requires approximately $5 million to implement its current business strategy for its different subsidiaries and to support potential growth. We expect to raise funds in the future through the sale of debt and/or equity in order to allow us to operate for the next twelve months, and may need to raise further additional capital in order to expedite our growth through acquisitions, none of which are currently planned. There is no assurance that we will be successful in raising such funds and if we do raise funds, this may result in substantial dilution to current investors.

DISCONTINUED OPERATIONS:

MEDICAL SPA AND WELLNESS

The Company previously operated three wholly-owned subsidiaries that were in the Medical Spa and Wellness Sector (collectively hereinafter referred to as “MedSpa”, or “VISSIA”), the operations of which were discontinued in October 2020:

1.	VISSIA MCKINNEY, LLC (F/K/A NOVOPELLE DIAMOND, LLC) – 100% OWNED

VISSIA McKinney was a physician supervised, medical spa and wellness clinic that offered a full menu of wellness services including anti-aging, weight loss and skin rejuvenation treatments and was located at 5000 Collin McKinney Parkway, Suite 150, McKinney, Texas 75070.

2.	VISSIA WATERWAY, INC. (F/K/A NOVOPELLE WATERWAY, INC.) – 100% OWNED

VISSIA McKinney was a physician supervised, medical spa and wellness clinic that offered a full menu of wellness services including anti-aging, weight loss and skin rejuvenation treatments and was located at 25 Waterway, Suite 150, The Woodlands, Texas.

3.	NOVOPELLE TYLER, INC. – 100% OWNED

On December 3, 2019, the Company formed and organized Novopelle Tyler, Inc. in the State of Texas with the plan to come to terms on a retail location for a new med spa to be located in Tyler, Texas. The Company no longer intends to open this location and no activity has been performed under this entity to date.

* * * * *

As a result of COVID-19 and ‘stay-at-home’ and social distancing orders issued in McKinney and The Woodlands, Texas, we had to close both of our then operational MedSpas, VISSIA McKinney and VISSIA Waterway, Inc., effective March 10, 2020, and which resulted in both the loss of income and the loss of substantially all of our MedSpa employees, who had to be let go. VISSIA Waterway, Inc. reopened effective June 21, 2020 and VISSIA McKinney reopened effective August 8, 2020. However, due to the termination of employees associated with the shutdown we were forced to expend resources to attract, hire and train completely new staff for preparation of the re-launchings. Notwithstanding the re-openings, customer traffic and demand at our VISSIA Waterway, Inc. and VISSIA McKinney MedSpa locations failed to rebound to pre-COVID-19 levels due to COVID-19 and the pandemic’s effects on the economy, and because we were unable to predict the length of the pandemic or ultimate outcome thereof, and further due to our limited capital resources, effective on October 25, 2020, we made the decision to close both our VISSIA Waterway, Inc. and VISSIA McKinney locations. Our former MedSpa operations and assets are included under discontinued operations in the statement of operations and balance sheet included herein for the year ended December 31, 2021 and for the year ended, December 31, 2020.

4.	CAPITOL CITY SOLUTIONS, USA, INC. – 100% OWNED

On September 17, 2019, the Company formed and organized Capitol City Solutions USA, Inc. (“CCS”) in the State of Texas to act as a general contracting and construction company focused on the remodeling, general construction and interior finish of both the Company’s then MedSpa locations (which have since been closed) as well as to market to other commercial real estate projects within the United States. The Company made the decision to cease any further construction-based operations under CCS in July 2021, in order to focus on the subsidiaries that better aligned with the purpose of the Company and its ongoing business plan in the telehealth and wellness space.

5.	LEGEND NUTRITION, INC. – 100% OWNED

On September 23, 2019, the Company formed and organized Legend Nutrition, Inc. (“Legend Nutrition”) in the State of Texas to act as a new brand of retail vitamin and supplement stores to be branded and marketed as Legend Nutrition. October 18, 2019, Legend entered into an Asset Purchase Agreement to acquire all of the assets associated with and related to a retail vitamin, supplements and nutrition store located in McKinney, Texas and previously identified and doing business as “Ideal Nutrition.” Pursuant to the Asset Purchase Agreement, Legend purchased a variety of assets including software, contracts, bank and merchant accounts, products, inventory, computers, security systems and other intellectual properties. As Legend Nutrition’s lease expired in January 2021, the Company made the decision to cease its operations to focus on the subsidiaries that better aligned with the purpose of the Company and its ongoing business plan in the telehealth and wellness space.

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

COVID-19 Outlook and Discontinued Operations

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

As of the date of this Report, our operations are limited, and consist solely of ZipDoctor, Inc., Life Guru, Inc., EPIQ MD, Inc, Mangoceuticals, Inc., and EPIQ Scripts, LLC.

Moving forward, economic recessions, including those brought on by the continued COVID-19 outbreak, geopolitical events, including the current military conflict between Russia and the Ukraine, inflationary pressures, or other events, may have a negative effect on the demand for our services and our operating results. Any prolonged disruption to our operations or work force available is likely to have a significant adverse effect on our results of operations, cash flows and ability to meet continuing debt service requirements. All of the above may be exacerbated in the future as the COVID-19 outbreak and the governmental responses thereto continues.

Recent Events:

On October 7, 2021, the Company incorporated a wholly-owned subsidiary, Mangoceuticals, Inc. in the state of Texas with the intent of focusing on developing, marketing and selling a variety of men’s wellness products and services via a telemedicine platform. To date, the Company has identified men’s wellness telemedicine services and products as a growing sector in the most recent years and especially related to the areas of erectile dysfunction and hair loss products. In this regard, Mangoceuticals is currently in the process of developing and preparing to market a new brand of erectile dysfunction (ED) products that delivers fast acting results through a proprietary combination of FDA approved ingredients.

Between November 22, 2021 and December 2, 2021, we entered into four separate Securities Purchase Agreements (collectively, the “Purchase Agreements”) with four accredited institutional investors (collectively, the “Investors”), for the sale of convertible promissory notes in an aggregate principal amount of $2,000,000 (collectively, the “Notes”) and warrants to purchase an aggregate of 13,333,332 shares of the Company’s common stock (collectively, the “Warrants”). The Purchase Agreements, Notes, and Warrants are collectively referred to as the “Transaction Documents”). The Company and the Investors closed the sale of the Notes and Warrants between November 23, 2021 and December 3, 2021. Gross proceeds of $1,800,000 were raised through the sale of the Notes and Warrants.

J.H. Darbie & Co., Inc. acted as placement agent for the offering and was paid a total of $188,000 in placement agent fees of which $98,000 was paid in cash and $90,000 was paid in the form of 1,151,678 shares of restricted common stock issued by the Company between November 22, 2021 and December 3, 2021.

On January 24, 2022, the Company formed EPIQ Scripts, LLC in the state of Texas. EPIQ Scripts has been established with the intent of operating as a close-door online mail order pharmacy with a specific target and vision to obtain licenses in all 50 states across the U.S., of which no state licenses have been obtained as of the date of this Report. EPIQ Scripts also plans to seek to become accredited with the most respected and highly recognized authorities in the industry, such as Utilization Review Accreditation Commission (URAC), Legit Script, Accreditation Commission for Health Care (ACHC), and National Association of Boards of Pharmacy (NABP) Digital Pharmacy. EPIQ Scripts also intends to obtain in-network contracts with all major Pharmacy Benefit Managers (PBM) and insurance payors.

Reverse Stock Split

We have applied to list our common stock and certain warrants to purchase common stock which we plan to sell in the future in a public offering, on the NASDAQ Capital Market; however, our application to uplist our common stock and certain warrants on the NASDAQ Capital Market may not be approved and our securities may never trade on the NASDAQ Capital Market.

On July 30, 2021, our board of directors, and on July 30, 2021, stockholders holding a majority of our outstanding voting shares, approved resolutions authorizing a reverse stock split of the outstanding shares of our common stock in the range from one-for-two (1-for-2) to one-for-sixty (1-for-60), and provided authority to our board of directors to select the ratio of the reverse stock split in their discretion, at any time prior to the earlier of July 30, 2022 and the date of our 2022 annual meeting of shareholders. On January 25, 2022, our board of directors, pursuant to such shareholder authority, approved a one-for-sixty (1-for-60) reverse stock split of the outstanding shares of our common stock, which is intended to allow us to meet the minimum share price requirement of the NASDAQ Capital Market. Notwithstanding such board of directors approval, the reverse stock split is subject to approval thereof by Financial Industry Regulatory Authority, Inc. (FINRA), which approval has not been received yet, and may not be received on a timely basis, if at all. The board of directors approved the reverse stock split in an effort to increase the trading price of the Company’s common stock to a level sufficient to allow an uplisting of the Company’s common stock on the Nasdaq Capital Market. Because FINRA has not yet approved the reverse stock split and the Company has not formally affected the reverse stock split, none of the outstanding share amounts set forth below have been adjusted for such board of directors approved reverse stock split. The board of directors reserves the right to adjust the ratio of the reverse stock split and/or terminate the authority for such reverse stock split in the future.

Employees

As of the date of this Report, we have fifteen full-time employees (two at the parent/ZipDoctor level, nine at the EPIQ MD level, two at the EPIQ Scripts level, and two at the Life Guru level). Our compensation programs are designed to align the compensation of our employees with performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances incentives earnings for both short-term and long-term performance such as incentive bonuses and flexible schedules. The Company believes that its rich culture of inclusion and diversity enables it to create, develop and fully leverage the strength of its workforce to exceed customer expectation and meet its growth objectives. The Company places a high value on diversity and inclusion. We also utilize numerous outside consultants. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be satisfactory.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those in the section entitled “Risk Factors” and elsewhere in this Report. These risks include, but are not limited to, the following:

●	Our limited operating history;

●	Our need for additional funding to support our operations, repay debt and expand our operations;

●	The continuing effects of COVID-19 on our operations and prospects;

●	Impairments we may be required to assess in connection with our assets and goodwill as a result of such shutdowns and/or otherwise;

●

Risks associated with our telehealth platform, including liability in connection therewith, funding needed to support such operations and other risks associated with the operations of the telehealth platform;

●

Risks associated with the launch of our new closed door online digital pharmacy, Epiq Scripts, LLC, including liability in connection therewith, ability to obtain state licenses, funding needed to support such operations and other risks associated with the operations of an online digital pharmacy;

●	Risks associated with the development of our new ED product, including liability in connection therewith, funding needed to support such operations and other risks associated with the operations of the telehealth platform;

●	The ability of Life Guru to sign up enough life coaches to make the commercial launch of such website economic, and the willingness of individuals to use such website in the future;

●	Disruptions to our operations or liabilities associated with future acquisitions;

●	Our ability to continue as a going concern;

●	Our dependence on our Chief Executive Officer and director, Jacob D. Cohen, including the lack of independent directors, and related party transactions affecting the Company;

●	Competition we face;

●	Our ability to maintain our varied operations, and service our indebtedness;

●	Material weaknesses in our controls and procedures;

●	Our ability to obtain and maintain adequate insurance;

●	Legal challenges and litigation;

●	Liability associated with our contracting operations;

●	The terms of Mr. Cohen’s employment agreement;

●	Dilution caused by the conversion of outstanding notes, conversion of preferred stock, exercise of outstanding warrants, and future fund-raising activities;

●	The price of, volatility in, and lack of robust trading market for, our common stock; and

●	The fact that Mr. Cohen, our Chief Executive Officer, has voting control over the Company.

Risks Related to our Business

Since we have a limited operating history, it is difficult for potential investors to evaluate our business.

Our short operating history in the health and wellness industry and mentoring/life coach industry may hinder our ability to successfully meet our objectives, and makes it difficult for potential investors to evaluate our business or prospective operations. As an early-stage company, we are subject to all the risks inherent in the financing, expenditures, operations, complications and delays inherent in a new business. Accordingly, our business and success face risks from uncertainties faced by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

We may not be able to raise capital when needed, if at all, which would force us to delay, reduce or eliminate our service locations and product development programs or commercialization efforts and could cause our business to fail.

The Company intends to continue to grow its business both organically and by identifying acquisition targets over the next twelve months in the telemedicine, life coaching and wellness space. We may need to raise additional capital in order to expedite our growth through acquisitions, provided that none are currently planned. Notwithstanding that, we expect to need substantial additional funding to satisfy outstanding debt obligations, pay operating expenses, continue our business plan and pursue additional service locations and product development and commercialize our products and services. There are no assurances that future funding will be available on favorable terms or at all. The failure to fund our operating and capital requirements could have a material adverse effect on our business, financial condition and results of operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our expansion of spa locations and development programs or any future commercialization efforts. Any of these events could significantly harm our business, financial condition and prospects.

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

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and several states and municipalities have declared public health emergencies. Along with these declarations, there were extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including quarantines, “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.

The COVID-19 pandemic, and related social distancing requirements, travel bans, stay-at-home orders and closures limited access to our spas and store and forced us to close our spas and store during the first quarter of 2020 and into the second quarter of 2020 and even though such stores eventually reopened in June and August 2020, customer traffic and demand at our MedSpa locations failed to rebound to pre-closure levels due to COVID-19 and the pandemic’s effects on the economy, and because we were unable to predict the length of the pandemic or ultimate outcome thereof, and further due to our limited capital resources, effective in October, 2020, we made the decision to discontinue operations of both our MedSpa locations.

While our MedSpas were forced to close during the second and third quarters of 2020. Legend Nutrition was able to remain open as an essential business, as we sold vitamins and other nutritional supplements. Though the store was able to remain open, the store saw a deep decline in sales due to social distancing orders and decreases in customers who are willing to venture out to brick-and-mortar establishments. Legend Nutrition’s lease was up January 31, 2021, and the Company chose to not renew the lease, closed the store, and will not continue in this line of business moving forward.

We also decided to cease offering construction services around July 2021.

All of the above has, in turn, not only negatively impacted our operations, financial condition and demand for our services, but our overall ability to react timely to mitigate the impact of this event. Our 2021 financial results were significantly negatively affected by COVID-19 and the closure of our med spas and nutrition store in connection therewith (both due to governmental orders and separately due to our lack of operating funds) and our decision to cease our construction services; however, the full effect on our business and operation as a result of COVID-19 is currently unknown. The outbreak of COVID-19 has caused significant disruptions to the Company’s ability to generate revenues and cash flows, and uncertainty regarding the length of the disruption may adversely impact our ability to raise additional capital.

As of the date of this Report, our operations are limited, and consist solely of ZipDoctor, Inc., Life Guru, Inc., Mangoceuticals, Inc., EPIQ Scripts, LLC, and EPIQ MD, Inc., which have been only minimally affected by COVID-19 as they mainly operate through online platforms.

Should the COVID-19 public health effort intensify to such an extent that we cannot operate, if there are prolonged government restrictions on our business and our customers, and/or an extended economic recession or significant inflation, we could be unable to produce revenues and cash flows sufficient to conduct our business; or service our outstanding debt. Such a circumstance could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.

Our business may suffer from the severity or longevity of the Coronavirus/COVID-19 global outbreak.

The demand for our services relies upon, among other things, the ability of our telemedicine platform to provide telemedicine services and will in the future rely on the operation of our Life Guru website. Economic recessions, including those brought on by the COVID-19 outbreak may have a negative effect on the demand for our services and our operating results. We have also previously experienced delays due to the COVID-19 outbreak and supply chain issues in receiving products and supplies which we need to operate. All of the above may be exacerbated in the future as the COVID-19 outbreak and the governmental responses thereto continues. All of the above may in the future cause, and have to date caused, a material adverse effect on our operating results.

We have recently changed our primary business focus from the operation of MedSpas, a nutrition store and construction services, to telemedicine, life coaching and wellness.

Customer traffic and demand at our VISSIA Waterway, Inc. and VISSIA McKinney MedSpa locations which were re-opened after mandatory closures associated with COVID-19 in June and August 2020, respectively, failed to rebound to pre-closure levels due to COVID-19 and the pandemic’s effects on the economy, and because we were unable to predict the length of the pandemic or ultimate outcome thereof, and further due to our limited capital resources, effective in October 2020, we made the decision to close both our VISSIA Waterway, Inc. and VISSIA McKinney MedSpa locations and discontinue operations. Separately, legend Nutrition’s lease was up January 31, 2021, and the Company chose not to renew the lease, closed the store, and not continue in that line of business moving forward. We also decided to cease offering construction services around July 2021. As such, our current operations consist solely of operations in the telemedicine, life coaching and wellness industries, which industries we have only a limited history with. Furthermore, the majority of our revenues for the two years ending December 31, 2020 were generated through our MedSpa, nutrition store and construction services, and as such, our continued ability to generate revenues and support our operations is currently unknown.

We may owe significant amounts to a consultant under the terms of a consulting agreement.

On March 8, 2021, we entered into a Consulting Agreement with KBHS, LLC (“KBHS”), whose Chief Executive Officer is Mr. Kevin Harrington, who was appointed the sole member of our then newly formed Advisory Committee. Pursuant to the Consulting Agreement, KBHS agreed to provide consulting services to the Company as the Company’s Brand Ambassador, including providing endorsement services and advising on marketing, promotions, acquisitions, licensing and business development. KBHS also agreed to up to four webinar appearances on behalf of the Company per year to support the Company’s direct sales efforts. The Consulting Agreement has a term of two years, and can be terminated with ten days prior written notice (subject to applicable cure rights set forth in the Consulting Agreement), in the event we or KBHS breach any term of the agreement, or we fail to pay any amounts due, become subject to any government regulatory investigation, certain lawsuits, claims, actions or take certain other actions during the term of the Consulting Agreement. As consideration for providing the services under the Consulting Agreement, we issued KBHS 1.5 million shares of restricted common stock, which vested immediately upon issuance, and agreed to pay KBHS $10,000 per month, a 5% finder’s fee on any new business introduced or developed by KBHS (of which there has been none to date) and 7.5% of the value of any acquisition or merger created or developed exclusively by KBHS, undertaken by the Company, subject to applicable laws. In the event we fail to pay any consideration due under the Consulting Agreement, such amount accrues interest at the rate of 1.5% per month until paid in full.

The requirement to pay the finder’s fees and/or acquisition/merger fee under the agreement could significantly decrease any margin we would otherwise obtain on any transaction, decrease our cash flows, and could prevent us from completing certain transactions in the future, all of which could have a material adverse effect on the Company and its securities.

We have previously suffered impairment losses, may suffer impairment losses in the future, and may be required to record significant additional charge to earnings.

Due to COVID-19’s effects on the economy, and because we are unable to predict the length of the pandemic or ultimate outcome thereof, and further due to our limited capital resources, effective on October 25, 2020, we made the decision to close both MedSpa locations, which are expected to be closed permanently. In accordance with the Generally Accepted Accounting Principles of the United States of America (“GAAP”), we review our assets for impairment when events or changes in circumstances indicate the carrying value of the asset may not be recoverable. For example, we had an impairment loss of $605,488 primarily attributable to the investment in Life Guru, and settlement loss of $1,041,445 in connection with the common shares issued for note settlements in 2020. Other than a settlement loss of $13,805 for the year ended December 31, 2021, we had no impairment loss nor settlement loss in the year ended December 31, 2021. Goodwill of $29,689 associated with Legend Nutrition was impaired in full during the fourth quarter of 2020. We have other assets, goodwill and equipment on our balance sheet, which may be impaired in the future. Such impairments may have a significant negative effect on our balance sheet, results of operations and financial results, and could cause the value of our common stock to decline in value or become worthless.

We face numerous risks associated with our ZipDoctor and EPIQ MD telehealth platforms which only recently commenced operations.

In 2020, the Company incorporated two wholly-owned subsidiaries, ZipDoctor, Inc. in the state of Texas and EPIQ MD, Inc. in the state of Nevada.

Zip Doctor’s telemedicine platform does not require the customer to have an existing insurance plan and does not demand or require any additional copays. ZipDoctor customers subscribe through the website and are only required to pay a low monthly fee, which is determined based on if they are an individual, a couple, or a family.

EPIQ MD is a direct-to-consumer, telemedicine and healthcare company targeting Americans who are uninsured or underinsured. The EPIQ MD service offering is a convergence of primary care telemedicine, preventative care services and wellness programs – under the EPIQ MD brand and on a single platform.

The Company launched the ZipDoctor platform in August 2020 and the EPIQ MD platform in September 2021, and has generated nominal subscriptions and revenues from each platform through their respective soft launch periods. There is no significant operating history upon which to base any assumption as to the likelihood that either of the ZipDoctor and EPIQ MD telemedicine platforms will prove successful, and we may never achieve operations or profitable operations through either platform. Each of our telehealth platforms also faces the following risks, any of which may significantly negatively affect our operations, results of operations, and cash flows and could cause the value of our common stock to decline in value:

● Our telehealth platforms could be adversely affected by legal challenges or by actions restricting our ability of our health providers to provide services in certain jurisdictions;

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

● Economic uncertainty or downturns, particularly as it impacts particular industries, could adversely affect our business and operating results; and

● We will be entirely dependent on the infrastructure and operations of our partner to operate our telehealth platforms and such infrastructure and operations are completely outside of our control.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report on our financial statements for the years ended December 31, 2021 and 2020, that included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need it, we will be required to curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern. The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.

We depend heavily on our Chief Executive Officer, and the loss of his services could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our senior management personnel, particularly our Chief Executive Officer and director, Jacob D. Cohen. If we lose his services or if he fails to perform in his current position, or if we are not able to attract and retain skilled personnel as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key personnel in managing our operations, product development, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

We expect to face intense competition, often from companies with greater resources and experience than we have.

The health, wellness, and mentoring/life coach industries are highly competitive and subject to rapid change. The industries continue to expand and evolve as an increasing number of competitors and potential competitors enter the market. Many of these competitors and potential competitors have substantially greater financial, technological, managerial and research and development resources and experience than we have. Competitors for our products include Teladoc, PlushCare and Sesamecare. Some of these competitors and potential competitors have more experience than we have in the development of health and wellness services and products. In addition, our services and products compete with service and product offerings from large and well-established companies that have greater marketing and sales experience and capabilities than we or our collaboration partners have. If we are unable to compete successfully, we may be unable to grow and sustain our revenue.

We are growing the size of our organization, and we may experience difficulties in managing any growth we may achieve.

As of the date of this Report, we have twelve full-time employees (two at the parent/ZipDoctor level, eight at the EPIQ MD level, and two at the Life Guru level). As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, sales, marketing, financial, accounting, legal, and other resources. Future growth would impose significant added responsibilities on members of management. Our management may not be able to accommodate those added responsibilities, and our failure to do so could prevent us from effectively managing future growth, if any, and successfully growing our company.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported in this Report, we have determined that our disclosure controls and procedures and our internal control over financial reporting were not effective at the reasonable assurance level, primarily due to a lack of segregation of duties in financial reporting, as of December 31, 2021, and continue to be ineffective. Separately, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 and determined that such internal control over financial reporting was not effective as a result of such assessment; and further have not been effective since at least March 31, 2016.

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

We recognized the following deficiencies that we believe to be material weaknesses as of December 31, 2021: (a) the Company has not fully designed, implemented or assessed internal controls over financial reporting and due to the Company being a developing company, management’s assessment and conclusion over internal controls were ineffective this year; (b) we recognized the following deficiencies that we believe to be significant deficiencies: (i) the Company has no formal control process related to the identification and approval of related party transactions; (ii) we do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act; and (iii) we do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

We believe we have taken significant steps during and since the year ended December 31, 2021 to correct certain of our disclosure controls and procedures and internal controls. These steps include the hiring of a third party CPA firm to assist the Company in resolving the financial statement preparation and disclosure issues, the establishment of an Audit Committee (discussed under “Committees of the Board”, below), and the hiring of Dr. Craig Hewitt to serve as our full-time Chief Financial Officer effective the day after this Report is filed with the SEC. Nonetheless, until these elements have been fully integrated into our organization and we have established appropriate controls and internal processes in consultation with our third party CPA firm and Audit Committee, there is no assurance that our disclosure controls and procedures and internal controls will in fact be effective.

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

The employment agreement of Mr. Jacob Cohen, our Chief Executive Officer and director provides for the payment of certain severance payments upon termination.

Mr. Jacob D. Cohen’s employment agreement provides that if he is terminated during the term of such agreement by the Company without cause (as defined in the agreement) or by Mr. Cohen for good reason (as defined in the agreement), Mr. Cohen is due a severance payment. That severance payment is equal to the compensation (including bonus) earned through the date of termination and three times (one time if less than one year remains on the employment agreement)(the “multiplier”) the base salary in effect on the date of the termination plus the average bonus received by Mr. Cohen over the prior two years and Mr. Cohen is also to be paid any bonus which he would have earned at the end of the fiscal year during which the employment is terminated (pro-rated for days worked), and is to be paid health insurance for Mr. Cohen and his family for 18 months from the date of termination (the “Severance Payments”). Also, all equity compensation due to vest in the following 12 months vests immediately. If Mr. Cohen dies while the employment agreement is in place, or the agreement is terminated due to Mr. Cohen’s disability, the Company is required to pay Mr. Cohen’s salary to his beneficiaries for a period of one year following such death, pay the pro-rated amount of any bonus due, and pay 18 months of health insurance. If a change in control (as defined in the agreement) occurs and Mr. Cohen is terminated up to one year after such change in control, Mr. Cohen is due the Severance Payments (based on a 3x multiplier) and all unvested equity awards vest immediately. The payment of severance fees could have a material adverse effect on our cash flows and results of operations.

Risks relating to our Telehealth Operations

Our telehealth business could be adversely affected by ongoing legal challenges to our business model or by new state actions restricting our ability to provide the full range of our services in certain states.

Our ability to conduct planned business operations in each state is dependent upon the state’s treatment of medicine under such state’s laws, and rules and policies governing the practice of physician supervised services, which are subject to changing political, regulatory and other influences.

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

The failure of our 3rd party telemedicine services provider to attract and retain physicians and nurse practitioners in a competitive labor market could limit our ability to execute our growth strategy, resulting in a slower rate of growth.

Our wellness business depends on our ability of our 3rd party telemedicine services provider to continue to recruit and retain a sufficient number of qualified licensed doctors and nurses. Although we believe such provider has an effective recruitment process, there is no assurance that such provider will be able to secure arrangements with sufficient numbers of licensed doctors and nurses or retain the services of such practitioners. If our provider experiences delays or shortages in obtaining access to qualified physicians and nurses, we would be unable to expand our services and operations, resulting in reduced revenues.

If the physicians who are available through our telemedicine operations develop a poor reputation, our operations and future revenues would suffer.

The success of our wellness business is dependent upon quality medical services being rendered by the physicians who are provided by our 3rd party telemedicine services provider. As the patient-physician relationship involves inherent trust and confidence, any negative publicity, whether from civil litigation, allegations of criminal misconduct, or forfeiture of medical licenses, with respect to any physicians made available for our services, and/or our facilities could adversely affect our future results of operations.

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

We may not be able to successfully develop, launch and commercialize our planned erectile dysfunction (ED) product or any other potential future men’s wellness products.

We may not be able to effectively develop and profitably launch and commercialize our planned erectile dysfunction (ED) product or any other potential future men’s wellness products. If we are unable to successfully develop, produce, launch and commercialize our planned erectile dysfunction (ED) product or any other potential future men’s wellness products, our ability to generate product sales will be severely limited, which will have a material adverse impact on our business, financial condition, and results of operations.

Changes to our strategic business plan may cause uncertainty regarding the future of our business, and may adversely impact employee hiring and retention, our stock price, and our revenue, operating results, and financial condition.

Our recent change in our business focus from operating MedSpas, a nutrition store and construction services, to men’s wellness products and services and telehealth services, life coaching and other wellness services may cause or result in:

●	disruption of our business or distraction of our employees and management;

●	difficulty in recruiting, hiring, motivating and retaining talented and skilled personnel;

●	stock price volatility; and

●	difficulty in negotiating, maintaining or consummating business or strategic relationships or transactions.

If we are unable to mitigate these or other potential risks, our revenue, operating results and financial condition may be adversely impacted.

We will depend on our partners to manufacture our planned erectile dysfunction (ED) product and other potential future men’s wellness products.

We will rely on our planned partners for the manufacture of our planned erectile dysfunction (ED) product and any other potential future men’s wellness products and we cannot assure you that they will be successful. This subjects us to a number of risks, including the following:

●	we may not be able to control the commercialization of our products, including the amount, timing and quality of resources that our partners may devote to our products;

●	our partners may experience financial, regulatory or operational difficulties, which may impair their ability to fulfill their contractual obligations;

●	business combinations or significant changes in a partner’s business strategy may adversely affect a partner’s willingness or ability to perform their obligations under any arrangement;

●	legal disputes or disagreements may occur with one or more of our partners or between our partners and our suppliers or former partners; and

●	a partner could independently move forward with a competing product developed either independently or in collaboration with others, including with one of our competitors.

If any of our partners fail to fulfill their contractual obligations, our business may be negatively affected and we may receive limited or no revenues under our agreements with them.

If we are unable to maintain or enter into agreements with suppliers or our suppliers fail to supply us with our planned erectile dysfunction (ED) product or any other potential future men’s wellness products, we may experience delays in selling our products.

We cannot guarantee that we will be successful in maintaining or entering into supply agreements on reasonable terms or at all or that we or our suppliers will be able to obtain or maintain the necessary regulatory approvals or state and federal controlled substances registrations for current or potential future suppliers in a timely manner or at all. If we are unable to obtain a sufficient quantity of compounds required to product products, there could be a delay in producing products, which could adversely affect our product sales and operating results materially, which could significantly harm our business.

We currently do not have any manufacturing facilities and intend to rely on third parties for the supply of the products, as well as for the supply of materials. However, we cannot be certain that we or our suppliers will be able to obtain or maintain the necessary regulatory approvals or registrations for these suppliers in a timely manner or at all.

Our ability to gain and increase market acceptance and generate revenues will be subject to a variety of risks, many of which are out of our control.

Our planned erectile dysfunction (ED) product or any other potential future men’s wellness products may not gain or increase market acceptance among physicians, patients, healthcare payors or the medical community. We believe that the degree of market acceptance and our ability to generate revenues from such products will depend on a number of factors, including:

●	our ability to expand the use of our products through targeted patient and physician education;

●	competition and timing of market introduction of competitive products;

●	quality, safety and efficacy in the approved setting;

●	prevalence and severity of any side effects, including those of the components of our products;

●	emergence of previously unknown side effects, including those of the generic components of our products;

●	potential or perceived advantages or disadvantages over alternative treatments;

●	the convenience and ease of purchasing the product, as perceived by potential patients;

●	strength of sales, marketing and distribution support;

●	price, both in absolute terms and relative to alternative treatments;

●	the effectiveness of any future collaborators’ sales and marketing strategies;

●	the effect of current and future healthcare laws;

●	availability of coverage and reimbursement from government and other third-party payors;

●	recommendations for prescribing physicians to complete certain educational programs for prescribing drugs;

●	the willingness of patients to pay out-of-pocket in the absence of government or third-party coverage; and

●	product labeling, product insert, or new studies or trial requirements of FDA or other regulatory authorities.

Our future products may fail to achieve market acceptance or generate significant revenue to achieve sustainable profitability. In addition, our efforts to educate the medical community and third-party payors on the safety and benefits of our drugs may require significant resources and may not be successful.

If we become subject to product liability claims, we may be required to pay damages that exceed our insurance coverage, if any.

Our future products will be subject to risks for product liability claims due to inherent potential side effects. We may be unable to obtain or maintain product liability coverage. A product liability claim in excess of, or excluded from, our insurance coverage (if any) would have to be paid out of cash reserves and could have a material adverse effect upon our business, financial condition and results of operations. Product liability insurance is expensive even with large self-insured retentions or deductibles, difficult to maintain, and current or increased coverage may not be available on acceptable terms, if at all.

If we cannot successfully defend ourselves against a product liability claim, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	injury to our reputation;

●	costs of defending the claim and/or related litigation;

●	cost of any potential adverse verdict;

●	substantial monetary awards to patients or other claimants; and

●	the inability to commercialize our products.

Damages awarded in a product liability action could be substantial and could have a negative impact on our financial condition. Whether or not we were ultimately successful in product liability litigation, such litigation would consume substantial amounts of our financial and managerial resources, and might result in adverse publicity, all of which would impair our business. In addition, product liability claims could result in an FDA investigation of the safety or efficacy of our products, our third-party manufacturing processes and facilities, or our marketing programs. An FDA investigation could also potentially lead to a recall of our future products or more serious enforcement actions, limitations on the indications for which they may be used, or suspension or withdrawal of approval.

The markets in which we operate are highly competitive and we may be unable to compete successfully against new entrants or established companies.

Competition in the pharmaceutical and medical products industries is intense and is characterized by costly and extensive research efforts and rapid technological progress. Our competitors may develop technologies and products that are more effective than those we are planning to market. Such developments could render our planned products less competitive or possibly obsolete.

New developments, including the development of other products and technologies occur in the pharmaceutical and medical technology industries at a rapid pace. These developments may render our products obsolete or noncompetitive. Compared to us, many of our potential competitors have substantially greater:

●	research and development resources, including personnel and technology;

●	regulatory experience;

●	experience and expertise in exploitation of intellectual property rights; and

●	access to strategic partners and capital resources.

As a result of these factors, our competitors may develop drugs or products that are more effective, more useful and less costly than ours and may also be more successful in manufacturing and marketing their products. In addition, our competitors may be more effective in commercializing their products. We currently outsource our manufacturing and therefore rely on third parties for that competitive expertise. There can be no assurance that we will be able to develop or contract for these capabilities on acceptable economic terms, or at all.

Marketing activities for our planned erectile dysfunction (ED) products are subject to continued governmental regulation.

FDA authorities have the authority to impose significant restrictions on approved products through regulations on advertising, promotional and distribution activities. If our future products are marketed in contradiction with FDA laws and regulations, FDA may issue warning letters that require specific remedial measures to be taken, as well as an immediate cessation of the impermissible conduct, resulting in adverse publicity. FDA may also require that all future promotional materials receive prior agency review and approval before use. Certain states have also adopted regulations and reporting requirements surrounding the promotion of pharmaceuticals. Failure by us or any of our collaborators to comply with state requirements may affect our ability to promote or sell future products in certain states. This, in turn, could have a material adverse impact on our financial results and financial condition and could subject us to significant liability, including civil and administrative remedies as well as criminal sanctions.

Many of our competitors in the online mail order pharmacy space are better established and have resources significantly greater than we have, which may make it difficult to fend off competition.

We plan to operate as a close-door online mail order pharmacy with a specific target and vision to obtain licenses in all 50 states across the U.S. We expect to compete with the three largest drug distributors (McKesson, Cardinal Health and AmerisourceBergen), in addition to other pharmaceutical distributors, buying groups, software products, and various start-up drug companies. Many of these operations have substantially greater financial and manufacturer-backed resources, longer operating histories, greater name recognition and more established relationships in the industry than us. In addition, a number of these competitors may combine or form strategic partnerships. As a result, our competitors may establish a more favorable footing in the pharmaceutical industry with respect to pricing or other factors. Our failure to compete successfully with any of these companies would have a material adverse effect on our business and the trading price of our common stock.

Additional restrictive elements exist within the pharmaceutical channels of distribution. For example, a number of the inventory management systems, either developed by the distributors or third-party vendors, have been developed to require compliance to these restrictive purchasing agreements. Management anticipates that other existing and prospective competitors will adopt technologies or business plans similar to ours or seek other means to develop operations competitive with ours, particularly if our development of large-scale production progresses as scheduled.

We may not receive licenses to operate as an online mail order pharmacy.

Our planned operations as a close-door online mail order pharmacy is subject to among other things, our receipt of regulatory approvals and licenses in the states in which we plan to operate. Our failure to receive regulatory approval or licenses in the states in which we hope to operate may prohibit us from operating as a close-door online mail order pharmacy, be costly, require us to comply with costly rules and regulations, and/or subject us to liability, fines and penalties for non-compliance. We may not be able to receive approvals or licenses to operate in any states and may not be able to undertake any operations as a close-door online mail order pharmacy. Any of the above may have an adverse effect on our revenues, operations and cash flow, and may require us to abandon altogether our business plans.

There are inherent risks associated with our planned operations within the Pharmaceutical Distribution Market.

There are inherent risks involved with doing business within the pharmaceutical distribution market, any of which may have a material adverse effect on our planned operations, cash flow and revenues, including:

●	Improperly manufactured products may prove dangerous to the end consumer.
●	Products may become adulterated by improper warehousing methods or modes of shipment.
●	Counterfeit products or products with fake pedigree papers.
●	Unlicensed or unlawful participants in the distribution channel.
●	Risk with default and the assumption of credit loss.
●	Regulatory risks.
●	Risk related to the loss of supply, or the loss of a number of suppliers, or in the delay of obtaining the supply of drugs.

Pedigree tracking laws and regulations could increase our regulatory burdens.

Congress and state and federal agencies, including state boards of pharmacy and departments of health and the FDA, have made increased efforts in the past year to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or mislabeled drugs into the pharmaceutical distribution system (otherwise known as “pedigree tracking”). In November 2013, Congress passed (and President Barack Obama signed into law) the Drug Quality and Security Act (the “DQSA”). The DQSA establishes federal standards requiring supply-chain stakeholders to participate in an electronic, interoperable, lot-level prescription drug track-and-trace system. The law also preempts state drug pedigree requirements and establishes new requirements for drug wholesale distributors and third-party logistics providers, including licensing requirements in states that had not previously licensed such entities.

In addition, the Food and Drug Administration Amendments Act of 2007 requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards may include track-and-trace or authentication technologies, such as radio frequency identification devices, 2D data matrix barcodes, and other similar technologies. On March 26, 2010, the FDA released the Serialized Numerical Identifier (the “SNI”) guidance for manufacturers who serialize pharmaceutical packaging. We expect to be able to accommodate these SNI regulations in our distribution operations. The DQSA and other pedigree tracking laws and regulations have increased the overall regulatory burden and costs associated with our planned drug distribution operations and may have had a material adverse impact on our results of operations.

It may be difficult and costly for us to comply with the extensive government regulations to which our business is subject.

Our operations are subject to extensive regulation by the U.S. federal and state governments. In addition, as we expand our operations, we may also become subject to the regulations of foreign jurisdictions, as well as additional regulations relating to environmental matters, transportation of pharmaceutical products, shipping restrictions, and import and export restrictions. We are also required to comply with various state pricing gouging laws. Our required compliance, or failure to comply with any of the above rules and regulations, may adversely affect our cash flow, profitability, and growth.

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

Risks Related to Our Common Stock and Securities

Shareholders who hold unregistered shares of our common stock will be subject to resale restrictions pursuant to Rule 144, if and when available, due to the fact that we are deemed to be a former “shell company”.

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. While we do not believe that we are currently a “shell company”, we were previously a “shell company” and as such are deemed to be a former “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 may not be able to be made if we are not subject to Section 13 or 15(d) of the Exchange Act, and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company” (which Form 10 information was filed by the Company in August 2019). Although to date we have complied with the requirement of Rule 144 as related to “shell companies”, our status as a former “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions in the future (although none are currently planned).

We have various outstanding convertible notes which are convertible into shares of our common stock at a discount to market.

As of the date of this Report, we owed approximately $2,648,560 under various convertible promissory notes. The conversion prices of the convertible notes initially vary from between $0.075 per share (as to the convertible notes issued between November 22 and December 2, 2022), and 25% of the market value of our common stock (as to our other convertible notes), subject in many cases to adjustments to the conversion prices upon defaults and anti-dilution and other rights which may result in such conversion prices declining. As a result, any conversion of the convertible notes and sale of shares of common stock issuable in connection with the conversion thereof may cause the value of our common stock to decline in value, as described in greater detail under the Risk Factors below. Notwithstanding the above, we hope to repay the convertible notes in full before any conversions take place.

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

Certain of our outstanding warrants to purchase shares of common stock contain anti-dilution rights and favored nation rights, and certain of our securities purchase agreements include favored nations rights.

We have outstanding warrants to purchase 15,697,499 shares of common stock which were originally granted with exercise prices from between $0.20 and $0.50 per share, include anti-dilution and favored nations rights. Pursuant to such rights, subject to certain exceptions, in the event we issued securities below the then exercise price, the exercise price of the warrants is reduced to the lower of such dilutive issuance or the volume weighted average price (VWAP) of our common stock on the next trading day following the first public disclosure of such dilutive issuance, subject to certain exceptions which may reduce such exercise price further in certain cases, including the issuance of units. Certain of these warrants also include anti-dilution rights which provides for a reduction of the exercise price to match the price per share of any dilutive issuance made while the warrant is outstanding, subject to certain exceptions. If in the future we issue securities at prices less than such exercise price, the exercise price of the warrants may be further reduced to such lower amount. Certain of such warrants also include favored nations provisions which could be triggered in the future and could materially change the terms of the warrants. In the event any anti-dilution or favored nations provisions of the warrants are triggered, it may cause the terms of such warrants to be materially amended in favor of the holders thereof, cause significant dilution to existing shareholders, and otherwise have a material adverse effect on the Company.

Our outstanding convertible promissory notes include favored nations rights.

All of our outstanding convertible promissory notes include provisions which provide that, so long as such notes are outstanding, upon any issuance by the Company (or under certain notes, any of its subsidiaries) of any security, or amendment to a security that was originally issued, with any term that the holder of such note reasonably believes is more favorable to the holder of such security or with a term in favor of the holder of such security that the holder reasonably believes was not similarly provided to the holder in such note, then at the option of the holder, such term may become part of the holder’s notes. The types of terms contained in another security that may be more favorable to the holder of such security include, but are not limited to, terms addressing prepayment rate, interest rates, and original issue discounts. Such favored nations provisions could be triggered in the future and could materially change the terms of the notes. In the event any favored nations provisions of the notes are triggered, it may cause the terms of such notes to be materially amended in favor of the holders thereof, cause significant dilution to existing shareholders, and otherwise have a material adverse effect on the Company.

The issuance and sale of common stock upon exercise of warrants may cause substantial dilution to existing stockholders and may also depress the market price of our common stock.

As of the date of this Report, we had a total of 23,253,332 warrants outstanding, of which a) 7,250,000 warrants have an exercise price of $0.075 per share and mature on January 6, 2026, b) 2,670,000 warrants have an exercise price of $0.075 per share and mature on June 24, 2026, and c) 13,333,332 warrants mature between November 23, 2026 and December 2, 2026 and have an exercise price equal to either i) in the event of the Company’s listing on a national exchange by May 23, 2022, at a price equal to 120% of the offering price upon uplisting, or ii) $0.075 per share. The warrants contain provisions limiting each holder’s ability to exercise the warrants if such exercise would cause the holder’s (or any affiliate of any such holder) holdings in the Company to exceed 9.99% of the Company’s issued and outstanding shares of common stock (4.99% in connection with the Warrants). The ownership limitation does not prevent such holder from exercising some of the warrants, selling those shares, and then exercising the rest of the warrants, while still staying below the 9.99% limit (4.99% in connection with the Warrants). In this way, the holders of the warrants could sell more than this limit while never actually holding more shares than this limit allows. If the holders of the warrants choose to do this, it will cause substantial dilution to the then holders of our common stock.

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

The issuance of common stock upon conversion of our outstanding convertible promissory notes will cause immediate and substantial dilution to existing shareholders.

As of the date of this Report, we owed approximately $2,648,560 under various convertible promissory notes. The conversion prices of the convertible notes initially vary from between $0.075 per share (as to the convertible notes issued between November 22 and December 2, 2022), and 25% of the market value of our common stock (as to our other convertible notes), subject in many cases to adjustments to the conversion prices upon defaults and anti-dilution and other rights which may result in such conversion prices declining. Although the Notes may not be converted by a holder if such conversion would cause the holder to own more than 4.99% of our outstanding common stock, this restriction does not prevent such holder from converting some of its holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 4.99% limit. In this way, the holders of the Notes could sell more than this limit while never actually holding more shares than this limit allows. If the holders of the Notes choose to do this, it will cause substantial dilution to the then holders of our common stock.

The issuance and sale of common stock upon conversion of our outstanding convertible promissory notes may depress the market price of our common stock.

If conversions of our outstanding convertible notes and sales of such converted shares take place, the price of our common stock may decline. In addition, the common stock issuable upon conversion of our outstanding convertible notes may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb converted shares sold by the holders of the Notes, then the value of our common stock will likely decrease.

We currently owe a significant amount of money under our outstanding convertible notes.

As of the date of this Report we owe approximately $2,648,560 under outstanding convertible and non-convertible promissory notes. We do not have sufficient funds to repay such notes and if we are unable to raise additional funds in the future to repay such amounts, which may not be available on favorable terms, if at all, such failure could have a material adverse effect on our financial condition or results of operations and cause any investment in the Company to decline in value or become worthless.

We have established preferred stock which can be designated by the Company’s Board of Directors without shareholder approval and the board has established Series A Preferred Stock, which gives the holders majority voting power over the Company.

The Company has 5,000,000 shares of preferred stock authorized. The shares of preferred stock of the Company may be issued from time to time in one or more series, each of which shall have a distinctive designation or title as shall be determined by the board of directors of the Company prior to the issuance of any shares thereof. The preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the board of directors. In May 2020, we designated three shares of Series A Preferred Stock. The Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to sixty percent (60%) of the total vote (the “Super Majority Voting Rights”), so long as such shares are held by directors of the Company. A total of one share of Series A Preferred Stock is currently outstanding and held by Jacob D. Cohen, our Chief Executive Officer and director, providing him sole voting right over 60% of our voting shares.

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

Our common stock is currently subject to penny stock rules, which may make it more difficult for our stockholders to sell their common stock.

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

Our Chief Executive Officer and director holds majority voting control over the Company.

Our Chief Executive Officer and director, Jacob D. Cohen, beneficially owns 28.7% of our outstanding common stock and also has the ability to vote in aggregate, a separate 60% of our voting stock pursuant to his ownership of the one outstanding share of Series A Preferred Stock, which gives him control over approximately 71.5% of our voting securities. As a result, Mr. Cohen has the ability to influence matters affecting our stockholders and will therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investor who purchases shares will be a minority stockholder and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Cohen as a director, which will mean he will remain in control of who serves as officers of the Company as well as whether any changes are made in the board of directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company’s common stock and wish to vote them at annual or special stockholder meetings, your shares will likely have little effect on the outcome of corporate decisions. Because Mr. Cohen controls such vote, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Additionally, the interests of Mr. Cohen may differ from the interests of the other stockholders and thus result in corporate decisions that are averse to other stockholders.

We currently have limited operations and may not generate significant revenues or be profitable in the future.

Our current operations consist solely of ZipDoctor, Inc., Life Guru, Inc., EPIQ MD, Inc., EPIQ Scripts, LLC, and Mangoceuticals, Inc. We may not be successful in our planned operations in the future and can make no assurances that we will be able to generate significant revenues in the future, that we will have sufficient funding to support our operations and pay our expenses, or that we will ever become profitable. In the event we are unable to generate revenues and/or support our operations, we will be forced to curtail and/or abandon our current business plan and any investment in the Company could become worthless.

Risks Related to the Planned Reverse Stock Split

On July 30, 2021, our board of directors, and on July 30, 2021, stockholders holding a majority of our outstanding voting shares, approved resolutions authorizing a reverse stock split of the outstanding shares of our common stock in the range from one-for-two (1-for-2) to one-for-sixty (1-for-60), and provided authority to our board of directors to select the ratio of the reverse stock split in their discretion, at any time prior to the earlier of July 30, 2022 and the date of our 2022 annual meeting of shareholders. On January 25, 2022, our board of directors, pursuant to such shareholder authority, approved a one-for-sixty (1-for-60) reverse stock split of the outstanding shares of our common stock, which is intended to allow us to meet the minimum share price requirement of the NASDAQ Capital Market. Notwithstanding such board of directors approval, the reverse stock split is subject to approval thereof by Financial Industry Regulatory Authority, Inc. (FINRA), which approval has not been received yet, and may not be received on a timely basis, if all. The board of directors approved the reverse stock split in an effort to increase the trading price of the Company’s common stock to a level sufficient to allow an uplisting of the Company’s common stock on the Nasdaq Capital Market. Because FINRA has not yet approved the reverse stock split and the Company has not formally affected the reverse stock split, none of the outstanding share amounts set forth below have been adjusted for such board of directors approved reverse stock split. The board of directors reserves the right to adjust the ratio of the reverse stock split and/or terminate the authority for such reverse stock split in the future.

We anticipate effecting a reverse stock split of our outstanding common stock in the future.

We expect that the reverse stock split will increase the market price of our common stock while our stock is trading and enable us to meet the minimum market price requirement of the listing rules of the Nasdaq Capital Market. However, the effect of a reverse stock split upon the market price of our common stock cannot be predicted with certainty, and the results of reverse stock splits by companies in similar circumstances have been varied. It is possible that the market price of our common stock following the reverse stock split will not increase sufficiently for us to be in compliance with the minimum market price requirement of the Nasdaq Capital Market, or if it does, that such price will be sustained. If we are unable to meet the minimum market price requirement, we may be unable to list our shares on the Nasdaq Capital Market.

Even if the market price of our common stock increases sufficiently so that we comply with the minimum market price requirement, we cannot assure you that we will be able to comply with the other standards that we are required to meet in order to be approved for listing on the Nasdaq Capital Market or maintain a listing of our common stock on the Nasdaq Capital Market. Our failure to meet these requirements may result in our common stock being unable to be listed on the Nasdaq Capital Market.

The reverse stock split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by the reverse stock split given the reduced number of shares that will be outstanding following the reverse stock split. In addition, the reverse stock split may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty affecting such sales.

The reverse stock split may not increase our stock price over the long-term.

The principal purpose of the reverse stock split is to increase the per-share market price of our common stock. It cannot be assured, however, that the reverse stock split will accomplish this objective for any meaningful period. While it is expected that the reduction in the number of outstanding shares of common stock will proportionally increase the market price of the Company’s common stock, it cannot be assured that the reverse stock split will increase the market price of our common stock by a multiple of the proposed reverse stock split ratio, or result in any permanent or sustained increase in the market price of our common stock, which is dependent upon many factors, including our business and financial performance, general market conditions, and prospects for future success. Thus, while our stock price might meet the initial and continued listing requirements for The Nasdaq Capital Market initially, it cannot be assured that it will continue to do so.

General Risk Factors

We will continue to incur increased costs as a result of being a reporting company, and given our limited capital resources, such additional costs may have an adverse impact on our profitability.

We are an SEC reporting company. The rules and regulations under the Exchange Act require reporting companies to provide periodic reports with interactive data files, which require that we engage legal, accounting and auditing professionals, and eXtensible Business Reporting Language (XBRL) and EDGAR (Electronic Data Gathering, Analysis, and Retrieval) service providers. The engagement of such services can be costly, and we may continue to incur additional losses, which may adversely affect our ability to continue as a going concern. In addition, the Sarbanes Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. For example, as a result of being a reporting company, we are required to file periodic and current reports and other information with the SEC and we have adopted policies regarding disclosure controls and procedures and regularly evaluate those controls and procedures.

The additional costs we continue to incur in connection with becoming a reporting company (expected to be approximately a hundred thousand dollars per year) will continue to further stretch our limited capital resources. Due to our limited resources, we have to allocate resources away from other productive uses in order to continue to comply with our obligations as an SEC reporting company. Further, there is no guarantee that we will have sufficient resources to continue to meet our reporting and filing obligations with the SEC as they come due.

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

Our entry into the rapidly growing health, wellness, and mentoring/life coaching market may place a significant strain on our resources and increase demands on our executive management, personnel and systems, and our operational, administrative and financial resources may be inadequate. We may also not be able to effectively manage any expanded operations, or achieve planned growth on a timely or profitable basis, particularly if the number of customers using our technology significantly increases or their demands and needs change as our business expands. If we are unable to manage expanded operations effectively, we may experience operating inefficiencies, the quality of our products and services could deteriorate, and our business and results of operations could be materially adversely affected.

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

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

EPIQ MD, INC.

On February 24, 2021, EPIQ MD entered into a short term, six-month lease agreement with Venture X to lease and occupy approximately 1,200 square feet of office space at a rate of $3,500 per month located at 7950 Legacy Drive, Suite 400, Plano, Texas 75024 (the “EPIQ MD Lease”). The EPIQ MD Lease commenced on March 1, 2021 and was to expire on August 31, 2021, but was renewed on August 19, 2021 for an additional six-month term with a commencement date of September 1, 2021, and expiration date of February 28, 2022. The EPIQ MD Lease was renewed for an additional six month period and has an expiration date of August 31, 2022. The EPIQ MD Lease contains an auto renewal feature unless notice of termination is provided ninety (90) days in advance. The Company has deemed this office space to serve as its corporate headquarters and believes this space to be adequate for the purposes of our operations.

VISSIA MCKINNEY, LLC

On June 11, 2018, VISSIA McKinney, LLC. (f/k/a Novopelle Diamond, LLC) entered into a Lease Agreement with The Shops at Lake Forest, LLC to lease and occupy approximately 1,400 square feet of commercial retail space located at 5000 Collin McKinney Parkway, Suite 150, McKinney, Texas 75070, to operate a MedSpa (the “McKinney Lease Agreement”). On September 5, 2021, VISSIA McKinney entered into a Release Agreement with the Landlord, whereby the Landlord agreed to release VISSIA McKinney from its remaining obligations under the McKinney Lease Agreement in exchange for a total of $22,500, of which $10,000 was paid to the Landlord with furniture and fixtures located at the leased premises and the remaining $12,500 was paid in cash. Accordingly, VISSIA McKinney has ceased operations at the leased premises and has no further obligations under the McKinney Lease Agreement as of the date of this Report.

VISSIA WATERWAY, INC.

On November 6, 2019, VISSIA Waterway, Inc. (f/k/a Novopelle Waterway, Inc.) entered into a Lease Agreement with 20 & 25 Waterway Holdings, LLC (the “Waterway Landlord”) to lease and occupy approximately 1,254 square feet of commercial retail space located at 25 Waterway, Suite 150, The Woodlands, Texas to operate a MedSpa (the “Waterway Lease Agreement”). On December 31, 2021, Vissia Waterway, LLC entered into a Release Agreement with its landlord for the leased premises located at 25 Waterway Avenue, The Woodlands, Montgomery County, Texas whereby the landlord agreed to release Vissia Waterway from its remaining obligations under the lease in exchange for a total of $88,679. Accordingly, VISSIA Waterway has ceased operations at the leased premises and has no further obligations under the Waterway Lease Agreement as of the date of this Report.

CAPITOL CITY SOLUTIONS USA, INC.

On January 3, 2020, Capitol City Solutions USA, Inc. (“CCS”) entered into a Lease Agreement with Asher Park, LLC (the “CCS Landlord”) to lease and occupy approximately 1,516 square feet of commercial office space located at 1043 Asher Way, Suite 300, Tyler, TX 75703 to be used for CCS’s corporate offices and headquarters (the “CCS Lease Agreement”). On March 9, 2022, CCS and the CCS Landlord mutually agreed to terminate the lease for the leased premises and release CCS from its remaining obligations under the lease in exchange for a total of $18,523. Accordingly, CCS has ceased operations at the leased premises and has no further obligations under the CCS Lease Agreement as of the date of this Report. Total rental expense related to this location for the year ended December 31, 2021, was $0. The operating lease right-of-use asset net balance on December 31, 2021, related to this location was $0, which was impaired in full due to discontinued operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB Market maintained by OTC Markets Group Inc. under the symbol “AMIH”. At present, there is a very limited market for our common stock. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information. The following table sets forth the range of high and low sales prices for our common stock for each of the periods indicated as reported by the OTCQB Market. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Fiscal 2021		Fiscal 2020
	High	Low	High	Low
First Quarter ended March 31(1)	$0.58	0.14	0.75	$0.13
Second Quarter ended June 30	$0.23	0.10	0.39	$0.12
Third Quarter ended September 30	$0.13	0.05	0.33	$0.12
Fourth Quarter ended December 31	$0.12	0.05	0.45	$0.06

As of March 29, 2022, our shares of common stock were held by approximately 253 stockholders of record.

Dividends

We have never paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business. Consequently, we do not anticipate paying any cash dividends in the foreseeable future. The payment of dividends in the future will depend upon our results of operations, as well as our short-term and long-term cash availability, working capital, working capital needs, and other factors as determined by our board of directors. Currently, except as may be provided by applicable laws, there are no contractual or other restrictions on our ability to pay dividends if we were to decide to declare and pay them.

Description of Capital Stock

Our authorized capital stock consists of 195,000,000 shares of common stock with a $0.0001 par value per share, and 5,000,000 shares of preferred stock with a $0.0001 par value per share. As of the date of this Report, we have designated three shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred Stock. As of the date of this Report, there are 95,797,773 shares of common stock issued and outstanding, one share of Series A Preferred Stock issued and outstanding and no shares of Series B Preferred Stock issued and outstanding. The following is a summary of the material provisions of the common stock and preferred stock provided for in our Articles of Incorporation and Bylaws. For additional detail about our capital stock, please refer to our Articles of Incorporation and Bylaws.

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

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the year ended December 31, 2021 and from the period from January 1, 2022, to the filing date of this report, which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, except as discussed below:

Between November 22, 2021 and December 2, 2021, we entered into four separate Securities Purchase Agreements with four accredited institutional investors, for the sale of convertible promissory notes in an aggregate principal amount of $2,000,000 and warrants to purchase an aggregate of 13,333,332 shares of the Company’s common stock. J.H. Darbie & Co., Inc. acted as placement agent for the offering and was paid a total of $188,000 in placement agent fees of which $98,000 was paid in cash and $90,000 was paid in the form of 1,151,678 shares of restricted common stock issued by the Company between November 22, 2021 and December 3, 2021.

On November 29, 2021, the Company issued 476,190 shares of common stock to a note holder in exchange for $30,000 of principal owed under the terms and conditions of that 6% convertible promissory note as issued to Quick Capital, LLC, dated June 24, 2021.

On November 30, 2021, the Company issued 600,000 shares of common stock to a note holder in exchange for $37,800 of principal and accrued interest owed under the terms and conditions of the 6% convertible promissory note as issued to FirstFire Global, dated June 24, 2021.

On December 7, 2021, the Company issued 588,235 shares of common stock to a note holder in exchange for $30,000 of principal owed under the terms and conditions of that 6% convertible promissory note as issued to Quick Capital, LLC, dated June 24, 2021.

On January 5, 2022, the Company issued 1,200,000 shares of common stock to a note holder in exchange for $50,688 of principal and accrued interest owed under the terms and conditions of the 6% convertible promissory note as issued to FirstFire Global, dated June 24, 2021.

On January 6, 2022, the Company issued 710,227 common shares to a note holder in exchange for $30,000 of principal owed under the terms and conditions of that 6% convertible promissory note as issued to Quick Capital, LLC, dated June 24, 2021.

On January 27, 2022, the Company issued 1,260,000 shares of the Company’s restricted common stock in consideration for consulting services. The shares were valued at $0.0625 per share, or $78,687 based on the market price on the date of issuance.

On February 2, 2022, the Company issued 3,182,479 shares of common stock to a note holder in exchange for $124,117 of principal and accrued interest owed under the terms and conditions of that 6% convertible promissory note as issued to L1 Capital, dated March 30, 2021.

* * * * * * *

The issuances described above, except as otherwise disclosed, or set forth below, were exempt from registration pursuant to Section 4(a)(2), Rule 506 of Regulation D and/or Regulation S of the Securities Act, since the foregoing issuances and grants did not involve a public offering, the recipients took the securities for investment and not resale, we took take appropriate measures to restrict transfer, and the recipients were (a) “accredited investors”; (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act; or (c) were non U.S. persons. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

We claim an exemption from registration afforded by Section 3(a)(9) of the Securities Act, for the above conversions, as the securities were exchanged by the Company with its existing security holders exclusively in transactions where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

Purchases of Equity Securities by The Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

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

Plan of Operations

The Company intends to continue to grow its business both organically and by identifying acquisition targets over the next twelve months in the telemedicine, life coaching and wellness space. As these opportunities arise, the Company will determine the best method for financing its growth, which may include the issuance of additional debt instruments, common stock, preferred stock, or a combination thereof, any of which may cause significant dilution to existing shareholders. We expect to raise funds in the future through the sale of debt and/or equity in order to allow us to operate for the next twelve months, and may need to raise further additional capital in order to expedite our growth through acquisitions, none of which are currently planned.

Introduction

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Results of Operations. An analysis of our financial results comparing the years ended December 31, 2021, and 2020.

●	Liquidity and Capital Resources. A discussion of our financial condition, including descriptions of balance sheet information and cash flows.

●	Critical Accounting Policies and Estimates. Critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

All references to years relate to the fiscal year ended December 31 of the particular year.

This information should be read in conjunction with the consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplemental Data” of this Report.

Results of Operations

Revenues

We had revenues of $20,169 and $2,115 for the years ended December 31, 2021 and 2020, respectively. The increase in revenues in 2021 was due primarily to our change in business strategy. We recognized revenues in accordance with Accounting Standards Codification (ASC) Topic 606. A five-step process has been designed for the individual or pool of contracts to keep financial statements focused on this principle. Revenues from fixed-price and cost-plus contracts are recognized on the percentage of completion method, whereby revenues on long-term contracts were recorded on the basis of the Company’s estimates of the percentage of completion of contracts based on the ratio of actual cost incurred to total estimated costs. This cost-to-cost method was used because management considered it to be the best available measure of progress on these contacts. Revenues from cost-plus-fee contracts were recognized on the basis of costs incurred during the period plus the fee earned, measured on the cost-to-cost method. Revenues from time-and-material and rate chart contracts were recognized currently as work is performed. During the year ended December 31, 2021, we recognized revenues of $20,169 in connection with membership income from ZipDoctor. During the year ended December 31, 2020, we recognized revenues of $2,115.

Cost of Revenues

We had cost of revenues of $39,738 and $0 during the years ended December 31, 2021 and 2020, respectively. Cost of revenues include all direct material, sub-contractor, labor and certain other direct costs, as well as those indirect costs related to contract performance, such as indirect labor and fringe benefits. Selling, general, and administrative costs are charged to expense as incurred.

Operating Expenses

General and administrative expenses were $6,975,654 and $3,711,317 during the years ended December 31, 2021 and 2020, respectively. The increase in 2021 was due primarily to stock-based compensation in the amount of $4,986,143 (including $4,334,857 in stock issued for services rendered and $601,852 in stock issued for in process research and development), which totaled $2,860,813 in 2020, stock-and professional expenses incurred as a public company such as legal expenses in the amount of $242,293 for the year ended December 31, 2021, as compared to $112,175 for the year ended December 31, 2020, and financial reporting, accounting and auditing compliance expenses in the amount of $131,608 for the year ended December 31, 2021, as compared to $99,003 for the year ended December 31, 2020.

Other Expenses

During the year ended December 31, 2021, and 2020, we incurred interest expense of $184,589 and $219,202, respectively, of which $1,979 and $3,345, respectively, were recorded as imputed interest in connection with related party loans.

Amortization of debt discount was $1,958,298 and $777,964 during the years ended December 31, 2021 and 2020, respectively.

We had a loss of $1,071,028 and a loss of $107,574 during the year ended December 31, 2021 and 2020, respectively, due to change in derivative liabilities. See also “Note 12 – Derivative Liabilities”, in the notes to unconsolidated financial statements included in “Item 8. Financial Statements and Supplemental Data” of this Report, for a more detailed discussion of gain (loss) in derivative liabilities which is non-cash.

We had a settlement loss for the year ended December 31, 2021 of $16,359 compared to a settlement loss of $1,041,445 for the year ended December 31, 2020, each in connection with debt settlements that occurred during the respective periods.

We also had no impairment loss for the year ended December 31, 2021, compared to an impairment loss of $605,488 for the year ended December 31, 2020 in connection with the common shares issued for notes settlement during the applicable period.

Discontinued operations

Customer traffic and demand at our VISSIA Waterway, Inc. and VISSIA McKinney MedSpa locations which were re-opened after mandatory closures associated with COVID-19 in June and August 2020, respectively, failed to rebound to pre-closure levels due to COVID-19 and the pandemic’s effects on the economy, and because we are unable to predict the length of the pandemic or ultimate outcome thereof, and further due to our limited capital resources, effective in October 2020, we made the decision to close both our VISSIA Waterway, Inc. and VISSIA McKinney locations and discontinued such operations. As such locations are closed, they are not generating any revenue. The continuing expenses, without corresponding revenues, may have a significant negative affect on our results of operations and cash flows. Separately, Legend Nutrition’s lease was up January 31, 2021, and the Company chose not to renew the lease, closed the store, and not continue in that line of business moving forward.

VISSIA Waterway, Inc., VISSIA McKinney LLC Legend Nutrition and Capitol City Solutions USA, Inc. (collectively referred to as “Discontinued Subsidiaries”) have been presented as discontinued operations in the accompanying consolidated financial statements for the year ended December 31, 2021, and 2020, and are summarized below:

	The Years Ended December 31,
	2021	2020
Revenue	$2,530	$6,107,106
Cost of revenue	-	5,058,373
Gross profit	2,530	1,048,813
Operating expenses	57,659	1,205,993
Loss from operations	(55,130)	(157,180)
Other income (expenses)	299,716	(722,057)
Net income (loss)	$244,586	$(879,237)

Net Loss

We had a net loss of $9,980,911, or $0.14 per share from continuing operations and net income of $244,586 or $0.00 per share from discontinued operations during the year ended December 31, 2021, for a total net loss of $10,008,362 or $0.14 per share. We had a net loss of $7,339,890, or $0.18 per share from continuing operations and $879,237 or $0.02 per share from discontinued operations during the year ended December 31, 2020, totaling an aggregate of $7,339,890 or $0.18 per share in total net loss. The increase in net loss in 2021 was primarily attributable to non-cash expenses in connection with stock-based compensation, amortization of debt discount, the change in derivative values associated with outstanding convertible debt, settlement loss in connection with the common shares issued for notes settlement, and the decrease in gross profit and revenues, each as discussed above.

Liquidity and Capital Resources

As of December 31, 2021 and 2020, the Company had total assets of $1,213,647 and $38,539, respectively, including $0 and $0 of assets of discontinued operations, respectively. The main reason for the increase in total assets as of December 31, 2021, compared to December 30, 2020, was due to a $1,184,593 increase in cash, which was mainly due to the proceeds received from the Company’s financing activities and issuances of convertible notes, offset by the $208,984 decrease in assets of discontinued operations.

As of December 31, 2021 and 2020, the Company had total liabilities of $5,100,557 and $1,656,529, respectively, which consisted of accounts payable, accrued interest and accrued compensation in the amount of $252,194 and $211,271, respectively, convertible notes payable (net of discount) and loans payable to related parties and non-related parties (net of discount) in the amounts of $396,419, $75,000 and $123,473 and $74,827, $55,000 and $135,392 as of December 31, 2021 and 2020, respectively, and derivative liabilities of $4,141,272 and $517,366, respectively. We also had $112,199 and $669,574 of net liabilities related to discontinued operations. The Company had a total stockholders’ deficit of $3,869,111 and $1,391,007 as of December 31, 2021 and 2020, respectively.

During the year ended December 31, 2021, net cash used in operating activities was $2,211,762, compared to net cash used in operating activities of $2,153,263 for the year ended December 31, 2020. Negative cash flows during the year ended December 31, 2021, were due primarily to the net loss of $10,225,497 and change in derivative liabilities of $2,469,697, partially offset by non-cash expenses, including stock-based compensation of $4,334,857, amortization of debt discount of $1,958,298, derivative expense of $3,540,725, loss on loans settlement of $58,059, and in process research and development of $601,852 Comparatively, negative cash flows during the year ended December 31, 2020, were due primarily to the net loss of $6,460,653, partially offset by non-cash expenses, including stock-based compensation of $2,860,813, amortization of debt discount of $777,965, loss on loans settlement by $1,155,685, and impairment loss of $670,280.

During the years ended December 31, 2021 and 2020, we had cash provided by investing activities of $10,000 and cash used in investing activities of $27,392, respectively. The net cash used in investing activities in each year was solely attributable to capital expenditures for and disposal of property and equipment.

During the years ended December 31, 2021 and 2020, net cash flows provided by financing activities were $3,386,335 and $947,180, respectively, primarily attributable to the proceeds from notes payable to related parties and non-related parties during the respective periods. We had proceeds of $141,928 from related party borrowings and $3,738,999 from non-related party borrowings in the year ended December 31, 2021, compared to proceeds of $0 from related party borrowings and proceeds of $947,750 from non-related party borrowings in the year ended December 31, 2020. We made repayments of $141,9289 on related party borrowings and repayments of $427,500 on non-related party borrowings in the year ended December 31, 2021 compared to repayments of $40,000 on non-related party borrowings and repayments of $0 on related party borrowings in the year ended December 31, 2020. We had proceeds of $100,000 from sales of stock in 2021, which was $46,500 in 2020.

We had cash of $1,209,737 and a working capital deficit of $3,886,910 as of December 31, 2021. On the short-term basis, we will be required to raise a significant amount of additional funds over the next 12 months to sustain operations and pay outstanding liabilities. On the long-term basis, we will potentially need to raise capital to grow and develop our business.

Since December 31, 2019, we have (a) sold 330,250 shares of our common stock in consideration for $146,500 in cash through our Regulation A offering, which related to the sale of up to 10,800,000 shares of our common stock at a price of $0.50 per share, which has since been terminated; and (b) issued 36,236,429 shares of our common stock in exchange for the conversion of $2,832,852 in debt.

On September 27, 2021, October 29, 2021, November 2, 2021, and November 12, 2021, Jacob Cohen, our Chief Executive Officer, advanced the Company, $50,000, $15,000, $10,000, and $40,000, respectively, which loans are payable upon demand and not bearing interest. This amount was repaid in November 2021.

It is likely that we will require significant additional financing within the next 12 months and if we are unable to raise the needed funds on an acceptable basis, we may be forced to cease or curtail operations.

Additional information regarding the Company’s (a) accrued compensation for related parties can be found in “Note 10 – Accrued Compensation for Related Parties”; (b) notes payable can be found in “Note 10 – Notes Payable”; (c) related party loans can be found in “Note 11 – Loans from Related Parties”; derivative liabilities can be found in “Note 12 – Derivative Liabilities”; billings in excess of costs and estimated earnings can be found in “Note 13 – Costs and estimated earnings in excess of billings on uncompleted contract”, in the notes to unconsolidated financial statements included in “Item 8. Financial Statements and Supplemental Data” of this Report.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. See “Note 1 – Summary of Significant Accounting Policies” to the audited financial statements included in “Item 8. Financial Statements and Supplemental Data”, of this Report.

Revenue Recognition

The Company generates its revenue from monthly membership subscriptions. Revenue is recognized at the time of delivery and includes a delivery fee for each delivery or a subscription fee on a monthly basis for memberships. Under Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606) “Revenue from Contracts with Customers”, revenue from contracts with customers is measured based on the consideration specified in the contract with the customer, and excludes any sales incentives and amounts collected on behalf of third parties. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer and is the unit of account under Topic 606. The Company’s contracts with its customers do not include multiple performance obligations. The Company recognizes revenue when a performance obligation is satisfied by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for such products or services.

The Company’s subsidiaries, EPIQ MD, Inc. and ZipDoctor, Inc. both provide its customers with access to its telemedicine platform where customers have unlimited access to start a doctor visit 24/7. The customers pay a flat fee per month for use of the platform and is not dependent on the frequency of the doctor visits. Each doctor visit is included in the monthly subscription fee.

EPIQ MD: The base monthly subscription fees range from $24.95-$49.95 per month and is dependent on the number of family members included in the plan. Customers can choose to add additional services, such as Epiq Paws and Epiq Lux, ranging from an additional $4.95-$9.95 per month.

The customer gains immediate access to the telemedicine platform upon completing the enrollment process and making the first month’s payment, at which point the Company recognizes the revenue from that customer. Billing commences on the day that the customer is enrolled for the Company’s services and is continued to be billed on the calendar day of each calendar month, in accordance with the original date of enrollment.

Customer’s may cancel their subscription at any time provided that they provide the Company with thirty (30) days advanced written notice of cancellation with no cancellation fees charged to the customer. In the event a subscriber provides a notice of cancellation within the membership period, the customer will be billed on their regular billing date at an amount adjusted to reflect an amount due until the cancellation date.

For avoidance of doubt, if a subscriber is billed $29.95 on the 1st of the month and cancels on the 15th, the subscriber will be billed on the 1st of the following month at a prorated rate through the 15th, or at a rate of $14.97.

ZipDoctor, Inc: The base monthly subscription fees range from $25.00-$45.00 per month and is dependent on the number of family members included in the plan. The customer gains immediate access to the telemedicine platform upon completing the enrollment process and making the first month’s payment, at which point the Company recognizes the revenue from that customer. Billing commences on the day that the customer is enrolled for the Company’s services and is continued to be billed on the calendar day of each calendar month, in accordance with the original date of enrollment.

Customer’s may cancel their subscription at any time provided that they provide the Company with thirty (30) days advanced written notice of cancellation with no cancellation fees charged to the customer. In the event a subscriber provides a notice of cancellation within the membership period, the customer will be billed on their regular billing date at an amount adjusted to reflect an amount due until the cancellation date.

For avoidance of doubt, if a subscriber is billed $25.00 on the 1st of the month and cancels on the 15th, the subscriber will be billed on the 1st of the following month at a prorated rate through the 15th, or at a rate of $12.50.

LEGEND NUTRITION – DISCONTINUED OPERATIONS

The Company recognizes revenue in according with Accounting Standards Codification (ASC) Topic 606. The underlying principle is that the Company recognize revenue to depict the transfer of promised goods and services to customers in an amount that they expect to be entitled to in the exchange for goods and services provided.

The Company’s discontinued subsidiary, Legend Nutrition, Inc., operated a retail store in which it sold nutritional and wellness related products. Legend’s business was solely based on the sale of retail products and did not offer any non-tangible services.

Revenue for the entire product sold was recognized when the customer purchased and had control of the product, even if the terms included a right of return. Legend accounted for any discounts and concessions at the time of sale and accounted for returns and refunds when Legend received the product back in its possession where in some instances, if the product was unused, would be returned to Legend’s inventory or, if used, would be discarded.

Costs of revenue included the amounts that Legend paid its wholesalers and distributors and recognized the cost of revenue when the products were sold and transferred to the possession of the customer. The cost of revenue was deducted from Legends open inventory balance upon sale.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN INTERNATIONAL HOLDINGS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American International Holdings Corp.,

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American International Holdings Corp. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the two-year period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has suffered net losses from continuing and discontinued operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

As discussed in Note 12, the Company borrows funds through the use of convertible notes payable that contain a conversion price that may be fixed or fluctuates with the stock price.

Auditing management’s estimates of the fair value of the derivative liability involves significant judgements and estimates given the embedded conversion features of the notes.

To evaluate the appropriateness of the fluctuation of the conversion price, the embedded conversion feature requires bifurcation from the host contract and is recorded as a liability subject to market adjustments as of each reporting period. Significant judgment is exercised by the Company in determining derivative liability values for these convertible note agreements, including the use of a specialist engaged by management.

We evaluated management’s conclusions regarding their derivative liability and reviewed support for the significant inputs used in the valuation model, as well as assessing the model for reasonableness.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2015

Houston, Texas
March 29, 2022

American International Holdings Corp.

Consolidated Balance Sheets

	(Audited)	(Audited)
	December 31, 2021	December 31, 2020

ASSETS
CURRENT ASSETS:
Cash and equivalents	$1,209,807	$25,235
Inventory	3,840	-
Prepayment and deposits	-	3,333
Assets of discontinued operations	-	9,971
TOTAL CURENT ASSETS	1,213,647	38,539

NON-CURRENT ASSETS
Rent deposits	3,599	3,800
Assets of discontinued operations	14,199	223,183
NET NON-CURRENT ASSETS	17,798	226,983

TOTAL ASSETS	$1,231,445	$265,522

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$54,918	$14,576
Accrued interest payable	93,776	42,195
Accrued compensation - related parties	103,500	154,500
Convertible notes payable, net of debt discount of $2,479,023 and $370,923	396,419	74,827
Loans payable to related parties	123,473	13,473
Loans payable	75,000	55,000
Derivative liabilities	4,141,272	517,366
Net liabilities of discontinued operations	112,199	669,574
TOTAL CURRENT LIABILITIES	5,100,557	1,541,511

LONG-TERM LIABILITIES
Convertible notes payable, net of debt discount of $0 and $78,482	-	5,018
Long-term debt - related parties	-	110,000
TOTAL LONG-TERM LIABILITIES	-	115,018

TOTAL LIABILITIES	5,100,557	1,656,529

STOCKHOLDERS’ DEFICIT
Preferred stock, (par value $0.0001, 5,000,000 shares authorized, of which 1 and 1 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively)	-	-
Common stock (par value $.0001, 195,000,000 shares authorized, of which 84,445,067 and 55,066,855 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively)	8,445	5,507
Treasury stock, at cost	(3,894)	(3,894)
Additional paid in capital	16,666,906	9,167,038
Accumulated deficit	(20,540,569)	(10,559,658)
TOTAL STOCKHOLDERS’ DEFICIT	(3,869,111)	(1,391,007)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,231,445	$265,522

The accompanying notes are an integral part of these consolidated audited financial statements.

American International Holdings Corp.

Consolidated Statements of Operations

	(Audited)	(Audited)
	For The Twelve	For The Twelve
	Months Ended	Months Ended
	December 31, 2021	December 31, 2020

Revenues
Revenues	$20,169	$2,115
Cost of revenues	39,738	-
Gross profit (loss)	(19,569)	2,115

Operating expenses
General and administrative expenses	6,975,654	3,711,317
Total operating expenses	6,975,654	3,711,317

Income (loss) from operations	(6,995,223)	(3,709,202)

Other income (expenses)
Amortization of debt discount	(1,958,298)	(777,964)
Change in derivative liabilities	(1,071,028)	(107,574)
Forgiveness of Loan	45,500	-
Impairment Loss	-	(605,488)
Interest expense	(184,589)	(219,280)
Settlement loss	(61,859)	(1,041,445)
Other income	-	300
Total other income (expense)	(3,230,274)	(2,751,451)

Income (loss) before income taxes	(10,225,497)	(6,460,653)

Income taxes	-	-

Net (loss) from continuing operations	$(10,225,497)	$(6,460,653)

Discontinued operations:
Income (loss) from discontinued operations	244,586	(879,237)
Total discontinued operations	244,586	(879,237)

Net loss	$(9,980,911)	$(7,339,890)

Basic income (loss) per share
Continuing operations	$(0.14)	$(0.18)
Discontinued operations	$0.00	$(0.02)

Diluted income (loss) per share
Continuing operations	$(0.14)	$(0.18)
Discontinued operations	$0.00	$(0.02)

Weighted average number of shares outstanding
Basic	74,925,101	35,462,109
Diluted	75,311,586	35,456,109

The accompanying notes are an integral part of these consolidated audited financial statements.

American International Holdings Corp.

Consolidated Statement of Changes in Stockholders’ Deficit

(Audited)

	Preferred Stock A		Preferred Stock B		Common Stock		Additional Paid-in	Common Stock	Retained Earnings	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Stock	(Deficit)

Balance, December 31, 2019	-	$-	-	$-	27,208,356	$2,721	$2,186,651	$25,000	$(3,219,768)	$(103,537)	$(1,108,933)

Imputed interest	-	-	-	-	-	-	3,345	-	-	-	3,345

Reclassification of derivative liabilities due to note conversion	-	-	-	-	-	-	907,551	-	-	-	907,551

Issuance of Series B preferred shares for investment	-	-	500,000	50	-	-	605,438	-	-	-	605,438

Issuance of common shares under private placement	-	-	-	-	131,250	13	71,487	(25,000)	-	-	46,500

Cancellation of treasury stock	-	-	-	-	(1,650,000)	(165)	(99,478)	-	-	99,643	-

Issuance of common shares for note settlement	-	-	-	-	18,916,774	1,892	2,632,227	-	-	-	2,634,119

Issuance of shares for services - related parties	1	-	-	-	6,000,000	600	1,559,400	-	-	-	1,560,000

Issuance of shares for services	-	-	-	-	2,377,142	238	1,300,575	-	-	-	1,300,813

Issuance of common shares for Series B preferred shares conversion	-	-	(500,000)	(50)	2,083,333	208	(158)	-	-	-	50

Net (loss)	-	-	-	-	-	-	-	-	(7,339,890)	-	(7,339,890)

Balance, December 31, 2020	1	$-	-	$-	55,066,855	$5,507	$9,167,038	$-	$(10,559,658)	$(3,894)	$(1,391,007)

	Preferred Stock A		Preferred Stock B		Common Stock		Additional Paid-in	Common Stock	Retained Earnings	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Stock	(Deficit)

Balance, December 31, 2020	1	$-	-	$-	55,066,855	$5,507	$9,167,038	$-	$(10,559,658)	$(3,894)	$(1,391,007)

Imputed interest	-	-	-	-	-	-	1,979	-	-	-	1,979

Reclassification of derivative liabilities due to note conversion	-	-	-	-	-	-	1,116,122	-	-	-	1,116,122

Issuance of Series B preferred shares for In Process Research and Development	-	-	500,000	50	-	-	601,802	-	-	-	601,852

Issuance of common shares for Series B preferred shares conversion	-	-	(500,000)	(50)	2,057,613	206	(156)	-	-	-	-

Issuance of common shares under private placement	-	-	-	-	200,000	20	99,980	-	-	-	100,000

Issuance of common shares for note conversion and settlement	-	-	-	-	12,545,171	1,255	1,227,216	-	-	-	1,228,471

Issuance of shares for services - related parties	-	-	-	-	6,500,000	650	2,510,000	-	-	-	2,510,650

Issuance of shares for services	-	-	-	-	7,366,678	736	1,823,471	-	-	-	1,824,207

Issuance of common shares for debt settlement	-	-	-	-	708,750	71	119,454	-	-	-	119,525

Net income	-	-	-	-	-	-	-	-	(9,980,911)	-	(9,980,911)

Balance, December 31, 2021	1	$-	-	$-	84,445,067	$8,445	$16,666,906	$-	$(20,540,569)	$(3,894)	$(3,869,111)

The accompanying notes are an integral part of these audited consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	December 31, 2021	December 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,225,497)	$(6,460,653)
Net loss from discontinued operations	244,586	$(879,237)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Amortization of debt discount	1,958,298	777,964
Change in derivative liabilities	(2,469,697)	107,574
Derivatives expenses	3,540,725	-
Forgiveness of Loan	(45,500)	-
Impairment loss	-	670,280
Imputed interest expense	1,979	3,345
Loss on disposal	3,800	-
Loss on loans settlement	58,059	1,155,685
Stock issued for services rendered	4,334,857	2,860,813
Stock issued for in process research and development	601,852	-

(Increase) decrease in operating assets:
Inventory	(3,840)	-
Prepaid expenses	3,333	(3,333)
Rent Deposit	(3,599)	(3,800)
(Decrease) increase in operating liabilities:
Accounts payable	40,342	13,389
Accrued interest payable	77,296	213,430
Accrued compensation - related parties	(5,500)	96,000
NET CASH (USED IN) OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(1,888,506)	(1,448,542)
NET CASH (USED IN) OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	(323,256)	(704,721)
NET CASH (USED IN) OPERATING ACTIVITIES	(2,211,762)	(2,153,263)

CASH FLOWS FROM INVESTING ACTIVITIES:
NET CASH (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS	-	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS	10,000	(27,392)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS	10,000	(27,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings - related parties	141,928	-
(Repayment) to borrowings - related parties	(141,928)	-
Proceeds from borrowings	3,738,999	947,750
(Repayment) to borrowings	(427,500)	(40,000)
Proceeds from sales of stock	100,000	46,500
NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	3,411,499	954,250
NET CASH (USED IN) FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS	(25,164)	(7,070)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,386,335	947,180

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,184,572	(1,233,475)

CASH AND CASH EQUIVALENTS:
Beginning of period	25,235	1,258,710
End of period	$1,209,807	$25,235

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$106,677	$2,674

Non-cash transactions:
Cancellation of common shares	$-	$99,643
Common shares issued for notes conversion	$1,228,471	$1,282,386
Common shares issued for loan settlement	$111,466	$86,771
Discounts on convertible notes	$(3,756,000)	$876,098
Issuance of Series B for Investment	$-	$605,488
Lease Inception	$-	$348,279
Related party’s note settled in shares	$-	$109,278
Settlement of derivative liabilities	$1,116,122	$907,551
Stock Payable	$-	$25,000

The accompanying notes are an integral part of these audited consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Notes to Consolidated Financial Statements

Year Ended December 31, 2021

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

On April 28, 2020, the Company incorporated a wholly-owned subsidiary, ZipDoctor, Inc. (“ZipDoctor”) in the State of Texas. ZipDoctor plans to provide its customers with unlimited, 24/7 access to board certified physicians and licensed mental and behavioral health counselors and therapists via a newly developed, monthly subscription based online telemedicine platform. ZipDoctor was launched in August 2020 and has generated nominal revenues through the year ended December 31, 2021.

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

Impact of COVID-19 Pandemic on Consolidated Financial Statements. The outbreak of the 2019 novel coronavirus disease (“COVID-19”), which was declared a global pandemic by the World Health Organization on March 11, 2020, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread has severely impacted the U.S. and world economies, the market for health spa services, nutrition supplements and our other business offerings during the end of the first quarter of 2020, and continuing through the end of 2020 and into 2021. Government mandated ‘stay-at-home’ and similar orders have to date, and may in the future, prevent us from staffing our spas and construction services, and prohibited us from operating. In late 2020, we made the decision to discontinue operations of our VISSIA Waterway, Inc. and VISSIA McKinney MedSpa locations due to declines in customers and issues staffing such facilities, each as a result of the pandemic. Additionally, our Legend Nutrition store saw a deep decline in sales due to social distancing orders and decreases in customers who were willing to venture out to brick-and-mortar establishments during 2020. Legend Nutrition’s lease was up January 31, 2021, and the Company chose to not renew the lease, closed the store, and will not continue in this line of business moving forward. We also decided to cease offering construction services around July 2021.

As of the date of this Report, our operations are limited, and consist mainly of ZipDoctor, Inc., Life Guru, Inc., EPIQ Scripts, LLC, EPIQ MD, Inc. and Mangoceuticals, Inc.

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

Principles of Consolidation

The consolidated financial statements include the accounts of AMIH and its subsidiaries: VISSIA McKinney, LLC (f/k/a Novopelle Diamond, LLC), VISSIA Waterway, Inc. (f/k/a Novopelle Waterway, Inc.), Legend Nutrition, Inc., Capitol City Solutions USA, Inc. ZipDoctor, Inc., LifeGuru, Inc., Mangoceuticals, Inc., and EPIQ MD, Inc.

VISSIA Waterway, Inc., VISSIA McKinney LLC, Capitol City Solutions USA, Inc. and Legend Nutrition, Inc. (collectively referred to as “Discontinued Subsidiaries”) have been presented as discontinued operations in the accompanying consolidated financial statements.

All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented.

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents. There are no cash equivalents at December 31, 2021 and December 31, 2020.

The Company maintains the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per commercial bank. From time to time, cash in deposit accounts may exceed the FDIC limits, the excess would be at risk of loss for purposes of the statement of cash flows.

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method. The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company had $3,840 and $0 inventory from continuing operations as of December 31, 2021 and 2020, respectively. No allowance was necessary as of December 31, 2021 and 2020.

Net Loss Per Common Share

We compute net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company issued dilutive securities in the form of convertible notes and warrants during the year ended December 31, 2021.

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

The derivative liabilities are stated at their fair value as a level 3 measurement. The Company used the Lattice Model to determine the fair values of these derivative liabilities. See Note 12 for the Company’s assumptions used in determining the fair value of these financial instruments.

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

For the year ended December 31, 2021, the Company had no significant revenue from continuing or discounted operations which were derived from a single or a few major customers.

Revenue Recognition

The Company generates its revenue from monthly membership subscriptions. Revenue is recognized at the time of delivery and includes a delivery fee for each delivery or a subscription fee on a monthly basis for memberships. Under Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606) “Revenue from Contracts with Customers”, revenue from contracts with customers is measured based on the consideration specified in the contract with the customer, and excludes any sales incentives and amounts collected on behalf of third parties. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer and is the unit of account under Topic 606. The Company’s contracts with its customers do not include multiple performance obligations. The Company recognizes revenue when a performance obligation is satisfied by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for such products or services.

The Company’s subsidiaries, EPIQ MD, Inc. and ZipDoctor, Inc. both provide its customers with access to its telemedicine platform where customers have unlimited access to start a doctor visit 24/7. The customers pay a flat fee per month for use of the platform and is not dependent on the frequency of the doctor visits. Each doctor visit is included in the monthly subscription fee.

EPIQ MD: The base monthly subscription fees range from $24.95-$49.95 per month and is dependent on the number of family members included in the plan. Customers can choose to add additional services, such as Epiq Paws and Epiq Lux, ranging from an additional $4.95-$9.95 per month.

The customer gains immediate access to the telemedicine platform upon completing the enrollment process and making the first month’s payment, at which point the Company recognizes the revenue from that customer. Billing commences on the day that the customer is enrolled for the Company’s services and is continued to be billed on the calendar day of each calendar month, in accordance with the original date of enrollment.

Customer’s may cancel their subscription at any time provided that they provide the Company with thirty (30) days advanced written notice of cancellation with no cancellation fees charged to the customer. In the event a subscriber provides a notice of cancellation within the membership period, the customer will be billed on their regular billing date at an amount adjusted to reflect an amount due until the cancellation date.

For avoidance of doubt, if a subscriber is billed $29.95 on the 1st of the month and cancels on the 15th, the subscriber will be billed on the 1st of the following month at a prorated rate through the 15th, or at a rate of $14.97.

ZipDoctor, Inc: The base monthly subscription fees range from $25.00-$45.00 per month and is dependent on the number of family members included in the plan. The customer gains immediate access to the telemedicine platform upon completing the enrollment process and making the first month’s payment, at which point the Company recognizes the revenue from that customer. Billing commences on the day that the customer is enrolled for the Company’s services and is continued to be billed on the calendar day of each calendar month, in accordance with the original date of enrollment.

Customer’s may cancel their subscription at any time provided that they provide the Company with thirty (30) days advanced written notice of cancellation with no cancellation fees charged to the customer. In the event a subscriber provides a notice of cancellation within the membership period, the customer will be billed on their regular billing date at an amount adjusted to reflect an amount due until the cancellation date.

For avoidance of doubt, if a subscriber is billed $25.00 on the 1st of the month and cancels on the 15th, the subscriber will be billed on the 1st of the following month at a prorated rate through the 15th, or at a rate of $12.50.

LEGEND NUTRITION – DISCONTINUED OPERATIONS

The Company recognizes revenue in according with Accounting Standards Codification (ASC) Topic 606. The underlying principle is that the Company recognize revenue to depict the transfer of promised goods and services to customers in an amount that they expect to be entitled to in the exchange for goods and services provided.

The Company’s discontinued subsidiary, Legend Nutrition, Inc., operated a retail store in which it sold nutritional and wellness related products. Legend’s business was solely based on the sale of retail products and did not offer any non-tangible services.

Revenue for the entire product sold was recognized when the customer purchased and had control of the product, even if the terms included a right of return. Legend accounted for any discounts and concessions at the time of sale and accounted for returns and refunds when Legend received the product back in its possession where in some instances, if the product was unused, would be returned to Legend’s inventory or, if used, would be discarded.

Costs of revenue included the amounts that Legend paid its wholesalers and distributors and recognized the cost of revenue when the products were sold and transferred to the possession of the customer. The cost of revenue was deducted from Legends open inventory balance upon sale.

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

Note 2 – Property and Equipment

Property and equipment from continuing operations were as follows at December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Leasehold improvements	-	-
Furniture & fixtures	-	-
	-	-
Less accumulated depreciation and amortization	-	-
Net property and equipment	$-	$-

Property and equipment from discontinued operations were as follows at December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Leasehold improvements	$4,262	$4,262
Furniture & fixtures	18,830	29,902
Equipment	-	-
	23,092	118,083
Less accumulated depreciation and amortization	8,823	10,422
Net property and equipment	$14,199	$107,661

As a result of discontinued operations, the leasing equipment of $67,336 was returned in the first quarter of 2021 and the related liabilities were released.

Depreciation and amortization expense from continuing operations for the years ended December 31, 2021 and 2020 was $0and $0, respectively. Depreciation and amortization expense from discontinued operations for the years ended December 31, 2021 and 2020 was $8,823 and $10,422, respectively.

Note 3 – Asset Purchase Agreement

On October 18, 2019, Legend Nutrition, Inc. (“Legend”), a wholly owned subsidiary of the Company entered into an Asset Purchase Agreement with David Morales (the “Asset Purchase Agreement”) to acquire all of the assets associated with and related to a retail vitamin, supplements and nutrition store located in Mckinney, TX previously doing business as “Ideal Nutrition”. Pursuant to the Asset Purchase Agreement, Legend purchased a variety of assets including software, contracts, bank and merchant accounts, products, inventory, computers, security systems and other intellectual properties (the “Assets”). For consideration of the Assets, Legend issued to Mr. Morales a promissory note in the amount of Seventy-Five Thousand US Dollars ($75,000) bearing an interest rate of five percent (5%) per annum and with a maturity date of one year (the “Promissory Note”). As of December 31, 2020, the promissory note is fully converted. During 2021, the Company discontinued operation of Legend. The assets acquired pursuant to the Asset Purchase Agreement, such as property and equipment of $16,303 and goodwill of $29,689, have been fully impaired.

Note 4 – Goodwill

As of December 31, 2021, the goodwill in connection with the acquisition of the assets in October 2019 associated with and related to a retail vitamin, supplements and nutrition store located in McKinney, Texas was $0.

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

Note 6 – Other assets

On May 15, 2020, the Company executed a securities purchase agreement with Global Career Networks Inc, a Delaware corporation (the “Seller”), the sole owner of Life Guru, pursuant to which the Company purchased from the Seller, a 51% interest in the capital stock of Life Guru, representing an aggregate of 2,040 shares of Life Guru’s common stock. LifeGuru owns and operates the LifeGuru.me website which is currently in development and is anticipated to be fully launched in the second quarter of 2022. In consideration for the purchase, the Company agreed to issue the Seller 500,000 shares of the Company’s Series B Preferred Stock at closing, which occurred on May 15, 2020. An additional up to 1,500,000 Series B Preferred Stock shares will be issuable to the Seller upon the following milestones, provided that such milestones are met prior to the earlier of (i) one (1) year after closing; and (ii) thirty (30) days after the Company has provided the Seller written notice of a breach by the Seller of any provision of the SPA, which breach has not been reasonably cured within such thirty (30) day period (such earlier date of (i) and (ii), the “Milestone Termination Date”):

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

The 51% owned subsidiary is a consolidated entity which requires the presentation of noncontrolling interest in the consolidated statements of operations for the year ended December 31, 2021. As there was no activity for the entity as of December 31, 2021, no assets, liabilities or noncontrolling interest were presented at the period ended December 31, 2020. Since the asset is not substantiating a future cash flow, the Company determined an impairment adjustment was necessary for the periods presented. Investment in LifeGuru of $605,488 was impaired in full during the fourth quarter of 2020.

During the first quarter of 2021, the Company issued 500,000 Series B Preferred Stock shares for reaching the first milestone (milestone (a)). The fair value of 500,000 shares of the Company’s Series B Preferred Stock issued at closing, valued on such grant date was $601,852, which equaled the market price per common share on the grant multiplied by the equivalent number of common shares which would be issuable upon conversion of Series B Preferred Stock. This amount was expensed as in process research and development.

The Company did not recognize any liabilities related to the milestone shares due to the uncertainty surrounding such milestones.

Since more than one year has elapsed since closing, the right of the Seller to earn the milestone shares set forth in (b) and (c) above has expired.

Note 7 – Capital lease

On June 17, 2020, the Company entered into an agreement with a vendor to purchase equipment used in its spa operations. Pursuant to the agreement, the Company agreed to pay a total amount of $44,722 in 24 installments, or $1,819 per month plus tax. The outstanding balance of this capital lease was $0 as of December 31, 2021. Due to the discontinued operation, the Company returned equipment in the first quarter of 2021.

On July 14, 2020, the Company entered into an agreement with a vendor to purchase equipment used in its spa operations. Pursuant to the agreement, the Company agreed to pay a total amount of $44,722 in 24 installments, or $1,819 per month plus tax. The outstanding balance of this capital lease was $0 as of December 31, 2021. Due to the discontinued operation, the Company returned equipment in the first quarter of 2021.

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

As of December 31, 2021, the Company had three (3) leasing agreements subject to Accounting Standards Codification (ASC) 842.

Location 1 – Capitol City Solutions USA, Inc.

On January 1, 2020, the Company recognized an operating right-of-use asset in the amount of $113,794 and an operating lease liability in the amount of $113,794 in connection with Location 1. The lease term is sixty-one (61) months and expires in January 2025.

The following is a schedule, by year, of maturities of lease liabilities as of December 31, 2021:

2022	27,288
2023	27,288
2024	27,288
2025	2,274
Total undiscounted cash flows	84,138
Less imputed interest (8%)	(20,623)
Present value of lease liability	$63,515

On March 9, 2022, Capitol City Solutions USA, Inc. entered into a Release Agreement with its landlord for the leased premises located at 1043 Asher Way, Suite 300, Tyler, TX 75703 whereby the landlord agreed to release CCS from its remaining obligations under the lease in exchange for a total of $18,523. Total rental expense related to this location for the year ended December 31, 2021, was $0. The operating lease right-of-use asset net balance on December 31, 2021, related to this location was $0, which was impaired in full due to discontinued operations.

Location 2 – VISSIA Mckinney, LLC

On January 1, 2019, the Company recognized an operating right-of-use asset in the amount of $287,206 and an operating lease liability in the amount of $294,774 in connection with Location 1. The lease term is eighty-four (84) months and expires in November 2025.

The following is a schedule, by year, of maturities of lease liabilities as of December 31, 2021:

2021	54,951
2022	55,854
2023	56,776
2024	57,715
2025	53,828
Total undiscounted cash flows	279,124
Less imputed interest (8%)	(83,144)
Present value of lease liability	$195,980

On September 5, 2021, Vissia Mckinney, LLC entered into a Release Agreement with its landlord for the leased premises located at 5000 Collin Mckinney Parkway, Mckinney, Texas 75070 whereby the landlord agreed to release Vissia Mckinney from its remaining obligations under the lease in exchange for a total of $22,500, of which $10,000 was paid to the landlord with furniture and fixtures located at the property and the remaining $12,500 was paid in full with cash. Total rental expense related to this location for the year ended December 31, 2021, was $0. The operating lease right-of-use asset net balance on December 31, 2021, related to this location was $0, which was impaired in full due to discontinued operations.

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

On December 31, 2021, Vissia Waterway, LLC entered into a Release Agreement with its landlord for the leased premises located at 25 Waterway Avenue, The Woodlands, Montgomery County, Texas whereby the landlord agreed to release Vissia Waterway from its remaining obligations under the lease in exchange for a total of $88,679. Total rental expense related to this location for the year ended December 31, 2021, was $0. The operating lease right-of-use asset net balance on December 31, 2021, related to this location was $0, which was impaired in full due to discontinued operations.

Note 9 – Accrued Compensation for Related Parties

At December 31, 2021, accrued compensation was $103,500, representing $53,500 owed to Jacob Cohen, the Company’s CEO and $25,000 owed to each of Alan Hernandez and Esteban Alexander, the Company’s former officers and directors.

Note 10 – Notes Payable

Notes payable represents the following at December 31, 2021:

Note payable to an individual dated July 8, 2019 for $40,000, with interest at 8% per annum and due on July 8, 2020. The Note is currently past due.	$40,000

Note payable dated July 7, 2020 for $50,000, with interest at 5% per annum and due on July 7, 2021. The Note is unsecured. The Note is currently past due.	50,000

Note payable of $53,000 dated August 5, 2020 for cash of $53,000, with interest at 8% per annum and due on November 5, 2021. The annual interest rate will increase to 22% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%. The note, accrued interest and early payment penalty totaling $70,736 was paid during the three months ended March 31, 2021.	53,000
Less: Repayment	(53,000)
-

Note payable of $105,000 dated August 11, 2020 for cash of $100,000, net of original issue discount of $5,000, with one-time interest charge of 8% payable and due on May 11, 2021. The outstanding balance of the Note will be increase by 135% if in default. The Note is a convertible promissory note. The conversion price equals the lower of $0.50 per share or 60% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 40%. The note and accrued interest totaling $111,466 was settled by the issuance of 708,750 common shares of the Company and $50,000 in cash. The note and accrued interest were converted at $0.1614 per share and settled with additional shares valued at $0.45 per shares. Accordingly, the Company recorded a loss on loan settlement of $58,059 during the three months ended March 31, 2021.	$105,000
Less: Repayment	(105,000)
-

Note payable of $53,000 dated September 14, 2020 for cash of $53,000, with interest at 8% per annum and due on December 14, 2021. The annual interest rate will increase to 22% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%. The note, accrued interest and early payment penalty totaling $70,736 was paid during the three months ended March 31, 2021.	$53,000
Less: Repayment	(53,000)
-

Note payable to an unrelated party dated September 11, 2020 for $4,000, with no interest and due on demand.	$4,000

Note payable to an unrelated party dated September 16, 2020 for $5,000, with no interest and due on demand.	$5,000

Note payable of $56,750 dated October 12, 2020, for cash of $52,750, with interest at 8% per annum and due on October 12, 2021. The annual interest rate will increase to 24% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.50 per share or 60% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 40%. The Note and accrued interest totaling $56,750 was converted into 760,928 common shares of the Company within the terms of the note during the quarter ended June 30, 2021.	$56,750
Less: Repayment	(56,750)
-

Note payable of $138,00 dated November 13, 2020 for cash of $138,000, with interest at 8% per annum and due on November 13, 2021. The annual interest rate will increase to 18% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%. The note, accrued interest and early payment penalty totaling $183,483 was paid during the three months ended March 31, 2021.	$138,000
Less: Repayment	(138,000)
-

Note payable of $83,500 dated December 2, 2020 for cash of $83,500, with interest at 8% per annum and due on March 2, 2022. The annual interest rate will increase to 22% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%. The note, accrued interest and early payment penalty totaling $104,527 was paid during the three months ended March 31, 2021.	$83,500
Less: Repayment	(83,500)
-

Note payable of $425,000 dated January 6, 2021 for cash of $400,000, with interest at 6% per annum and due on January 7, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.50 or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%. The note and accrued interest totaling $437,359 was converted into 2,549,999 common shares of the Company within the terms of the note during the quarter ended June 30, 2021.	$425,000
Less: Conversion	(425,000)
-

Note payable of $425,000 dated January 6, 2021 for cash of $400,000, with interest at 6% per annum and due on January 7, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.50 or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%. The note and accrued interest totaling $437,297 was converted into 3,220,515 common shares of the Company within the terms of the note during the quarter ended June 30, 2021.	$425,000
Less: Conversion	(425,000)
-

Note payable of $300,000 dated March 30, 2021 for cash of $282,000, with interest at 6% per annum and due on March 30, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.2437 or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%.	$300,000

Note payable of $300,000 dated March 30, 2021 for cash of $282,000, with interest at 6% per annum and due on March 30, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.2437 or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%. A partial conversion of the Note and accrued interest totaling $51,116 was converted into 881,310 common shares of the Company within the terms of the note during the quarter ended September 30, 2021.	$300,000
Less: Conversion	(50,000)
250,000

Note payable of $265,958 dated June 24, 2021 for cash of $250,000, with interest at 6% per annum and due on June 24, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.2437 or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%.A partial conversion of the Note totaling $118,668 was converted into 2,390,000 common shares of the Company within the terms of the note during the quarter ended September 30, 2021 and fourth quarter ended December 31, 2021.	$265,958
Less: Conversion	(118,668)
147,290

Note payable of $271,958 dated June 24, 2021 for cash of $256,000, with interest at 6% per annum and due on June 24, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.2437 or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%. A partial conversion of the Note and accrued interest totaling $140,000 was converted into 2,742,419 common shares of the Company within the terms of the note during the quarter ended September 30, 2021 and fourth quarter ended December 31, 2021.	$271,958
Less: Conversion	(133,806)
138,152

As of December 31, 2021 the Company had a short-term Advance payable in amount of $50,000 to a unrelated party, with no interest and due on demand.	$50,000
Less: Repayment	(50,000)
-

Note payable of $750,000 dated November 22, 2021 for cash of $750,000, with interest at 10% per annum and due on June 24, 2022. The annual interest rate will increase to 16% or the maximum amount permitted by law if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.075 or 80% of the offering price per share of Common Stock at which the Company offers shares of Common Stock in a public offering which results in the Common Stock being uplisted on a national stock exchange or Nasdaq, that occurs within 220 days from the date the Notes are issued (an “Uplist Offering”).	$750,000

Note payable of $500,000 dated November 30, 2021 for cash of $500,000, with interest at 10% per annum and due on November 30, 2022. The annual interest rate will increase to 16% or the maximum amount permitted by law if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.075 or 80% of the offering price per share of Common Stock at which the Uplist Offering is made.	$500,000

Note payable of $250,000 dated December 1, 2021 for cash of $250,000, with interest at 10% per annum and due on December 1, 2022. The annual interest rate will increase to 16% or the maximum amount permitted by law if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.075 or 80% of the offering price per share of Common Stock at which the Uplist Offering is made.	$250,000

Note payable of $500,000 dated December 2, 2021 for cash of $5000,000, with interest at 10% per annum and due on December 2, 2022. The annual interest rate will increase to 16% or the maximum amount permitted by law if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.075 or 80% of the offering price per share of Common Stock at which the Uplist Offering is made.	$500,000

As of December 31, 2021 the Company had a short-term Advance payable in amount of $20,000 to a unrelated party, with no interest and due on demand.	$20,000

$2,950,442
Less: unamortized discount	(2,479,023)
Total	$471,419
Short term convertible notes, net of discount of $2,479,023	$396,419
Long-term convertible notes, net of discount of $0	$0
Short-term non-convertible notes – continuing operations	$75,000
Short-term non-convertible notes – discontinued operations	$4,000
Long-term non-convertible notes	$0

Note 11 – Loans from Related Parties

On April 12, 2019, the Company entered into individual share exchange agreements and promissory notes with each of Daniel Dror, Winfred Fields and former Directors Everett Bassie and Charles Zeller (the “AMIH Shareholders”), whereby the AMIH Shareholders agreed to cancel and exchange a total of 5,900,000 shares of their AMIH common stock. The Company issued individual promissory notes with an aggregate principal amount of $350,000 (the “Promissory Notes”) for cancellation of the 5,900,000 common shares. The Promissory Notes have a term of two years and accrue interest at the rate of 10% per annum until paid in full by the Company. The Company recorded interest of $7,506 on these notes during the year ended December 31, 2020. The accrued interest on these notes was $18,982 as of December 31, 2020. The Note and accrued interest totaling $280,108 was settled by the issuance of 3,476,495 common shares of the Company. The shares were valued at $0.31 and $0.27 per share based on the market price at the settlement date. Accordingly, the Company recorded a loss on loan settlement of $758,601 during the year ended December 31, 2020.	$350,000
Less: Conversion	(240,000)
110,000

As of December 31, 2021, the Company had a short-term note payable in the amount of $13,473 to Kemah Development Texas, LP, a company owned by Dror Family Trust, a related party.	13,473

As of December 31, 2021, outstanding loan balances payable to the Company’s CEO and board member, Jacob Cohen, were $50 with no interest and due on demand	50
$123,523
Less: unamortized discount	0
Total	$123,523
Long-term loan from related parties	$0
Short-term loan from related parties – continuing operations	$123,473
Short-term loan from related parties – discontinued operations	$50

Note 12– Derivative Liabilities

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

The Convertible Note derivatives were valued as of December 31, 2020, at issuance, at conversion and at December 31, 2021 as set forth in the table below.

Derivative liabilities as of December 31, 2020	$517,366
Initial derivative liabilities at new note issuance	7,209,723
Initial loss	(0)
Conversion	(1,116,124)
Mark to market changes	(2,469,693)

Derivative liabilities as of December 31, 2021	$4,141,272

As of December 31, 2021, the Company had derivative liabilities of $4,141,272, and recorded changes in derivative liabilities in the amount of $1,171,028 during the year ended December 31, 2021.

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

Note 13 – Income Taxes

The Company has current net operating loss carryforwards in excess of $20,540,569 as of December 31, 2021, to offset future taxable income, which expire beginning 2029.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

December 31, 2021
Deferred Tax Asset:
Net Operating Loss	$9,980,911
Valuation Allowance	(9,980,911)
Net Deferred Asset	$—

At December 31, 2021, the Company provided a 100% valuation allowance for the deferred tax asset because it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

Note 14 – Capital Stock

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $0.0001 par value, of which three shares were designated as Series A Preferred Stock and 2,000,000 were designated as Series B Preferred stock, the balance of 2,999,997 shares of preferred stock were undesignated as of December 31, 2021.

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

On May 15, 2020, the Company entered into a Securities Purchase Agreement with GCN as described in greater detail in “Note 1 Summary of Significant Account Policies – Organization, Ownership and Business”. Pursuant to the SPA, the Company acquired a 51% interest in Life Guru from GCN in consideration for 500,000 shares of Series B Convertible Preferred Stock, which had an agreed upon value of $500,000 ($1.00 per share), and agreed to issue GCN up to an additional 1,500,000 shares of Series B Convertible Preferred Stock (with an agreed upon value of $1,500,000) upon reaching certain milestones. The fair value of the first 500,000 shares of the Company’s Series B Preferred Stock at grant date was $605,488, a result of market price per common share at the grant date times the equivalent number of common shares after the conversion of Series B Preferred Stock. Such 500,000 initial shares of Series B Preferred Stock were subsequently converted to common stock in June 2020, as discussed below.

On May 20, 2020, the Company issued one share of its newly designated shares of Series A Preferred Stock to each of the three members of its then Board of Directors, (1) Jacob D. Cohen, (2) Esteban Alexander and (3) Luis Alan Hernandez, in consideration for services rendered to the Company as members of the Board of Directors. Such shares of Series A Preferred Stock vote in aggregate sixty percent (60%) of the total vote on all shareholder matters, voting separately as a class. Notwithstanding such voting rights, no change in control of the Company was deemed to have occurred in connection with the issuance since Messrs. Cohen, Alexander and Hernandez, own in aggregate 68% of the Company’s outstanding common stock and therefore controlled the Company prior to such issuance. The shares of Series A Preferred Stock held by Mr. Alexander and Mr. Hernandez were cancelled on November 6, 2020 pursuant to the Stock Purchase Agreements dated October 2, 2020, and as such, a change of control occurred on such date, with Mr. Cohen taking over voting control of the Company, and serving between December 15, 2020 and October 19, 2021, as the sole officer and director of the Company.

During the first quarter of 2021, the Company issued 500,000 Series B Preferred Stock shares for reaching the first milestone (milestone (a)). The fair value of 500,000 shares of the Company’s Series B Preferred Stock issued at closing, valued on such grant date was $601,852, which equaled the market price per common share on the grant multiplied by the equivalent number of common shares which would be issuable upon conversion of Series B Preferred Stock. This amount was expensed as in process research and development. The shareholder then elected to convert the Series B Preferred Stock to 2,057,613 shares of common stock.

As of December 31, 2021 and December 31, 2020, there was one share of Series A Preferred Stock and no shares of Series B Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue up to 195,000,000 shares of common stock, $0.0001 par value, of which 84,445,067 shares were issued and outstanding at December 31, 2021 and 55,066,855 were issued and outstanding at December 31, 2020.

On January 12, 2021, the Company issued 708,750 common shares and paid $50,000 to settle a note with an unrelated party, dated August 11, 2020, under the terms and conditions of convertible notes as issued. The Company recorded a loss on loan settlement of $58,059.

On February 2, 2021, the Company issued 200,000 shares of the Company’s common stock to a non-related third-party investor in exchange for $100,000 in cash.

In the first quarter of 2021, the Company issued 11,800,000 shares of the Company’s common stock in consideration for services performed by employees and non-employee consultants. The shares were valued at $4,223,390 based on the market price on the date of agreements.

In the first quarter of 2021, the Company issued 2,730,548 common shares to investors in exchange for $502,050 of principal and accrued interest owed under the terms and conditions of convertible notes as issued.

In the first quarter of 2021, the Company issued 500,000 shares of Series B Preferred Shares to a third party for services related to research and development. The shares were subsequently converted into 2,057,613 shares of common stock. The shares were valued at $601,582, under the terms and conditions of agreement.

In the second quarter of 2021, the Company issued 3,800,894 common shares to investors in exchange for $416,636 of principal and accrued interest owed under the terms and conditions of convertible notes as issued.

In the third quarter of 2021, the Company issued 915,000 shares of the Company’s common stock in consideration for services performed by employees and non-employee consultants. The shares were valued at $68,609 based on the market price on the date of agreements.

In the third quarter of 2021, the Company issued 3,049,304 common shares to investors in exchange for $156,204 of principal and accrued interest owed under the terms and conditions of convertible notes outstanding.

In the fourth quarter, the Company issued 1,151,678 shares of the Company’s common stock in consideration for services performed by employees and non-employee consultants. The shares were valued at $92,293 based on the market price on the date of agreements.

In the fourth quarter of 2021, the Company issued 2,964,425 common shares to investors in exchange for $153,580 of principal and accrued interest owed under the terms and conditions of convertible notes outstanding.

Note 15 – Going Concern

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying financial statements, the Company has a net loss from continuing operation of $10,225,497 and $6,460,653 for the year ended December 31, 2021 and 2020 respectively, a gain of $244,586 and a net loss from discontinued operation of $879,237 for the year ended December 31, 2021 and 2020 respectively, and an accumulated deficit of $20,540,569 as of December 31, 2021. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There can be no assurance that the Company will become commercially viable without additional financing, the availability and terms of which are uncertain. If the Company cannot secure necessary capital when needed on commercially reasonable terms, its business, condition (financial and otherwise) and commercial viability may be harmed. Although management believes that it will be able to successfully execute its business plan, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Note 16 – Commitments and Contingencies

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

On October 14, 2019, Robert Holden, the Company’s former CEO, filed a Petition and Application for Temporary Restraining Order in the District Court, 152nd Judicial District of Harris County, Texas, against the Company stating that the Company is blocking Mr. Holden’s legal right to trade his shares in the open market and further attempting to stake his claim that he maintains his rights to the 3,800,000 shares he received in connection with his acceptance as CEO of the Company on or around May 31, 2018. The Company is maintaining the position that Mr. Holden does not have the right to those shares as he was in breach of his obligation to convey a digital marketing business to the Company and subsequently resigned from the Company shortly thereafter, on or around August 15, 2018 and that he procured the shares through fraud. On November 11, 2019, the Company issued a response with a Motion to Dismiss Under the Texas Citizen’s Participation Act (TCPA) citing that any declaratory judgment and breach of contract claims be dismissed unless Mr. Holden can, through “clear and specific evidence”, establish a prima facie case for each essential element of his claims. After an attempt to remand the case to federal court, the Company filed an amended notice of submission for its TCPA motion for submission on May 18, 2020, whereby Holden failed to respond to the motion in a timely manner. On May 18, 2020, the Company filed a response in support of its motion to dismiss under the TCPA, which was denied on June 3, 2020. Immediately thereafter, on June 4, 2020, the Company filed a notice of accelerated interlocutory appeal to appeal the denial of the motion to dismiss under the TCPA and the trial court’s failure to rule on the Company’s objection to the timeliness of Holden’s response. The outcome of this action, and the ultimate outcome of the lawsuit is currently unknown at this time, provided that the Company intends to vehemently defend itself against the claims made in the lawsuit.

AMIH vs. Winfred Fields

On November 11, 2019, the Company filed an Original Petition and Jury Demand in the 458th Judicial District Court of Fort Bend County, Texas against Winfred Fields, a shareholder, in the 458th Judicial District Court of Fort Bend County seeking damages related to breach of contract and fraud related charges. The Company executed an exchange agreement with Mr. Fields on or around April 12, 2019 whereby Mr. Fields was required to tender to the Company a total of 650,000 of the 750,000 shares of the Company’s common stock that Mr. Fields then owned (the “Exchanged Shares”) in exchange for a promissory note with a maturity date of April 12, 2021 payable in the amount of $42,500 (the “Fields Note”) (see also “Note 11 – Loans from Related Parties”). The Exchange Agreement required that Mr. Fields immediately return the stock certificates for the Exchanged Shares to the Company or its designated agent for immediate cancellation and for Mr. Fields to retain the remaining 100,000 shares. Mr. Fields agreed in the Exchange Agreement that these shares would not become unrestricted until such time as Mr. Fields received an opinion of counsel satisfactory to the Company that the shares were not restricted for trade under SEC regulations. After executing the Exchange Agreement, Mr. Fields—rather than return the Exchanged Shares or obtain said opinion of counsel—attempted to deposit and trade the Exchanged Shares and the restricted shares, which was a direct violation of the Exchange Agreement. The Company asserts that Mr. Fields knowingly, willingly and fraudulently attempted to deposit and trade the Exchanged Shares and is seeking damages and equitable relief. Upon several attempts to serve Mr. Fields, service was perfected on or around February 3, 2020. On March 2, 2020, Mr. Fields filed a response generally denying all claims. On May 22, 2020, the Company filed its first request for production and request for disclosure and discovery insisting that Mr. Fields produce all documentation related to the fraudulent transaction and is awaiting a response to these requested discovery items. The outcome of this action is currently unknown at this time. In November 2019, the Company recovered 650,000 shares from Mr. Fields which were cancelled in 2019.

Asher Park, LLC vs. Novopelle Tyler

On August 11, 2021, Asher Park, LLC (“Asher Park”) filed a petition against the Company and its subsidiary, Novopelle Tyler, Inc. (“Novopelle Tyler”) in the 241st Judicial District Court of Smith County, Texas seeking to recover damages in the amount of $66,651 against that commercial lease and commercial lease guaranty agreement that was signed between the parties on or around January 8, 2020 to occupy retail premises located at 1058 Asher Way, Suite 100, in Tyler, Texas. As this commercial lease was executed prior to the COVID-19 pandemic, and due to the uncertainty of the effects on retail establishments during the pandemic, Novopelle Tyler never officially took possession of the retail premise. On September 23, 2021, the Company and Novopelle Tyler filed an Original Answer and Affirmative Defense denying the allegations made by Asher Park.

On January 26, 2022, Novopelle Tyler and the Company entered into a Settlement Agreement & Mutual Release with Asher Park whereby Novopelle Tyler and the Company agreed to pay Asher Park a total of $35,000 in full and final settlement of all of the Asher Park’s claims. Accordingly, Asher Park, in consideration for the execution of the Settlement Agreement agreed to dismiss the lawsuit against both Novopelle Tyler and the Company.

Stanley Tate d/b/a Triangle Cabinets vs. Capitol City Solutions USA, Inc.

On September 10, 2021, Stanley Tate d/b/a Triangle Cabinets (“Tate”), a materials supplier and subcontractor that was hired by the Company’s subsidiary, Capitol City Solutions USA, Inc. (CCS), filed a petition against the Company, CCS, and CCS’s construction client, PC Gateway, LLC (“PC Gateway”) in the 136th Judicial District Court of Jefferson County, Texas seeking payment in the amount of $77,681 for services Tate claimed to provide CCS and PC Gateway. The Company and CCS were not officially served until on or around October 21, 2021. On October 25, 2021, the Company and CCS filed an Original Answer denying the allegations made by Tate as Tate had failed to provide the services in which they were hired to perform and demanding strict proof by a preponderance of credible evidence.

On December 29, 2021, Tate dismissed all claims against both the Company and CCS.

Capitol City Solutions USA, Inc. vs. Peak Living, LLC and PC Gateway, LLC

On November 1, 2021, the Company’s subsidiary, Capitol City Solutions USA, Inc. (CCS), filed a petition against PC Gateway and Peak Living, LLC (“Peak Living”) in the 58th Judicial District Court of Jefferson County Texas demanding the payment of the final invoice as delivered to Peak Living in the amount of $2,069,908 representing the balance as owed to CCS for substantial supplemental charges (including but not limited to dehumidifiers, various material cost and labor increases, code compliance costs, and additional profit and overhead). Throughout the term of a project completed by CCS for Peak Living, Peak Living instructed CCS to perform additional work beyond the original scope of the contracted agreement and fully understood that CCS expected to be compensated at the fair market value for the additional labor and materials. In addition to seeking actual and statutory damages, CCS is seeking to recover attorney’s fees, prejudgment and post judgement interest, costs of court and has further placed a constitutional lien on the PC Gateway property, known as Gateway Village, located at 2825 12th Street, Beaumont, Texas, 77705 and which is the subject of the lawsuit. CCS is currently reviewing and evaluating all of the discovery items received from Peak in connection with the lawsuit.

Note 17 – Discontinued Operations

During 2020 and 2021, the Company decided to discontinue the operation of its VISSIA McKinney, VISSIA Waterway, Legend Nutrition and Capitol City Solutions USA, Inc. VISSIA McKinney, VISSIA Waterway, Legend Nutrition and Capitol City Solutions have been presented as discontinued operations in the accompanying consolidated financial statements. The operating results for VISSIA McKinney, VISSIA Waterway, Legend Nutrition and Capitol City Solutions have been presented in the accompanying consolidated statement of operations for the years ended December 31, 2021 and December 31, 2020 as discontinued operations and are summarized below:

	The Years Ended December 31,
	2021	2020
Revenue	$2,530	$6,107,106
Cost of revenue	-	5,058,373
Gross profit	2,530	1,048,813
Operating expenses	57,659	1,205,993
Loss from operations	(55,130)	(157,180)
Other income (expenses)	299,716	(722,057)
Net loss	$244,586	$(879,237)

Note 18 – Subsequent Events

On January 5, 2022, the Company issued 1,200,000 shares of common stock to a note holder in exchange for $50,688 of principal and accrued interest owed under the terms and conditions of the 6% convertible promissory note as issued to FirstFire Global, dated June 24, 2021.

On January 6, 2022, the Company issued 710,227 common shares to a note holder in exchange for $30,000 of principal owed under the terms and conditions of that 6% convertible promissory note as issued to Quick Capital, LLC, dated June 24, 2021.

On January 12, 2022, the Company issued an award of 5,000,000 restricted shares of the Company’s common stock as a signing bonus in consideration of Mr. Cohen entering into the New Employment Agreement.

On January 27, 2022, the Company issued 1,260,000 shares of the Company’s common stock in consideration for consulting services. The shares were valued at $0.0625 per share, or $78,687 based on the market price on the date of issuance.

On February 2, 2022, the Company issued 3,182,479 shares of common stock to a note holder in exchange for $124,117 of principal and accrued interest owed under the terms and conditions of that 6% convertible promissory note as issued to L1 Capital, dated March 30, 2021.

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

Management, with the participation of our Chief Executive Officer (principal executive officer/principal financial/accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Report, December 31, 2021. As of December 31, 2021, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting as of December 31, 2021 (as described in greater detail below), our Chief Executive Officer (principal executive officer/principal financial/accounting officer) has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer/principal financial/accounting officer), as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer/principal financial/accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the - Commission (2013 Framework) (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2021, due to the deficiencies disclosed below.

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

The Company recognizes the following weaknesses and deficiencies of the Company as of December 31, 2021:

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

Changes in Internal Control over Financial Reporting

We believe we have taken significant steps during and since the year ended December 31, 2021 to correct certain of our disclosure controls and procedures and internal controls. These steps include the hiring of a third party CPA firm to assist the Company in resolving the financial statement preparation and disclosure issues, the establishment of an Audit Committee (discussed under “Item 10. Directors, Executive Officers and Corporate Governance” - “Committees of the Board”, below), and the hiring of Dr. Craig Hewitt to serve as our full-time Chief Financial Officer effective the day after the filing of this Report. Other than as discussed above, there has not been any change in our internal control over financial reporting that occurred during the three-months ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Nonetheless, until these elements have been fully integrated into our organization and we have established appropriate controls and internal processes in consultation with our third party CPA firm and Audit Committee, there is no assurance that our disclosure controls and procedures and internal controls will in fact be effective.

As a result of COVID-19, our workforce has operated primarily in a work from home environment for the year ended December 31, 2021. While pre-existing controls were not specifically designed to operate in our current work from home operating environment, we don’t believe that such work from home actions have had a material adverse effect on our internal controls over financial reporting. We have continued to re-evaluate and refine our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each director and executive officer of the Company.

Name	Position	Age	Term of Office
Jacob D. Cohen	Chief Executive Officer, President, Director	43	April 2019 – Present
Alejandro Rodriguez	CEO EPIQ MD, Inc.	47	January 2021 – Present
Verdie Bowen	COO EPIQ MD, Inc.	37	January 2021 – Present
Peter “Casey” Jensen	Director	47	October 2021 – Present
Lorraine D’Alessio	Director	42	January 2022 – Present
Dr. Kenny Myers	Director	55	January 2022 – Present

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

The following is biographical information on the members of our Board of Directors:

Jacob D. Cohen, Chief Executive Officer, President and Director

Jacob Cohen is a serial entrepreneur, corporate finance and executive management professional with over 20 years of investment banking and capital markets experience having started and growing multiple companies in various industry sectors including marketing, advertising, healthcare, IT and financial services. Prior to joining the Company, Mr. Cohen was the co-founder and managing partner of several boutique investment bank and strategic advisory firms where he advised both early and later stage companies in raising capital in the form of debt and/or equity and in both private and public markets.

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

We believe that Mr. Cohen’s extensive background in investment banking, public company management, and corporate finance, make him a strong addition to, and well qualified to serve on, the board of directors.

Alejandro Rodriguez, Chief Executive Officer – EPIQ MD, Inc.

Alejandro Rodriguez has served as the Chief Executive Officer of EPIQ MD, Inc. since January 2021. Mr. Rodriguez has 15 years of energy experience and a total of 20 years of business experience at the C-Level across the energy, telecom and information technology industries. Mr. Rodriguez is a business development and marketing executive that has successfully launched five different companies that were collectively responsible for nearly $6 billion in sales revenue over the course of his career in the energy industry. This experience includes but is not limited to the following private companies SYNRG Marketing (Chief Business Officers & Partner) and Utility Choice Electric (VP of Sales & Marketing) from 2001 through 2003, AmPro Energy (VP if Business Development) from 2003 through 2004, Stream Energy and Ignite (Founder & Managing Partner) from 2004 through end of 2009. In August 2004, Mr. Rodriguez co-founded and served as Managing Partner of Stream Energy, a fast-growing retail energy provider that provided electricity and natural gas services to approximately 400,000 customers and grossed over $2 billion within the first four years of operation.

Upon his exit from Stream Energy in late 2009, Mr. Rodriguez founded and served as Chairman of NAUP Capital, LP (NAUP Investments, LLC), through 2018. NAUP was an energy holding company and venture development firm with holdings in energy, solar, energy brokerage and energy software related entities. In his position at NAUP, Mr. Rodriguez founded and grew several companies. Diversegy, LLC and EPIQ Energy, LLC were among these NAUP projects. Rodriguez served as CEO for these companies and was successful in selling both of these companies to an NYSE publicly traded energy company (Genie Energy) in December of 2013. Diversegy, LLC is a national energy brokerage company that advises commercial, industrial and municipal customers regarding their natural gas and power needs.

Between February of 2016 and August of 2019, Rodriguez served as a fractional Director and then Chief Executive Officer of a micro-cap company called The Chron Organization, Inc. (DBA: Zen Home Services & Zenergy). During his tenure with this fledgling upstart, Rodriguez would develop a national smart home service offering that would automate lights, locks and thermostats for homeowners. Rodriguez resigned in August of 2019 and formed Essential Sustainability Services (“Essential”), where he served as CEO and a board member. As a result of the Covid-19 pandemic and related shutdowns, Rodriguez, for various personal reasons decided to resign from Essential as its CEO and to retire from the energy industry altogether to focus on the healthcare industry.

Verdie Bowen, Chief Operating Officer - EPIQ MD, Inc.

Verdie Bowen has served as the Chief Operating Officer of EPIQ MD, Inc. since January 2021. Mr. Bowen has spent the past 17 years of his career focused on information technology, systems and infrastructure development. Over the course of this time period, Verdie Bowen has advised and consulted with a myriad of Fortune 1000 companies with respect to the design and implementation of various operating systems and infrastructure assets. In addition to being a well-rounded chief operations executive, Mr. Bowen’s foundation for his knowledge base can be attributed to his expertise in Enterprise and Service Provider Network architecture, WAN Architecture, and Data Center Architecture.

Prior to his position at EPIQ MD, Inc,, Mr. Bowen served as a solutions architect for General Datatech (GDT) from November 2010 wherein he’s focused on the various business development and design aspects of large IT and Systems-related infrastructure projects for large private and public sector clientele. Among his flagship clients and projects are the following (not limited to): U.S. Department of Defense’s Biometric Fusion Center, the State of Alaska’s first major IP Telephony deployment, which at the time was the 2nd largest Cisco IPT deployment in the world, General Communication’s (GCI) ISP core network redesign and implementation, T-Mobile, FiServ, First Data, US Cellular, HEB, Phillips 66 and Enterprise Partners. From July 2006 to November 2010, Mr. Bowen served as a Lead Engineer for World Wide Technology, an IT solutions and strategy company.

Mr. Bowen is certified in various CISCO specialist programs such as Data Center Storage Networking Design, Firewall, Advanced Wireless Field, IPS, and Wide Area Application Services for System Engineers. Mr. Bowen holds an AAS in Computer Science focusing on Networking Technology and a BS in Information Technology Engineering from Charter College.

Peter “Casey” Jensen, Director

Peter “Casey” Jensen was appointed as a director of the Company effective October 19, 2021.

Since September 2019, Mr. Jensen has served as Managing Partner at PHX Global, LLC providing executive management and international business advisory services. Mr. Jensen worked as a registered investment adviser from December 2018 through October 2019, at Madison Avenue Securities, LLC/EFC Wealth Management. In February 2013, Mr. Jensen co-founded JPM Capital, a boutique Investment Bank and Strategic Advisory firm, where he worked until July 2018, and where he assisted in successfully closing over 160 investments in public companies. While serving as Managing Partner at JPM, Mr. Jensen invested in healthcare start-ups, and he was able to manage investments from seed stage to profitability. From February 2013 through December 2016, Mr. Jensen served as a partner and investment advisor at Anubis Capital Advisors, Inc.

From 2000 to 2010, Mr. Jensen worked in investor education and owned a stock brokerage where he managed approximately $100 million in assets for high net worth and institutional investors. Also, during this period, Mr. Jensen formed Trindax Capital, LLC, an investment firm focused on commodities and commercial real estate, where he served as CEO. In 2010, Mr. Jensen combined his experience in commercial finance and investments, and entered private equity. Mr. Jensen became a Managing Director Heartland Capital Markets, where he co-managed a variety of private equity investments in both seed and growth stage companies from February 2010 to January 2013.

In addition to being a former Registered Investment Adviser, Mr. Jensen has passed Series 3, 7, 24, 63 and 65 FINRA examinations.

The Board of Directors believes that Mr. Jensen is well qualified to serve on the Board of Directors, and as the sole member and Chairperson of the Company’s Audit Committee, because of his strong background in finance and securities, and consistent success in several different roles and industries.

Lorraine D’Alessio, Esq., Director

Lorraine D’Alessio was appointed as a director of the Company effective January 13, 2022.

Since 2010, Ms. D’Alessio has served as CEO and Managing Partner at D’Alessio Law Group, PLC, a law firm in Beverly Hills, California which provides immigration and entertainment law services. In that capacity, she has provided counsel to entertainment agencies, unions, private companies, academic institutions, tech startups, entrepreneurs and enterprises including: Next Models, Food Network, SubPac, Pepperdine University, ACTRA, New York Film Academy, Plug and Play, Expert Dojo, and 500 Startups.

Ms. D’Alessio was named the 2017 Leader in Law by the Los Angeles Business Journal and is the recipient of the 2018 Enterprising Woman Award. Since 2016, Ms. D’Alessio has also served on the board of directors of Artists for Change, a non-profit organization which focuses on creating high impact film, television, and multimedia projects to inspire individuals, organizations, and communities to bring about positive social change.

From 2005 to 2007, Ms. D’Alessio served as a policy analyst and advisor for the government of Ontario, Canada.

Ms. D’Alessio received her Bachelor’s degree in International Relations from the University of Toronto in 2005; a Master’s of Public Policy in Public Policy Administration from Queen’s University, in Kingston, Ontario in 2006; and a Juris Doctorate degree from Southwestern Law School in Los Angeles, California in 2010.

The Board of Directors believes that Ms. D’Alessio is well qualified to serve on the Board of Directors because of her extensive business knowledge and legal expertise.

Dr. Kenny Myers, Director

Dr. Kenny Myers was appointed as a director of the Company effective January 13, 2022.

Since March 2020, Dr. Myers has served as VP of Business Development for Living Fit Nation, Inc., a corporate wellness provider which designs and implements customized employee health and wellness programs for corporations around the United States. From March 2012 to February 2020, Dr. Myers worked as VP of Business Development at One Health Medical Systems, LLC, an integrated health services provider, where he was responsible for overseeing the planning, development and execution of the organization’s marketing and advertising initiatives. From May 1998 to March 2012, Dr. Myers was CEO of Texas Physicians Network, a healthcare management company where he was responsible for the marketing and management several urgent care centers, medical clinics and other related healthcare facilities.

Dr. Myers received his Bachelor of Science degree in Microbiology from Oklahoma University in 1989, and a Doctor of Chiropractic Degree from Parker University in Dallas, Texas in 1996.

The Board of Directors believes that Dr. Myers is well qualified to serve on the Board of Directors because of his background in the health services industry and his experience in business marketing and development.

New Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

On February 17, 2022, the board of directors of the Company approved and ratified the appointment of Dr. Craig Hewitt as Chief Financial Officer (“CFO”), Principal Financial Officer and Principal Accounting Officer of the Company, effective the day following the filing of this Report. As a result of such appointment, effective the day after filing of this Report, Mr. Jacob Cohen, the Company’s current Chief Executive Officer and President will cease serving as Principal Financial Officer and Principal Accounting Officer of the Company, but will continue as the Principal Executive Officer of the Company.

Dr. Hewitt’s biographical information is included below:

Dr. Hewitt, age 54, has nearly 20 years of experience serving in executive management and leadership roles for companies in the health services and business services sectors. Between November 2015 and November 2021, Dr. Hewitt served as Chief Financial Officer of Holston Medical Group, an independent physician group of over 220 primary care physicians, specialists and mid-level providers with over 1,000 employees. Dr. Hewitt was a co-founder of, and Chief Executive Officer of, Legacy Financial Partners, a business services provider, between 2010 and 2015. From 2005 to 2009, Dr. Hewitt served as Chief Operating Officer and Interim Chief Executive Officer of Surrex Solutions, a high tech staffing company with over 600 employees and branch offices in 23 states, while also serving as a member of Surrex’s Board of Directors, Audit Committee, and Compensation Committee. Between 2002 and 2005, Dr. Hewitt served as Chief Financial Officer of Accupoll, Inc., a company engaged in the design, development, and sale of electronic voting systems and related technologies, where he was also a member Board of Directors, Audit Committee, and Compensation Committee. From 1999 and 2002, Dr. Hewitt served as Chief Financial Officer of Universal Broadband Networks and from 1995 to 1999, Dr. Hewitt served as Chief Financial Officer of Compreview, Inc.

In 2021, Dr. Hewitt received his Ph.D in Health Science from Trident University, in Cypress California, where he also earned a Master’s degree in Healthcare in 2017. Dr. Hewitt received a Master’s degree in Business Administration from Western Governors University in Salt Lake City, Utah, in 2015 and a Bachelor’s degree in Business Administration from California State University, Fullerton in 1990.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations.

Board Leadership Structure

Our board of directors has the responsibility for selecting the appropriate leadership structure for the Company. In making leadership structure determinations, the board of directors considers many factors, including the specific needs of the business and what is in the best interests of the Company’s stockholders. Our Chief Executive Officer, Mr. Cohen, currently serves as Chairman of the board of directors. The board of directors believes that this leadership structure is the most effective and efficient for the Company at this time. Mr. Cohen possesses detailed and in-depth knowledge of the issues, opportunities, and challenges facing the Company. The Board believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

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

(5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self- regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section (1)(a)(40) of the Commodity Exchange Act), or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

Board of Directors and Committee Meetings

During the fiscal years that ended on December 31, 2021 and 2020, the Board held no meetings, but took various actions via written consent of the board of directors.

Committees of the Board

Board Committee Membership

	Independent	Audit Committee
Jacob D. Cohen(1)
Peter “Casey” Jensen	X	C
Lorraine D’Alessio	X	M
Dr. Kenny Myers	X	M

(1) Chairman of Board of Directors.

C - Chairman of Committee.

M - Member.

Audit Committee

The Audit Committee, which is comprised exclusively of independent directors, has been established by the Board to oversee our accounting and financial reporting processes and the audits of our financial statements.

The Board has selected the members of the Audit Committee based on the Board’s determination that the members are financially literate (as required by NASDAQ rules) and qualified to monitor the performance of management and the independent auditors and to monitor our disclosures so that our disclosures fairly present our business, financial condition and results of operations.

The Board has also determined that Mr. Jensen, is an “audit committee financial expert” (as defined in the SEC rules) because he has the following attributes: (i) an understanding of generally accepted accounting principles in the United States of America (“GAAP”) and financial statements; (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; (iii) experience analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions. Mr. Jensen has acquired these attributes as a result of his significant experience serving on the board of directors of various private and public companies and as an investor and founder of a private equity firm.

The Audit Committee has the sole authority, at its discretion and at our expense, to retain, compensate, evaluate and terminate our independent auditors and to review, as it deems appropriate, the scope of our annual audits, our accounting policies and reporting practices, our system of internal controls, our compliance with policies regarding business conduct and other matters. In addition, the Audit Committee has the authority, at its discretion and at our expense, to retain special legal, accounting or other advisors to advise the Audit Committee.

Other Committees

Our Company currently does not have nominating or compensation committees or committees performing similar functions, nor does our Company have a written nominating or compensation committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by our board of directors.

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

Our Audit Committee is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Audit Committee reviews the Company’s internal accounting controls, practices and policies.

Director Independence

Our common stock is currently quoted on the OTCQB Market maintained by OTC Markets. The OTCQB Market does not require us to have independent members of our board of directors. Notwithstanding that, our board of directors has determined that Peter “Casey” Jensen, Lorraine D’Alessio, and Dr. Kenny Myers are “independent” pursuant to the rules of the NASDAQ Capital Market.

As described above, we do not currently have a separately designated nominating or compensation committee.

Stockholder Communications with the Board

Our stockholders and other interested parties may communicate with members of the Board by submitting such communications in writing to our Corporate Secretary at 7950 Legacy Drive, Suite 400, Plano, Texas 75024, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Corporate Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed. If the correspondence is not addressed to any particular Board member or members, the communication will be forwarded to a Board member to bring to the attention of the Board.

Code of Ethics

On June 24, 2020, our board of directors adopted a Code of Ethical Business Conduct (“Code of Ethics”) that applies to all of our directors, officers and employees. The Code of Ethics will be available for review in print, without charge, to any stockholder who requests a copy by writing to us at 7950 Legacy Drive, Suite 400, Plano, Texas 75024, Attention: Investor Relations. Each of our directors, employees and officers are required to comply with the Code of Ethics.

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

Policy on Equity Ownership

The Company does not have a policy on equity ownership at this time. However, as illustrated in “Certain Beneficial Owners and Management”, two out of our four current officers and directors are beneficial owners of stock of the Company.

Policy Against Hedging

The Company recognizes that hedging against losses in Company shares may disturb the alignment between stockholders and executives that equity awards are intended to build. Accordingly, the Company discourages ‘short sales’ of the Company’s securities by officers, directors and employees.

Compensation Recovery and Clawback Policies

Other than legal requirements under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), we currently do not have any policies in place in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our Chief Executive Officer and Chief Financial Officer. Under the Sarbanes-Oxley Act, our CEO and CFO may be subject to clawbacks in the event of a restatement. Thus, the Board has not deemed any additional recoupment policies to be necessary. We will continue to monitor regulations and trends in this area.

Advisory Board

On March 17, 2021, the Company formed an Advisory Board to provide guidance to the Board of Directors, regarding business development, marketing, acquisitions and other growth initiatives, and on such other matters as the board of directors may from time-to-time request input and guidance on. The Advisory Board has no authority to bind the Company or the board of directors on any matters and was formed only to provide the director(s) non-binding guidance and advice as requested by the Directors from time to time.

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

Whistleblower Protection Policy

The Company adopted a Whistleblower Protection Policy (“Whistleblower Policy”) that applies to all of its directors, officers, employees, consultants, contractors and agents of the Company. The Whistleblower Policy has been reviewed and approved by the Board.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file reports of their ownership of, and transactions in, our common stock with the SEC and to furnish us with copies of the reports they file. Based solely upon our review of the Section 16(a) filings that have been made by our directors and executive officers, we believe that for the year ended December 31, 2021, all Section 16(a) filings were timely filed, except that Jacob D. Cohen, our Chief Executive Officer and Chairman failed to timely report one transaction and as a result one Form 4 filing was not timely made.

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

Name and Principal Position	Fiscal Year Ended December 31	Salary ($)(1)	Bonus ($)	Stock Award (s) *		Option Awards *	All Other Compensation(5)	Total
Jacob D. Cohen, President and CEO	2021	$150,000	—	$950,000	(4)	—	$18,000	$1,118,000
	2020	$120,000	—	$780,000	(3)	—	—	$900,000

Alejandro Rodriguez CEO, EPIQ MD, Inc.	2021	$115,000	—	$1,520,000	(6)	—	—	$1,635,000

Verdie Bowen COO, EPIQ MD, Inc.	2021	$60,000	—	$570,000	(7)	—	—	$630,000

Esteban Alexander, Former COO (2)	2020	$100,000	—	$780,000	(3)	—	—	$880,000

Alan Hernandez, Former CMO (2)	2020	$100,000	—	—		—	—	$100,000

Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. There have been no changes in the Company’s compensation policies since December 31, 2021.

* The fair value of stock issued for services computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 on the date of grant. The fair value of options granted computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 on the date of grant.

(1) $53,500, $25,000 and $25,000 has been accrued to each of Messrs. Cohen, Alexander and Hernandez, respectively, which remains unpaid as of the date of this Report.

(2) On December 15, 2020, (a) Esteban Alexander, the Chief Operating Officer and member of the board of directors of the Company and (b) Luis Alan Hernandez, the Chief Marketing Officer and member of the board of directors of the Company, each provided notice to the board of directors of the Company of their resignation from their respective officer and Board positions, effective December 15, 2020.

(3) Represents the value of 3,000,000 shares of common stock issued on May 22, 2020, valued at $0.26 per share, in consideration for services rendered.

(4) Represents the value of 2,500,000 shares of common stock issued on January 22, 2021, valued at $0.38 per share, in consideration for services rendered.

(5) Represents an automobile allowance of $1,500 per month pursuant to the terms of Mr. Cohen’s employment agreement, dated April 12, 2019.

(6) Represents the value of 4,000,000 shares of common stock issued on January 22, 2021, valued at $0.38 per share, in consideration for services rendered.

(7) Represents the value of 1,500,000 shares of common stock issued on January 22, 2021, valued at $0.38 per share, in consideration for services rendered.

Employment Agreements

Employment Agreement of Jacob D. Cohen, Chief Executive Officer

Concurrent with the Share Exchange Agreement entered into on April 12, 2019, Jacob D. Cohen (“Mr. Cohen” or the “Executive”) entered into an Executive Employment Agreement with the Company (the “Executive Employment Agreement”). Effective on January 12, 2022, the Company entered into a new employment agreement with Mr. Cohen, which replaced and superseded the Executive Employment Agreement (the “New Employment Agreement”).

The New Employment Agreement, which provides for Mr. Cohen to continue to serve as the Company’s Chief Executive Officer, has a three-year term expiring January 12, 2025, provided that the New Employment Agreement automatically extends for additional one year terms thereafter in the event neither party provides the other at least 60 days prior notice of their intention not to renew the terms of the agreement. The New Employment Agreement also requires the Board, subject to certain exceptions, to nominate Mr. Cohen to serve on the Board at each stockholders’ meeting which occurs during the term of the New Employment Agreement and to serve as the Chairman of the Board.

Pursuant to the terms of the New Employment Agreement, Mr. Cohen’s annual compensation package includes (1) a base salary of $180,000 per year, subject to automatic $60,000 annual increases beginning December 31, 2022 and on each December 31 thereafter, along with such other increases as may be determined in the sole discretion of the Board from time to time (the “Base Salary”); (2) a yearly incentive bonus (“Incentive Bonus”) equal to 10% of the net income of the Company and its current and existing and subsequently acquired or organized subsidiaries, determined annually on a consolidated basis by the Company’s independent accounting firm; and (3) an award of 5,000,000 restricted shares of the Company’s common stock as a signing bonus in consideration of Mr. Cohen entering into the New Employment Agreement. Mr. Cohen may also receive additional bonuses awarded from time to time in the discretion of the Board and/or Compensation Committee (if any) in cash, stock or other equity consideration, and the Board of Directors may also increase Mr. Cohen’s salary from time to time, with or without amending the New Employment Agreement, in its discretion. Mr. Cohen is also paid an automobile allowance of $1,500 per month during the term of the New Employment Agreement and is eligible to participate in our stock option plan and other benefit plans.

The agreement prohibits Mr. Cohen from competing against us during the term of the agreement and for a period of twelve months after the termination of the agreement in any state and any other geographic area in which we or our Subsidiaries provide Restricted Services or Restricted Products, directly or indirectly, during the twelve months preceding the date of the termination of the agreement. “Restricted Services” means any online, direct-to-consumer subscription-based telemedicine or life-coaching platform, and any other services that we or our subsidiaries have provided or are researching, developing, performing and/or providing at any time during the two years immediately preceding the date of termination, or which Mr. Cohen has obtained any trade secret or other confidential information about at any time during the two years immediately preceding the date of termination of the agreement. “Restricted Products” means pharmaceutical drugs and other healthcare products and any other product, that we or our subsidiaries have provided or are researching, developing, manufacturing, distributing, purchasing, selling and/or providing at any time during the two years immediately preceding the date the agreement is terminated, or which Mr. Cohen obtained any trade secret or other confidential information in connection with at any time during the two years immediately preceding the date of termination of the agreement.

We may terminate Mr. Cohen’s employment (a) for “cause” (which is defined to include, a material breach of the agreement by Mr. Cohen, any act of misappropriation of funds or embezzlement by Mr. Cohen, Mr. Cohen committing any act of fraud, or Mr. Cohen being indicted of, or pleading guilty or nolo contendere with respect to, theft, fraud, a crime involving moral turpitude, or a felony under federal or applicable state law); (b) in the event Mr. Cohen suffers a physical or mental disability which renders him unable to perform his duties and obligations for either 90 consecutive days or 180 days in any 12-month period; (c) for any reason without “cause”; or (d) upon expiration of the initial term of the agreement (or any renewal) upon notice as provided above. The agreement also automatically terminates upon the death of Mr. Cohen.

Mr. Cohen may terminate his employment (a) for “good reason” (i.e., (i) if his position or duties are modified to such an extent that his duties are no longer consistent with the position of CEO of the Company, (ii) there has been a material breach by us of a material term of the agreement or Mr. Cohen reasonably believes that we are violating any law which would have a material adverse effect on our operations and such violation continues uncured thirty days after such breach and after notice thereof has been provided to us by Mr. Cohen, (iii) Mr. Cohen’s compensation is reduced without his consent, or we fail to pay to Mr. Cohen any compensation due to him upon five days written notice from Mr. Cohen informing us of such failure, (iv) if the Company’s headquarters are relocated to a location more than thirty-five (35) miles from the Company’s current headquarters in Plano, Texas, without his consent, or (v) if Mr. Cohen is also then serving as a member of the Board and is not re-nominated by the Board to serve as a member of the Board at any annual meeting of stockholders of the Company; provided, however, prior to any such termination by Mr. Cohen for “good reason”, Mr. Cohen must first advise us in writing (within 15 days of the occurrence of such event) and provide us 15 days to cure (5 days in connection with the reduction of Mr. Cohen’s salary or the failure to pay amounts owed to him)); (b) for any reason without “good reason”; and (c) upon expiration of the initial term of the agreement (or any renewal) upon notice as provided above.

In the event that Mr. Cohen’s employment is terminated for any reason (not including, however, a termination by us for “cause” or a termination as a result of Mr. Cohen’s death or disability) during the twelve month period following a Change of Control (a “Change of Control Termination”) or in anticipation of a Change of Control, we are required to pay Mr. Cohen, within 60 days following the later of (i) the date of such Change of Control Termination; and (ii) the date of such Change of Control, a cash severance payment in a lump sum in an amount equal to 3.0 times the sum of his current base salary and the amount of the last bonus payable to Mr. Cohen (the “Change of Control Payment”), which amount is due within 60 days of the later of (i) the date of such Change of Control Termination; and (ii) the date of such Change of Control. If Mr. Cohen’s employment terminates due to a Change of Control Termination within six (6) months prior to a Change of Control, it will be deemed to be “in anticipation of a Change of Control” for all purposes. In addition, in the event of a Change of Control, all of Mr. Cohen’s equity-based compensation immediately vests to Mr. Cohen and any outstanding stock options held by Mr. Cohen can be exercised by Mr. Cohen until the earlier of (A) one (1) year from the date of termination and (B) the latest date upon which such stock options would have expired by their original terms under any circumstances, provided that if Mr. Cohen’s employment ends in anticipation of a Change of Control and such equity-based compensation awards or stock options have previously expired pursuant to their terms, the Company is required to pay Mr. Cohen a lump sum payment, payable on the same date as the Change of Control Payment, equal to the black scholes value of the expired and unexercised equity compensation awards and stock options held by Mr. Cohen on the date of termination, based on the value of such awards had they been exercisable through the end of their stated term and had not previously expired. “Change of Control” for the purposes of the agreement means: (a) any person obtaining beneficial ownership representing more than 50% of the total voting power represented by our then outstanding voting securities without the approval of not fewer than two-thirds of our Board of Directors; (b) a merger or consolidation of us whether or not approved by our Board of Directors, other than a merger or consolidation that would result in our voting securities immediately prior thereto continuing to represent at least 50% of the total voting power outstanding immediately after such merger or consolidation, (c) our stockholders approving a plan of complete liquidation or an agreement for the sale or disposition by us of all or substantially all of our assets, or (d) as a result of the election of members to our Board of Directors, a majority of the Board of Directors consists of persons who are not members of the Board of Directors on January 12, 2022, except in the event that such slate of directors is proposed by a committee of the Board or the Board; provided that if the definition of “Change of Control” in our Stock Incentive Plans or Equity Compensation Plans is more favorable than the definition above, then such definition shall be controlling.

If Mr. Cohen’s employment is terminated pursuant to his death or disability, (i) all salary, vacation days, and bonuses accrued through the termination date will be paid to Mr. Cohen’s estate or beneficiaries or to Mr. Cohen, as applicable, in cash within 30 days of the termination date; (ii) 100% of Mr. Cohen’s then current annual Base Salary, as in effect on the date the agreement is terminated (the “Termination Date”), will be paid to Mr. Cohen’s estate or beneficiaries or to Mr. Cohen, as applicable, in cash when due under Texas law; (iii) the pro rata amount of any discretionary bonus and performance bonus he would have been due for the year in which the termination date occurred will be paid to Mr. Cohen’s estate or beneficiaries or to Mr. Cohen, as applicable, at the time when annual bonuses are paid to the Company’s other senior executives for that fiscal year; (iv) Mr. Cohen and his eligible family members will continue to be provided with group health insurance coverage at least equal to that which would have been provided to them if Mr. Cohen’s employment had not been terminated (or at the Company’s election, pay the applicable COBRA premium for such coverage), subject to certain rights which reduce such obligation if Mr. Cohen is covered by health insurance with a substantially similar level of insurance as prior to the termination; and (v) any vested benefits which Mr. Cohen is required or eligible to receive as of the termination date under any plan, contract or agreement of the Company and its affiliates will be paid or provided to Mr. Cohen’s estate or beneficiaries or to Mr. Cohen, as applicable, on a timely basis.

If Mr. Cohen’s employment is terminated pursuant to the end of the initial term (or any renewal term), without “good reason” by Mr. Cohen, or by us for “cause”, Mr. Cohen is entitled to all salary accrued through the termination date and no other benefits other than as required under the terms of employee benefit plans in which Mr. Cohen was participating as of the termination date. Additionally, any unvested stock options or equity compensation held by Mr. Cohen immediately terminate and are forfeited (unless otherwise provided in the applicable award) and any previously vested stock options (or if applicable equity compensation) are subject to the terms and conditions set forth in the applicable Stock Incentive Plan or Equity Compensation Plan, or award agreement, as such may describe the rights and obligations upon termination of employment of Mr. Cohen.

If Mr. Cohen’s employment is terminated by Mr. Cohen for “good reason”, or by us without “cause”, (i) Mr. Cohen will be paid, in two lump sum payments, (a) all salary, vacation days, and bonuses accrued through the termination date, payable when due under Texas law, and (b) an amount, payable within 60 days after the termination date, equal to 3.0 times (the “Severance Multiple”) the sum of (1) the Base Salary then in effect plus (2) the average Incentive Bonus and Discretionary Bonus received by Mr. Cohen for the Company’s one or two most recent complete fiscal years, as applicable at the time of the termination (or, if termination occurs during the first year of employment, a prorated amount), provided that, if less than one year remains in the term of the agreement after the termination date, the Severance Multiple will be 1.0; (ii) the pro rata amount of any discretionary bonus and performance bonus he would have been due for the year in which the termination date occurred will be paid to Mr. Cohen at the time when annual bonuses are paid to the Company’s other senior executives for that fiscal year; and (iii) Mr. Cohen and his eligible family members will continue to be provided with group health insurance coverage at least equal to that which would have been provided to them if Mr. Cohen’s employment had not been terminated (or at the Company’s election, pay the applicable COBRA premium for such coverage), subject to certain rights which reduce such obligation if Mr. Cohen is covered by health insurance with a substantially similar level of insurance as prior to the termination. Additionally, unvested benefits (whether equity or cash benefits and bonuses) will vest immediately upon such termination and any outstanding stock options previously granted to Mr. Cohen will vest immediately upon such termination and will be exercisable until the earlier of (A) one year from the date of termination and (B) the latest date upon which such stock options would have expired by their original terms under any circumstance. Mr. Cohen will also receive any other benefits payable under any other benefit plans in which he is entitled to participate through the termination date, subject to and in accordance with the terms of such plans.

The agreement contains standard assignment of inventions, indemnification and confidentiality provisions. Further, Mr. Cohen is subject to non-solicitation covenants during the term of the agreement and for twelve months thereafter. Although Mr. Cohen will be prohibited from competing with us while he is employed with us, he will only be prohibited from competing for twelve months after his employment with us ends pursuant to the agreement.

Employment Agreement of Dr. Craig Hewitt, Chief Financial Officer

On February 11, 2022, and to become effective the day after the filing of this Report, the Company entered into a Confidential Employment Offer Letter and Summary of Terms and Conditions with Dr. Craig Hewitt (the “Employment Agreement”).

Pursuant to the Employment Agreement, Dr. Hewitt agreed to serve as Chief Financial Officer (“CFO”) of the Company. In his role as CFO Dr. Hewitt’s responsibilities include, but are not limited to, (i) creating, coordinating, and evaluating the financial programs and supporting information systems of the Company to include budgeting, tax planning, and conservation of assets; (ii) assisting the Company by providing all information necessary in connection with the Company’s becoming listed on NASDAQ; (iii) creating investment related documentation and presenting to prospective investors for both debt and equity financings; (iv) developing an organizational chart and layout for the Company; (v) assist in the hiring and development of key individuals across the Company and its subsidiaries; (vi) directing financial audits and providing recommendations for procedural improvements; (vii) approving and coordinating changes and improvements in automated financial and management information systems for the Company; (viii) ensuring compliance with local, state, and federal budgetary reporting requirements; (ix) coordinating the preparation of financial statements, financial reports, tax returns, special analyses, and information reports; (x) developing and implementing finance, accounting, billing, and auditing procedures; (xi) establishing and maintaining appropriate internal control safeguards; (xii) interacting with other managers to provide consultative support to planning initiatives through financial and management information analyses, reports, and recommendations; (xiii) ensuring records systems are maintained in accordance with generally accepted auditing standards; (xiv) developing and directing the implementation of strategic business and/or operational plans, projects, programs, and systems; (xv) reviewing, analyzing, and structuring all potential M&A activity for the Company; (xvi) analyzing cash flow, cost controls, and expenses to guide business leaders; (xvii) analyzing financial statements to pinpoint potential weak areas; (xviii) establishing and implementing short and long-range departmental goals, objectives, policies, and operating procedures; (xix) serving on planning and policy-making committees; and (xx) representing the Company externally to media, government agencies, funding agencies, and the general public.

In consideration for performing such services, which require that Dr. Hewitt allocate his full business efforts to the Company, the Company agreed to pay Dr. Hewitt a starting salary of $48,000 per year, which will be increased to $120,000 if and when the Company achieves a successful uplisting to a national exchange (NASDAQ or NYSE). Additionally, Dr. Hewitt will be eligible to participate in other performance base incentives, benefits, employee stock option plans of the Company. Dr. Hewitt will initially work remotely from his home in Tennessee, but may be required to relocate to the Dallas-Fort Worth area upon the Company’s common stock being listed on a national exchange. Dr. Hewitt’s employment agreement also contains confidentiality terms and requires Dr. Hewitt to enter into a confidentiality and non-disclosure agreement with the Company in connection with his employment by the Company. Dr. Hewitt may also receive additional bonuses awarded from time to time in the discretion of the Board and/or Compensation Committee (if any) in cash, stock or other equity consideration, and the Board of Directors may also increase Mr. Hewitt’s salary from time to time, with or without amending the Employment Agreement, in its discretion.

Employment Agreement of Alejandro Rodriguez, Chief Executive Officer of EPIQ MD, Inc.

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

The “First Performance Benchmarks” are defined as the (a) launch the EPIQ MD Ambassador Program (defined below); (b) EPIQ MD enrolling 10,000 active customers; (c) EPIQ MD enrolling 50,000 active customers by May 31, 2022; and (d) EPIQ MD enrolling 100,000 active customers by March 31, 2023. The “Second Performance Benchmark” is defined as EPIQ MD enrolling 200,000 active customers by March 31, 2024. “Launching of the Ambassador Program” means the commencement and implementation of the direct-sales campaign wherein independent contractors will become sales agents of EPIQ MD for the purposes of soliciting and procuring end-use customers for EPIQ MD’s telemedicine services. As of the date of this Report, none of the First Performance Benchmarks or the Second Performance Benchmarks have been achieved.

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

The board of directors and/or Compensation Committee (if any) may also authorize bonuses payable to Mr. Rodriguez from time to time in their discretion, in cash or securities, and the Board of Directors may also increase Mr. Rodriguez’s salary from time to time, with or without amending the employment agreement, in its discretion.

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

Employment Agreement of Verdie Bowen, President and Chief Operating Officer of EPIQ MD, Inc.

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

As additional consideration pursuant to the agreement, the Company agreed to issue Mr. Bowen (a) 1,500,000 shares of restricted Company common stock, subject to forfeiture and vesting, of which 500,000 shares vest upon the Launching of the Ambassador Program; 500,000 vest upon EPIQ MD reaching the 5,000 active customer mark; and 500,000 vesting upon EPIQ MD reaching the 10,000 active customer mark, provided that all shares shall vest if the Company’s common stock is uplisted to a higher trading exchange; and (b) up to 750,000 shares of EPIQ MD, upon reaching certain milestones, which vest immediately if EPIQ MD completes a spin-off, up-listing and/or a change of control event. As of the date of this Report, none of these benchmarks have been achieved.

The board of directors and/or Compensation Committee (if any) may also authorize bonuses payable to Mr. Bowen from time to time in their discretion, in cash or securities, and the Board of Directors may also increase Mr. Bowen’s salary from time to time, with or without amending the employment agreement, in its discretion.

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

Employment Agreements with Maja Matthews and Sultan Haroon of Epiq Scripts, LLC

Effective on March 4, 2022, EPIQ Scripts entered into employment agreements with Maja Matthews and Sultan Haroon (each an “Employee” or collectively, the “Employees”).

The agreements are substantially identical, except that Mr. Matthews’ agreement provides for Mr. Matthews to serve as EPIQ Scripts’ Director of Business Development and provides for compensation of $125,000 per year; and Mr. Haroon’s agreement provides for him to serve as EPIQ Scripts’ Director of Business Operations and provides for compensation of $100,000 per year.

Each agreement has a one-year term expiring March 4, 2023, provided that the term of each of the agreements automatically extends on a year-to-year basis thereafter, in the event neither party provides the other at least 30 days prior notice of their intention not to renew the terms of the agreement.

The terms of each agreement are discussed below:

The agreement prohibits the Employee from competing against us during the term of the agreement and for a period of twelve months after the termination of the agreement which generally restricts their ability to compete against us in any state and any other geographic area in which we or our subsidiaries provide services or products or in connection with any confidential information obtained from the Company.

We may terminate the Employee’s employment (a) for “cause” (which is defined to include, a material breach of the agreement by the Employee (subject to a 20 day cure right), any act of misappropriation of funds or embezzlement by the Employee, the Employee committing any act of fraud, or the Employee being indicted of, or pleading guilty or nolo contendere with respect to, theft, fraud, a crime involving moral turpitude, or a felony under federal or applicable state law); (b) in the event the Employee suffers a physical or mental disability which renders him unable to perform his duties and obligations for either 90 consecutive days or 180 days in any 12-month period; (c) for any reason without “cause”; or (d) upon expiration of the initial term of the agreement (or any renewal) upon notice as provided above. The agreement also automatically terminates upon the death of the Employee.

The Employee may terminate his employment (a) for “good reason”, including (i) if there has been a material breach by the Company of a material term of the agreement or Employee reasonably believes that the Company is violating any law which would have a material adverse effect on the Company’s operations and such violation continues uncured following twenty days after such breach and after notice thereof has been provided to the Company by the Employee, or (ii) Employee’s compensation is reduced without Employee’s consent, or the Company fails to pay to Employee any compensation due to him upon five days written; or (b) for any reason without “good reason”; and (c) upon expiration of the initial term of the agreement (or any renewal) upon notice as provided above.

If the Employee’s employment is terminated pursuant to his death, his disability, by the Company for cause, by the Employee without “good reason”, or the end of the initial term or any renewal term, the Employee is entitled to salary accrued through the dated of termination and no other benefits other than as required under the terms of employee benefit plans in which Employee was participating as of the termination date.

If the Employee’s employment is terminated for “good reason” or without cause by the Company, the Employee is entitled to continue to receive the base salary due under the agreement at the rate in effect upon the termination of the agreement, for four months following such termination, payable in accordance with the Company’s normal payroll practices and policies, as if Employee’s employment had not terminated.

The agreements contain standard assignment of inventions, indemnification and confidentiality provisions. Further, each Employee is subject to non-solicitation covenants during the term of the agreement and for twelve months thereafter. Although the Employees will be prohibited from competing with us while they are employed with us, they will only be prohibited from competing for twelve months after their employment with us ends pursuant to the agreements.

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

As consideration for providing the services under the Consulting Agreement, we agreed to issue KBHS 1.5 million shares of restricted common stock, which vest immediately upon issuance, to pay KBHS $10,000 per month, and agreed to pay KBHS a 5% finder’s fee on any new business introduced or developed by KBHS and 7.5% of the value of any acquisition or merger created or developed exclusively by KBHS, undertaken by the Company, subject to applicable laws. In the event we fail to pay any consideration due under the Consulting Agreement, such amount accrues interest at the rate of 1.5% per month until paid in full. As of the date of this Report, no payments have been made under the Consulting Agreement.

Director Summary Compensation Table

We grant our Board members options from time to time as consideration for their services to the Board. Our executive officers who are directors are not paid any consideration for their service to the Board separate from the consideration they are paid as executive officers of the Company, as shown above.

The following table sets forth summary information concerning the compensation we paid to non-executive directors during the year ended December 31, 2021:

Name (1)	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Peter “Casey” Jensen	$-	$-	$-	$-
Lorraine D’Alessio	$-	$-	$-	$-
Dr. Kenny Myers	$-	$-	$-	$-

* The table above does not include the amount of any expense reimbursements paid to the above directors. No directors received any Stock Awards, Non-Equity Incentive Plan Compensation, Change in Pension Value and Nonqualified Deferred Compensation Earnings during the period presented. Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(1) Represents the fair value of the grant of certain options to purchase shares of our common stock calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

Outstanding Option Equity Awards at 2021 Fiscal Year End

There were no unvested stock or option awards outstanding at year end held by executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2022 (the “Date of Determination”) by (i) each Named Executive Officer, as such term is defined in “Executive Compensation”, (ii) each member of our board of directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of our common stock or preferred stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our stock listed as owned by such person. The address of each person is deemed to be the address of the Company unless otherwise noted.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of the Date of Determination, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. The percentages are based upon 95,797,773 shares of our common stock outstanding as of the Date of Determination.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, as of the Date of Determination, (a) the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws; and (b) no person owns more than 5% of our common or preferred stock. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 7950 Legacy Drive, Suite 400, Plano, Texas 75024.

Name and Address of Beneficial Owner	Common Shares Beneficially Owned		Common Ownership Percentage	Series A Preferred Stock Shares Beneficially Owned	Series A Preferred Stock Percentage (1)	Total Voting Percentage (2)
Officers and Directors
Jacob D. Cohen	27,500,000	(3)	28.7%	1	100%	71.5%
Alejandro Rodriguez	4,000,000	(4)	4.2%			1.7%
Verdie Bowen	1,500,000		1.6%			*
Peter “Casey” Jensen	251,069		*			- *
Dr. Kenny Myers	-		-		-	-
Lorraine D’Alessio	-		-			-
Dr. Craig Hewitt	-		-	-		-
All officers and directors as a group	33,251,069		34.5%	1	100%	73.2%

Greater than 5% Shareholders
Cavalry Fund I LP (5)	5,023,352		5.0%	—	—%	2.1%
L1 Capital Global Opportunities Master Fund (6)	8,081,267		8.1%	—	—%	3.3%

* Less than 1%.

(1) The Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to sixty percent (60%) of the total vote, so long as such shares are held by directors of the Company.

(2) Based on 234,494,433 total voting shares, including 95,797,773 shares voted by our common stockholders and 143,696,660 voting shares voted by our Series A Preferred Stock holder, Mr. Cohen (see also footnote 1).

(3) The shares of common stock are held in the name of Cohen Enterprises, Inc., which shares Mr. Cohen is deemed to beneficially own due to his ownership of 100% of Cohen Enterprises and his position as President thereof.

(4) The shares of common stock are held in the name of Landa Rodriguez Holdings, LLC., which shares Mr. Rodriguez is deemed to beneficially own due to his control position and majority ownership thereof.

(5) Address: 82 E. Allendale Rd., Ste 5B, Saddle River, NJ 07458. Cavalry Fund I Management LLC, the investment manager of Cavalry Fund I LP, has voting and investment power over these securities. Thomas Walsh is the managing member of Cavalry Fund I Management LLC, which is the general partner of Cavalry Fund I LP. Thomas Walsh disclaims beneficial ownership over these securities. Based solely on the Schedule 13G/A filed by Cavalry Fund I LP on February 4, 2022, which information has not been confirmed by the Company.

(6) Address: 161A Shedden Road, 1 Artillery Court, PO Box 10085, Grand Cayman, Cayman Islands KY1-1001. David Feldman and Joel Arber are the Directors of L1 Capital Global Opportunities Master Fund Ltd. As such, L1 Capital Global Opportunities Master Fund Ltd, Mr. Feldman and Mr. Arber may be deemed to beneficially own the shares of the Company held by L1 Capital Global Opportunities Master Fund. To the extent Mr. Feldman and Mr. Arber are deemed to beneficially own such shares, Mr. Feldman and Mr. Arber disclaim beneficial ownership of these securities for all other purposes. Based solely on the Schedule 13G/A filed by L1 Capital Global Opportunities Master Fund on February 14, 2022, which information has not been confirmed by the Company.

Change of Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2021, with respect to our compensation plans under which common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	-		$-	11,100,000
Equity compensation plans not approved by security holders (2)	-		-	7,565,000
Total		$		$18,665,000

(1) Represents shares available for awards under the Company’s 2021 Equity Incentive Plan.

(2) Represents shares available for awards under the Company’s 2019 Stock Option and Incentive Plan.

2019 Stock Option Plan

On July 5, 2019, the board of directors adopted and approved a 2019 Stock Option and Incentive Plan (the “2019 Plan”). The 2019 Plan is intended to promote the interests of the Company by providing eligible persons with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company as an incentive for them to remain in the service of the Company. The maximum number of shares available to be issued under the 2019 Plan is currently 10,000,000 shares, subject to adjustments for any stock splits, stock dividends or other specified adjustments which may take place in the future. The Company has issued 2,435,000 shares of common stock under the 2019 Plan as of the date of this Report.

The 2019 Plan is administered by the Company’s board of directors. Persons eligible to participate in the 2019 Plan must: (i) be a natural person, (ii) provide bona fide services to the Company, and (iii) provide services to the Company that services are not in connection with the offer or sale of securities in a capital-raising transaction, and do not directly or indirectly promote or maintain a market for the registrant’s securities. All grants under the 2019 Plan are intended to comply with the requirements under Internal Revenue Code Section 409A and activities under the 2019 Plan will be administered accordingly.

Options granted under the 2019 Plan are evidenced by agreement between the recipient and the Company, subject to the following general provisions:(i) a recipient of employee stock option may not exercise any options which would cause him/her/it to hold more than 4.9% of the Company’s issued and outstanding common or voting stock, unless such limitation is waived by providing 61 days’ written notice to the Company, but in no event may exercise options that would cause such recipient to hold more than 9.9% of the Company’s issued and outstanding common or voting stock; and (ii) the term of stock options shall be limited to a maximum of two years, unless otherwise approved by the board of directors.

2021 Stock Option Plan

Effective on July 30, 2021, the majority shareholders approved the adoption of the American International Holdings Corp. 2021 Equity Incentive Plan (the “2021 Plan”), which in accordance with Rule 14c-2 of the Exchange Act, became effective on September 13, 2021, forty days after the date the information statement disclosing the adoption of such 2021 Plan was first made available to shareholders.

The 2021 Plan provides an opportunity for any employee, officer, director, or consultant of the Company, subject to limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) shares in performance of services; or (vi) any combination of the foregoing. In making such determinations, the Board of Directors may take into account the nature of the services rendered by such person, his or her present and potential contribution to the Company’s success, and such other factors as the Board of Directors in its discretion shall deem relevant.

Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the aggregate number of shares of common stock which may be issued pursuant to awards under the 2021 Plan is the sum of (i) 11,100,000 shares, and (ii) an annual increase on April 1st of each calendar year, beginning in 2022 and ending in 2031, in each case subject to the approval of the Board of Directors or the compensation committee of the Company (if any) on or prior to the applicable date, equal to the lesser of (A) five percent (5%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year; (B) 10,000,000 shares of common stock; and (C) such smaller number of shares as determined by the Board of Directors or compensation committee of the of the Company (if any)(the “Share Limit”), also known as an “evergreen” provision. Notwithstanding the foregoing, shares added to the Share Limit are available for issuance as incentive stock options only to the extent that making such shares available for issuance as incentive stock options would not cause any incentive stock option to cease to qualify as such. In the event that the Board of Directors or the compensation committee (if any) does not take action to affirmatively approve an increase in the Share Limit on or prior to the applicable date provided for under the plan, the Share Limit remains at its then current level. Notwithstanding the above, no more than 90,000,000 incentive stock options may be granted pursuant to the terms of the 2021 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

Except as discussed below or otherwise disclosed above under “Item 11. Executive Compensation” or “Note 11 – Loans to Related Parties” to the Company’s audited financial statements included herein under “Item 8. Financial Statements and Supplementary Data”, which information is incorporated by reference where applicable in this “Item 13. Certain Relationships and Related Transactions; And Director Independence” section, the following sets forth a summary of all transactions since the beginning of the fiscal year of 2019, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at the fiscal years end for 2021 and 2020, and in which any related person had or will have a direct or indirect material interest (other than compensation described above under “Item 11. Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Loans from Related Parties

On June 21, 2019, the Company issued a promissory note with a principal amount of $40,000 to a related party (the father of the Company’s CEO, Jacob Cohen) in exchange for $40,000 in cash. The promissory note is unsecured, has a maturity date of June 21, 2020 and accrues interest at the rate of 8% per annum until paid in full by the Company. Furthermore, the Company issued 50,000 shares of the Company’s common stock to the related party investor as further consideration to enter into the loan with the Company. The Company issued 50,000 shares of common stock valued at $0.10 per share or $5,000, which was accounted for as a discount on the note. This note was repaid in full in March 2020.

On September 9, 2019, the Company issued a promissory note with a principal amount of $100,000 to a related party (the father of the Company’s CEO, Jacob Cohen) in exchange for $100,000 in cash. The promissory note is unsecured, has a maturity date of September 9, 2020 and accrues interest at the rate of 8% per annum until paid in full by the Company. Furthermore, the Company issued 100,000 shares of the Company’s common stock to the related party investor as further consideration to enter into the loan with the Company. The Company issued 100,000 shares of common stock valued at $1.00 per share or $100,000, which was accounted for a discount on the note. This note was repaid in full in August 2020.

As of December 31, 2021, the short-term note payable to Kemah Development Texas, LP, a company owned by Dror Family Trust, a former related party totaled $13,473.

On September 27, 2021, October 29, 2021, November 2, 2021, and November 12, 2021, Jacob Cohen, our Chief Executive Officer, advanced the Company, $50,000, $15,000, $10,000, and $40,000, respectively, which loans are payable upon demand and not bearing interest. This amount was repaid in November, 2021.

Long-Term Debt to Related Parties

On April 12, 2019 the Company entered into individual share exchange agreements and promissory notes with each of Daniel Dror, Winfred Fields and former directors Everett Bassie (also the former CFO of the Company) and Charles Zeller (the “AMIH Shareholders”), whereby the AMIH Shareholders agreed to cancel and exchange a total of 5,900,000 shares of their AMIH common stock. The Company issued individual promissory notes with an aggregate principal balance of $350,000 (the “Promissory Notes”) for cancellation of the 5,900,000 shares of common stock. The Promissory Notes have a term of two years and accrue interest at the rate of 10% per annum until paid in full by the Company. As of December 31, 2019, 4,250,000 shares were returned to Treasury for cancellation, and 1,650,000 shares were cancelled in 2020. The Company accrued $18,956 and $29,956 of interest on these notes during the years ended December 31, 2020 and 2021, respectively.

The Company incurred long term debt in the amount of $37,027 during the year ended December 31, 2019 to purchase equipment used in its operations. The total purchase price was $37,027, with the Company making a down payment in the amount of $3,000. The note is due in monthly payments of $1,258.50, including interest at 8%, due in September 2021. Due to the Company’s discontinued operations of its MedSpas, the equipment was returned in the third quarter of 2020. As of December 31, 2020 and 2021, the balance of the note was $0.

At December 31, 2021, accrued compensation was $103,500, representing $53,500 as owed to Jacob Cohen, the Company’s CEO and $25,000 owed to each of Alan Hernandez and Esteban Alexander, the Company’s former officers and directors.

Additional Transactions

On July 5, 2019, our board of directors adopted and approved our 2019 Stock Option and Incentive Plan. The Plan is intended to promote the interests of our Company by providing eligible person with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company as an incentive for them to remain in the service of the Company. The maximum number of shares available to be issued under the Plan is currently 10,000,000 shares, subject to adjustments for any stock splits, stock dividends or other specified adjustments which may take place in the future. The Company issued a total of 2,535,000 shares to eligible persons under the Plan and recorded a total $2,193,550 as Stock Based Compensation against these issuances for the year ended December 31, 2021.

On January 13, 2020, and with an effective date of December 31, 2019, the Company sold 100% of its interest in YS Brands to its then current officers and directors, Jacob Cohen, Alan Hernandez and Esteban Alexander, in consideration of $300 in cash.

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

On January 12, 2022, the Company issued an award of 5,000,000 restricted shares of the Company’s common stock as a signing bonus in consideration of Mr. Cohen entering into his new Employment Agreement with the Company.

Review, Approval and Ratification of Related Party Transactions

The Audit Committee of the Board of Directors of the Company is tasked with reviewing and approving any issues relating to conflicts of interests and all related party transactions of the Company (“Related Party Transactions”). The Audit Committee, in undertaking such review and will analyze the following factors, in addition to any other factors the Audit Committee deems appropriate, in determining whether to approve a Related Party Transaction: (1) the fairness of the terms for the Company (including fairness from a financial point of view); (2) the materiality of the transaction; (3) bids / terms for such transaction from unrelated parties; (4) the structure of the transaction; (5) the policies, rules and regulations of the U.S. federal and state securities laws; (6) the policies of the Committee; and (7) interests of each related party in the transaction.

The Audit Committee will only approve a Related Party Transaction if the Audit Committee determines that the terms of the Related Party Transaction are beneficial and fair (including fair from a financial point of view) to the Company and are lawful under the laws of the United States. In the event multiple members of the Audit Committee are deemed a related party, the Related Party Transaction will be considered by the disinterested members of the Board of Directors in place of the Committee.

In addition, our Code of Ethics (described above under “Code of Ethics”), which is applicable to all of our employees, officers and directors, requires that all employees, officers and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests.

Director Independence

Our common stock is currently quoted on the OTCQB Market maintained by OTC Markets. The OTCQB Market does not require us to have independent members of our board of directors. Notwithstanding that, our board of directors has determined that Peter “Casey” Jensen, Lorraine D’Alessio, and Dr. Kenny Myers are “independent” pursuant to the rules of the NASDAQ Capital Market.

As described above, we do not currently have a separately designated nominating or compensation committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

Our independent public accounting firm is M&K CPAs, PLLC, Houston, Texas, PCAOB Auditor ID 2738.

The Company’s board of directors has appointed M&K CPAs, PLLC, which firm has issued its report on our financial statements for the years ended December 31, 2021 and 2020.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by M&K CPAs, PLLC for the audit of the Company’s annual financial statements for the years ended December 31, 2021 and 2020, and fees billed for other services rendered by M&K CPAs, PLLC during those years. All of the services described below were approved by the board of directors.

	2021		2020
Audit fees (1)		$36,000	$22,000
Audit-related fees (2)	$		$—
Tax fees (3)	$		$—
All other fees	$		$—

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

It is the policy of our board of directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our board of directors. Our board of directors pre-approved all services, audit and non-audit related, provided to us by M&K CPAs, PLLC for 2021 and 2020.

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

(3)	Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation, as amended	10-K	000-50912	3.1	6/26/2020
3.2	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of International American Technologies, Inc.	SB-2	333-138902	4(iii)1	11/22/2006
3.3	Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock of International American Technologies, Inc.	SB-2	333-138902	4(iiii)2	11/22/2006
3.4	Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock of Hammons Industries, Inc.	8-K	000-50912	4(iii)3	9/26/2007
3.5	Amended and Restated Certificate of Designations of American International Holdings Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Preferred Stock, filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.1	5/21/2020
3.6	Amended and Restated Certificate of Designation of American International Holdings Corp. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock, filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.2	5/21/2020

3.7	Certificate of Withdrawal of Certificate of Designation of Series C Convertible Preferred Stock filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.3	5/21/2020
3.8	Bylaws of Unlimited Coatings Corporation	10-SB/12G	000-50912	3(ii)	8/18/04
4.1*	Description of Registered Securities					X
10.1***	American Holdings International Corp. 2019 Employee Stock Option Plan, dated July 5, 2019	8-K	000-50912	1.1	7/8/2019
10.2	Share Exchange Agreement and Promissory Note, dated as of April 12, 2019, by and between American Holdings International Corp. and Daniel Dror	8-K	000-50912	10.1	6/7/2019
10.3	Share Exchange Agreement and Promissory Note, dated as of April 12, 2019, by and between American Holdings International Corp. and Winfred Fields	8-K	000-50912	10.2	6/7/2019
10.4	Share Exchange Agreement and Promissory Note, dated as of April 12, 2019, by and between American Holdings International Corp. and Everett Bassie	8-K	000-50912	10.3	6/7/2019
10.5	Share Exchange Agreement and Promissory Note, dated as of April 12, 2019, by and between American Holdings International Corp. and Charles Zeller	8-K	000-50912	10.4	6/7/2019
10.6***	Executive Employment Agreement, dated as of April 12, 2019, by and between American Holdings International Corp. and Jacob D. Cohen	8-K	000-50912	10.5	6/7/2019
10.7 ***	Sample Stock Option Award and Stock Option Agreement under 2019 Employee Stock Option Plan	S-8	333-232638	4.2	7/12/2020
10.8	$40,000 Promissory Note with Megan Amason dated July 8, 2019	1-A Pos	024-11080	6.19	1/9/2019
10.9	Form of Warrant to Purchase Common Stock dated January 6, 2021, by American International Holdings Corp. in favor of the holders thereof	8-K	000-50912	10.3	1/12/2021
10.10#	Security Agreement date January 6, 2021, between American International Holdings Corp., VISSIA McKinney, LLC, VISSIA Waterway, Inc., EPIQ MD, Inc., Legend Nutrition, Inc., Life Guru, Inc and ZipDoctor, Inc., and in favor of the debtors named therein and collateral agent set forth therein	8-K	000-50912	10.4	1/12/2021
10.12#	Pledge Agreement dated January 6, 2021, by American International Holdings Corp. in favor of the collateral agent set forth thereof	8-K	000-50912	10.5	1/12/2021
10.13 #	Registration Rights Agreement dated January 6, 2021, by American International Holdings Corp. in favor of the investors named thereof	8-K	000-50912	10.6	1/12/2021
10.14 #	Subsidiary Guaranty Agreement between American International Holdings Corp., VISSIA McKinney, LLC, VISSIA Waterway, Inc., EPIQ MD, Inc., Legend Nutrition, Inc., Life Guru, Inc and ZipDoctor, Inc., and in favor of the purchasers named therein and collateral agent set forth therein	8-K	000-50912	10.7	1/12/2021
10.15 ***	January 21, 2021 Employment Agreement between American International Holdings Corp. and Alejandro Rodriquez	8-K	000-50912	10.1	1/22/2021
10.16***	January 21, 2021 Employment Agreement between American International Holdings Corp. and Verdie Bowen	8-K	000-50912	10.2	1/22/2021

10.17	Reduced Fee Agreement between American International Holdings Corp. and The Loev Law Firm, PC dated January 22, 2021	8-K	000-50912	10.3	1/22/2021
10.18	Lock-Up Agreement dated January 22, 2021, between American International Holdings Corp. and the shareholders party thereto	8-K	000-50912	10.4	1/22/2021
10.19	March 8, 2021, Consulting Agreement between American International Holdings Corp. and KBHS, LLC	8-K	000-50912	10.1	3/18/2021
10.20	Form of 6% Original Issue Discount Secured Convertible Promissory Note dated January 6, 2021, by American International Holdings Corp. in favor of the holders thereof	8-K	000-50912	10.3	4/6/2021
10.21#	Securities Purchase Agreement dated June 24, 2021, by and between American International Holdings Corp., and the Investors party thereto	8-K	000-50912	10.1	7/13/2021
10.22	Form of 6% Original Issue Discount Secured Convertible Promissory Note dated June 24, 2021, by American International Holdings Corp. in favor of the holders thereof	8-K	000-50912	10.2	7/13/2021
10.23	Form of Warrant to Purchase Common Stock dated June 24, 2021, by American International Holdings Corp. in favor of the holders thereof	8-K	000-50912	10.3	7/13/2021
10.24#	Registration Rights Agreement dated June 24, 2021, by American International Holdings Corp. in favor of the investors named therein	8-K	000-50912	10.4	7/13/2021
10.25***	American International Holdings Corp. 2021 Equity Incentive Plan	8-K	000-50912	10.1	8/4/2021
10.26	Telemedicine Services Agreement dated August 15, 2021, by and between ZipDoctor, Inc. and Murphy RX, LLC	8-K	000-50912	10.1	8/26/2021
10.27	Form of Securities Purchase Agreement by and between American International Holdings Corp., and each Investor party thereto (November 2021 Offering)	8-K	000-50912	10.1	12/8/2021
10.28	Form of Promissory Note by American International Holdings Corp. in favor of the holders thereof (November 2021 Offering)	8-K	000-50912	10.2	12/8/2021
10.29	Form of Common Stock Purchase Warrant by American International Holdings Corp. in favor of the holders thereof (November 2021 Offering)	8-K	000-50912	10.3	12/8/2021
10.30***	January 12, 2022 Executive Employment Agreement between American International Holdings Corp. and Jacob D. Cohen	8-K	000-50912	10.1	1/18/2022
10.31***	Confidential Employment Offer Letter and Summary of Terms and Conditions dated February 11, 2022, by and between American International Holdings Corp and Craig Hewitt	8-K	000-50912	10.1	2/17/2022
10.32***	Employment Agreement between American International Holdings Corp. and Maja Matthews dated March 4, 2022	8-K	000-50912	10.1	3/08/2022
10.33***	Employment Agreement between American International Holdings Corp. and Sultan Haroon dated March 4, 2022	8-K	000-50912	10.2	3/08/2022
14.1	Code of Ethical Business Conduct	10-K	000-50912	14.1	6/26/2021

21.1*	List of Subsidiaries					X
23.1*	Consent of M&K CPAS, PLLC					X
31.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*					X
32.1**	Certification of Principal Executive Officer and of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**					X
99.1	Charter of the Audit Committee	8-K	000-50912	99.1	10/21/2021
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document					X
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set					X

*	Filed herewith.

**	Furnished herewith.

***	Indicates management contract or compensatory plan or arrangement.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American International Holdings Corp.

By	/s/ Jacob D. Cohen
Jacob D. Cohen
Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial/Accounting Officer)
March 29, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jacob D. Cohen	Chief Executive Officer, President and Director	March 29, 2022
Jacob D. Cohen	(Principal Executive Officer and Principal Financial/Accounting Officer)

/s/ Peter “Casey” Jensen	Director	March 29, 2022
Peter “Casey” Jensen

/s/ Lorraine D’Alessio	Director	March 29, 2022
Lorraine D’Alessio

/s/ Kenny Myers	Director	March 29, 2022
Kenny Myers

