Form 10-Q
period 2022-03-31
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2022-05-20
CIK 1300524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-50912

AMERICAN INTERNATIONAL HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	88-0225318
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7950 Legacy Drive, Suite 400, Plano, Texas	75024
(Address of Principal Executive Offices)	(ZIP Code)

(469) 963-2644

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

The number of shares outstanding of each of the issuer’s classes of equity as of May 20, 2022, is 1,621,662 shares of common stock.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American International Holdings Corp.

Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	March 31, 2022	December 31, 2021

ASSETS
CURRENT ASSETS:
Cash and equivalents	$365,774	$1,209,807
Accounts Receivable	3,883	-
Inventory	-	3,840
TOTAL CURRENT ASSETS	369,657	1,213,647

NON-CURRENT ASSETS
Property and equipment, net of accumulated depreciation of $440	25,948	-
Right-of-use asset - operating lease	61,308	-
Rent deposits	8,091	3,599
Assets of discontinued operations	13,098	14,199
NET NON-CURRENT ASSETS	108,445	17,798

TOTAL ASSETS	$478,102	$1,231,445

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$22,538	$54,918
Accrued interest payable	144,269	93,776
Accrued compensation - related parties	103,500	103,500
Right-of-use liability - operating lease	61,308	-
Convertible notes payable, net of debt discount of $1,771,620 and $2,479,023	923,825	396,419
Loans payable to related parties	123,473	123,473
Loans payable	75,000	75,000
Derivative liabilities	3,653,079	4,141,272
Net liabilities of discontinued operations	4,948	112,199
TOTAL CURRENT LIABILITIES	5,111,940	5,100,557

TOTAL LIABILITIES	5,111,940	5,100,557

STOCKHOLDERS’ DEFICIT
Preferred stock, (par value $0.0001, 5,000,000 shares authorized, of which 1,000,000 and 1,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	100	100
Common stock (par value $.0001, 195,000,000 shares authorized, of which 1,604,782 and 1,407,419 shares issued and outstanding as of March 31, 2022 December 31, 2021, respectively)	161	141
Treasury stock, at cost	(3,894)	(3,894)
Additional paid in capital	17,340,657	16,675,210
Accumulated deficit	(21,970,862)	(20,540,569)
TOTAL STOCKHOLDERS’ DEFICIT	(4,633,738)	(3,869,112)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$478,102	$1,231,445

The accompanying notes are an integral part of these consolidated financial statements.

American International Holdings Corp.

Condensed Consolidated Statements of Operations

	(Unaudited)	(Unaudited)
	For The Three	For The Three
	Months Ended	Months Ended
	March 31, 2022	March 31, 2021

Revenues
Revenues	$10,108	$9,133
Cost of revenues	1,000	3,500
Gross profit (loss)	9,108	5,633

Operating expenses
General and administrative expenses	1,101,384	5,334,689
Total operating expenses	1,101,384	5,334,689

Income (loss) from operations	(1,092,276)	(5,329,056)

Other income (expenses)
Amortization of debt discount	(707,403)	(940,102)
Change in derivative liabilities	398,555	(923,258)
Interest expense	(75,300)	(104,519)
Settlement loss	47,232	(58,059)
Total other expense	(336,916)	(2,025,938)

Loss before income taxes	(1,429,192)	(7,354,994)

Income taxes	-	-

Loss from continuing operations	$(1,429,192)	$(7,354,994)

Discontinued operations:
Loss from discontinued operations	(1,101)	(17,612)
Total discontinued operations	(1,101)	(17,612)

Net loss	$(1,430,293)	$(7,372,606)

Basic income (loss) per share
Continuing operations	$(0.91)	$(6.81)
Discontinued operations	$(0.00)	$(0.02)

Diluted income (loss) per share
Continuing operations	$(0.90)	$(6.81)
Discontinued operations	$(0.90)	$(0.02)

Weighted average number of shares outstanding
Basic	1,576,627	1,079,706
Diluted	1,582,392	1,079,706

The accompanying notes are an integral part of these consolidated financial statements.

American International Holdings Corp.

Consolidated Statement of Changes in Stockholders’ Deficit

(Unaudited)

							Additional	Common	Retained		Total
	Preferred Stock A		Preferred Stock B		Common Stock		Paid-in	Stock	Earnings	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Stock	(Deficit)

Balance, December 31, 2020	1,000,000	$100	-	$-	917,781	$92	$9,172,453	$-	$(10,559,658)	$(3,894)	$(1,391,007)

Imputed interest	-	-	-	-	-	-	539	-	-	-	539

Reclassification of derivative liabilities due to note conversion	-	-	-	-	-	-	763,241	-	-	-	763,241

Issuance of Series B preferred shares for In Process Research and Development	-	-	500,000	50	-	-	601,802	-	-	-	601,852

Issuance of common shares for Series B preferred shares conversion	-	-	(500,000)	(50)	34,294	3	47	-	-	-	-

Issuance of common shares under private placement	-	-	-	-	3,333	0	100,000	-	-	-	100,000

Issuance of common shares for note settlement	-	-	-	-	45,509	5	502,045	-	-	-	502,050

Issuance of shares for services - related parties	-	-	-	-	108,333	11	2,510,639	-	-	-	2,510,650

Issuance of shares for services	-	-	-	-	88,333	9	1,712,731	-	-	-	1,712,740

Issuance of common shares for debt settlement	-	-	-	-	11,813	1	119,524	-	-	-	119,525

Net loss	-	-	-	-	-	-	-	-	(7,372,606)	-	(7,372,606)

Balance, March 31, 2021	1,000,000	$100	-	$-	1,209,396	$121	$15,483,021	$-	$(17,932,264)	$(3,894)	$(2,453,016)

							Additional	Common	Retained		Total
	Preferred Stock A		Preferred Stock B		Common Stock		Paid-in	Stock	Earnings	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Stock	(Deficit)

Balance, December 31, 2021	1,000,000	$100	-	$-	1,407,418	$141	$16,675,210	$-	$(20,540,569)	$(3,894)	$(3,869,112)

Reclassification of derivative liabilities due to note conversion	-	-	-	-	-	-	89,638	-	-	-	89,638

Issuance of common shares for note conversion and settlement	-	-	-	-	84,878	9	204,796	-	-	-	204,805

Issuance of shares for services – related parties	-	-	-	-	23,717	2	86,122	-	-	-	86,124

Issuance of shares for services	-	-	-	-	88,768	9	284,991	-	-	-	285,000

Net loss	-	-	-	-	-	-	-	-	(1,430,293)	-	(1,430,293)

Balance, March 31, 2022	1,000,000	$100	-	$-	1,604,782	$161	$17,340,657	$-	$(21,970,862)	$(3,894)	$(4,633,838)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Condensed Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	March 31, 2022	March 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,429,192)	$(7,354,994)
Net loss from discontinued operations	(1,101)	(17,612)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Amortization of debt discount	707,403	940,102
Change in derivative liabilities	(398,555)	(433,181)
Depreciation	440	1,071
Derivatives expenses	-	1,356,439
Imputed interest expense	-	539
Loss on loans settlement	-	58,059
Stock issued for services rendered	371,126	4,223,390
Stock issued for in process research and development	-	601,852
(Increase) decrease in operating assets:
Accounts receivable	(3,883)	-
Inventory	3,840	(3,840)
Prepaid expenses	-	(2,032)
Rent Deposit	(4,492)	(567)
(Decrease) increase in operating liabilities:
Accounts payable	(32,380)	(11,216)
Accrued interest payable	75,300	998
Accrued compensation - related parties	-	(3,000)
NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(711,494)	(643,992)
NET CASH USED IN OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	(106,101)	(11,077)
NET CASH USED IN OPERATING ACTIVITIES	(817,595)	(655,069)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures for property and equipment	(26,388)	-
NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(26,388)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS	-	-
NET CASH USED IN INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS	(26,388)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings - related parties	-	9,820
(Repayment) to borrowings - related parties	-	(15,486)
Proceeds from borrowings	-	1,363,000
(Repayment) to borrowings	-	(377,500)
Proceeds from sales of stock	-	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	-	1,079,834
NET CASH USED IN FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS	(50)	(12,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(50)	1,067,834

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(844,033)	412,765

CASH AND CASH EQUIVALENTS:
Beginning of period	1,209,807	25,144
End of period	$365,774	$437,909

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$106,677

Non-cash transactions:
Common shares issued for notes conversion	$204,805	$502,050
Common shares issued for loan settlement	$-	$111,466
Discounts on convertible notes	$-	$1,450,000
Lease Inception	$69,439	$-
Settlement of derivative liabilities	$89,638	$763,241

The accompanying notes are an integral part of these consolidated financial statements.

American International Holdings Corp.

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2021. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

Impact of COVID-19 Pandemic on Consolidated Financial Statements. The outbreak of the 2019 novel coronavirus disease (“COVID-19”), which was declared a global pandemic by the World Health Organization on March 11, 2020, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread has severely impacted the U.S. and world economies, the market for health spa services, nutrition supplements and our other business offerings during the end of the first quarter of 2020, and continuing through the end of 2020 and into 2021. Government mandated ‘stay-at-home’ and similar orders have to date, and may in the future, prevent us from operating. In late 2020, we made the decision to discontinue operations of our VISSIA Waterway, Inc. (“VISSIA Waterway”) and VISSIA McKinney (“VISSA McKinney”) MedSpa locations due to declines in customers and issues staffing such facilities, each as a result of the pandemic. Additionally, our Legend Nutrition store saw a deep decline in sales due to social distancing orders and decreases in customers who were willing to venture out to brick-and-mortar establishments during 2020. Legend Nutrition’s lease was up January 31, 2021, and the Company chose to not renew the lease, closed the store, and will not continue in this line of business moving forward. We also decided to cease offering construction services around July 2021.

As of the date of this Report, our operations are limited, and consist mainly of ZipDoctor, Inc., Life Guru, Inc., Mangoceuticals, Inc., EPIQ Scripts, LLC, and EPIQ MD, Inc.

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

As discussed in greater detail under Note 16 – Subsequent Events, below, effective on May 12, 2022, the Company affected a 1-for-60 reverse stock split of its issued and outstanding common stock by the filing of a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada (filed on May 6, 2022 and effective on May 12, 2022)(the “Reverse Stock Split”). The Reverse Stock Split has been retroactively reflected throughout this Report. Also on May 6, 2022, a Second Amended and Restated designation of the Company’s Series A Preferred Stock was filed and became effective with the Secretary of State of Nevada, whereby, among other things, a 1,000-for-1 forward stock split of the outstanding Series A Preferred Stock of the Company was effected, which has also been retroactively reflected throughout this Report.

Note 2 - Organization, Ownership and Business

Prior to May 31, 2018, the Company was a 93.2% owned subsidiary of American International Industries, Inc. (“American” or “AMIN”) (OTCQB: AMIN). Effective May 31, 2018, the Company issued 168,333 shares of restricted common stock. As a result of the issuance of the common shares, a change in control occurred. American International Industries, Inc. ownership decreased from 93.2% to 6.4%. Effective April 12, 2019, the Company changed its business focus to the services of medical spas.

On April 12, 2019, the Company entered into a Share Exchange Agreement (the “Agreement”) with Novopelle Diamond, LLC (“Novopelle”) and all three members of Novopelle, pursuant to which the Company issued 300,000 shares of the Company common stock to the members (three individuals) of Novopelle Diamond, LLC (“Novopelle”), a Texas limited company, to acquire 100% of the membership interests of Novopelle. The issuance of these shares represents a change in control of the Company. Concurrent with the issuance, Jacob Cohen, Esteban Alexander and Alan Hernandez, representing the three former members of Novopelle, were elected to the board of directors and to the office of Chief Executive Officer, Chief Operating Officer and Chief Marketing officer of the Company, respectively (provided that Mr. Alexander and Mr. Hernandez no longer serve as officers or directors of the Company). Everett Bassie and Charles Zeller resigned as board members of the Company. This transaction was treated as a reverse acquisition for accounting purposes, with the Company remaining the parent company and Novopelle (which has since been renamed VISSIA McKinney, LLC) becoming a wholly-owned subsidiary of the Company.

On April 28, 2020, the Company incorporated a wholly-owned subsidiary, ZipDoctor, Inc. (“ZipDoctor”) in the State of Texas. ZipDoctor plans to provide its customers with unlimited, 24/7 access to board certified physicians and licensed mental and behavioral health counselors and therapists via a newly developed, monthly subscription based online telemedicine platform. ZipDoctor was launched in August 2020 and has generated nominal revenues through the quarter ended March 31, 2022.

On May 15, 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) with Global Career Networks Inc, a Delaware corporation (the “GCN”), the sole owner of Life Guru, Inc., a Delaware corporation (“Life Guru”). Pursuant to the SPA, the Company acquired a 51% interest in Life Guru from GCN. As consideration for the purchase of the 51% ownership interest in Life Guru, the Company issued to GCN 500,000 shares of its then newly designated Series B Convertible Preferred Stock, which had an agreed upon value of $500,000 ($1.00 per share), and agreed to issue GCN up to an additional 1,500,000 shares of Series B Convertible Preferred Stock (with an agreed upon value of $1,500,000) upon reaching certain milestones, of which 500,000 shares of Series B Convertible Preferred Stock were issued and which other 1,000,000 shares of contingently issuable shares are no longer issuable.

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

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: VISSIA McKinney, LLC (f/k/a Novopelle Diamond, LLC), VISSIA Waterway, Inc. (f/k/a Novopelle Waterway, Inc.), Novopelle Tyler, Inc., Legend Nutrition, Inc., Capitol City Solutions USA, Inc. EPIQ MD, Inc., ZipDoctor, Inc., Mangoceuticals, Inc. and its majority-owned subsidiary, Life Guru, Inc and EPIQ Scripts, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Note 4 – Property and Equipment

Property and equipment from continuing operations were as follows on March 31, 2022, and December 31, 2021:

	March 31, 2022	December 31, 2021
Leasehold improvements	-	-
Furniture & fixtures	26,388	-
	26,388	-
Less accumulated depreciation and amortization	(440)	-
Net property and equipment	$25,948	$-

Property and equipment from discontinued operations were as follows on March 31, 2022, and December 31, 2021:

	March 31, 2022	December 31, 2021
Leasehold improvement	4,262	4,262
Furniture & fixtures	18,830	18,830
Equipment	-	-
	23,092	23,092
Less accumulated depreciation and amortization	(9,993)	(8,823)
Net property and equipment	$13,099	$14,269

Depreciation and amortization expense from continuing operations for the three months ended March 31, 2022, and 2021 was $440 and $1,071, respectively. Depreciation and amortization expense from discontinued operations for the three months ended March 31, 2022, and 2021 was $1,171 and $4,294, respectively.

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

Note 6 – Licensing Agreement

On June 27, 2019, the Company executed an exclusive license agreement with Novo MedSpa Addison Corp (“Novo Medspa”) providing the Company with the exclusive rights to the Novopelle brand and to establish new Novopelle branded MedSpa locations on a worldwide basis (the “Exclusive License”). In consideration for the Exclusive License, the Company paid Novo MedSpa a one-time cash payment of $40,000 and issued to Novo MedSpa 4,167 shares of the Company’s common stock. The 4,167 post-reverse stock split shares of the Company’s common stock were valued at $6.00 per share or $25,000.

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

Note 7 – Other assets

On May 15, 2020, the Company executed a securities purchase agreement with Global Career Networks Inc, a Delaware corporation (the “Seller”), the sole owner of Life Guru, pursuant to which the Company purchased from the Seller, a 51% interest in the capital stock of Life Guru, representing an aggregate of 2,040 shares of Life Guru’s common stock. Life Guru owns and operates the LifeGuru.me website which is currently in development and is anticipated to be fully launched in the fourth quarter of 2020. In consideration for the purchase, the Company agreed to issue the Seller 500,000 shares of the Company’s Series B Preferred Stock at closing, which occurred on May 15, 2020. Up to an additional 1,500,000 Series B Preferred Stock shares will were to be issuable to the Seller upon Life Guru meeting certain milestones, provided that such milestones are met prior to the earlier of (i) one (1) year after closing; and (ii) thirty (30) days after the Company has provided the Seller written notice of a breach by the Seller of any provision of the SPA, which breach has not been reasonably cured within such thirty (30) day period (such earlier date of (i) and (ii), the “Milestone Termination Date”):

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

The 51% owned subsidiary is a consolidated entity which requires the presentation of noncontrolling interest in the consolidated statements of operations for the three months ended March 31, 2022. As there was minimal activity for the entity as of March 31, 2022, minimal assets and liabilities and, no noncontrolling interest were presented at the period ended March 31, 2022. Since the asset is not substantiating a future cash flow, the Company determined an impairment adjustment was necessary for the periods presented. Investment in Life Guru of $605,488 was impaired in full during the fourth quarter of 2020.

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

Note 8 – Capital lease

On June 17, 2020, the Company entered into an agreement with a vendor to purchase equipment used in its spa operations. Pursuant to the agreement, the Company agreed to pay a total amount of $44,722 in 24 installments, or $1,819 per month plus tax. The outstanding balance of this capital lease was $34,987 as of December 31, 2020. Due to the discontinued operation, the Company returned equipment in the first quarter of 2021. The Company impaired $1,455 to bring the asset down to the value of the liability. As of December 31, 2021, the Company was released from the capital lease with outstanding balance of $0.

On July 14, 2020, the Company entered into an agreement with a vendor to purchase equipment used in its spa operations. Pursuant to the agreement, the Company agreed to pay a total amount of $44,722 in 24 installments, or $1,819 per month plus tax. The outstanding balance of this capital lease was $31,457 as of December 31, 2020. Due to the discontinued operation, the Company returned equipment in the first quarter of 2021. The Company impaired $5,991 to bring the asset down to the value of the liability. As of December 31, 2021, the Company was released from the capital lease with outstanding balance of $0.

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

As of March 30, 2021, the Company had one leasing agreement subject to Accounting Standards Codification (ASC) 842.

Location 1 – EPIQ Scripts, LLC

On February 15, 2022, the Company recognized an operating right-of-use asset in the amount of $113,794 and an operating lease liability in the amount of $69,439 in connection with Location 1. The lease term is seventeen (17) months and expires in July 2023.

The following is a schedule, by year, of maturities of lease liabilities as of March 31, 2022:

2022	36,960
2023	28,747
Total undiscounted cash flow	65,707
Less imputed interest (8%)	(4,399)
Present value of lease liabilities	$61,308

The operating lease right-of-use asset net balance at March 31, 2022 related to this location was $61,308.

Note 10 – Accrued Compensation for Related Parties

At March 31, 2022, accrued compensation was $103,500, representing $53,500 as owed to Jacob Cohen, the Company’s CEO and $25,000 owed to each of Alan Hernandez and Esteban Alexander, the Company’s former officers and directors.

Note 11 – Notes Payable

Notes payable represents the following at March 31, 2022:

Note payable to an individual dated July 8, 2019 for $40,000, with interest at 8% per annum and due on July 8, 2020. The Note is currently past due.	40,000

Note payable dated July 7, 2020 for $50,000, with interest at 5% per annum and due on July 7, 2021. The Note is unsecured.	$50,000

Note payable of $53,000 dated August 5, 2020 for cash of $53,000, with interest at 8% per annum and due on November 5, 2021. The annual interest rate will increase to 22% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%. The note, accrued interest and early payment penalty totaling $70,736 was paid during the three months ended March 31, 2021.	53,000
Less: Repayment	(53,000)
-

Note payable of $105,000 dated August 11, 2020 for cash of $100,000, net of original issue discount of $5,000, with one-time interest charge of 8% payable and due on May 11, 2021. The outstanding balance of the Note will be increase by 135% if in default. The Note is a convertible promissory note. The conversion price equals the lower of $30 per share (as adjusted for the reverse stock split) or 60% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 40%. The note and accrued interest totaling $111,466 was settled by the issuance of 11,813 post-reverse split common shares of the Company and $50,000 in cash. The note and accrued interest were converted at $9.68 per share (as adjusted for the reverse stock split) and settled with additional shares valued at $27 (as adjusted for the reverse stock split) per share. Accordingly, the Company recorded a loss on loan settlement of $58,059 during the three months ended March 31, 2021.	$105,000
Less: Repayment	(105,000)
-

Note payable of $53,000 dated September 14, 2020 for cash of $53,000, with interest at 8% per annum and due on December 14, 2021. The annual interest rate will increase to 22% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%. The note, accrued interest and early payment penalty totaling $70,736 was paid during the three months ended March 31, 2021.	$53,000
Less: Repayment	(53,000)
-

Note payable to an unrelated party dated September 11, 2020 for $4,000, with no interest and due on demand.	$4,000

Note payable to an unrelated party dated September 16, 2020 for $5,000, with no interest and due on demand.	$5,000

Note payable of $56,750 dated October 12, 2020, for cash of $52,750, with interest at 8% per annum and due on October 12, 2021. The annual interest rate will increase to 24% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $3.00 per share or 60% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 40%. The Note and accrued interest totaling $56,750 was converted into 12,682 post-reverse split common shares of the Company within the terms of the note during the quarter ended June 30, 2021.	$56,750
Less: Repayment	(56,750)
-

Note payable of $138,00 dated November 13, 2020 for cash of $138,000, with interest at 8% per annum and due on November 13, 2021. The annual interest rate will increase to 18% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%. The note, accrued interest and early payment penalty totaling $183,483 was paid during the three months ended March 31, 2021.	$138,000
Less: Repayment	(138,000)
-

Note payable of $83,500 dated December 2, 2020 for cash of $83,500, with interest at 8% per annum and due on March 2, 2022. The annual interest rate will increase to 22% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%. The note, accrued interest and early payment penalty totaling $104,527 was paid during the three months ended March 31, 2021.	$83,500
Less: Repayment	(83,500)
-

Note payable of $425,000 dated January 6, 2021 for cash of $400,000, with interest at 6% per annum and due on January 7, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $3.00 or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%. The note and accrued interest totaling $437,359 was converted into 42,500 post-reverse stock split common shares of the Company within the terms of the note during the quarter ended June 30, 2021.	$425,000
Less: Conversion	(425,000)
-

Note payable of $425,000 dated January 6, 2021 for cash of $400,000, with interest at 6% per annum and due on January 7, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $3.00 or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%. The note and accrued interest totaling $437,297 was converted into 53,675 post-reverse stock split common shares of the Company within the terms of the note during the quarter ended June 30, 2021.	$425,000
Less: Conversion	(425,000)
-

Note payable of $300,000 dated March 30, 2021 for cash of $282,000, with interest at 6% per annum and due on March 30, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $14.62 (as adjusted for the reverse stock split) or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%.	$300,000

Note payable of $300,000 dated March 30, 2021 for cash of $282,000, with interest at 6% per annum and due on March 30, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $14.62 (as adjusted for the reverse stock split) or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%. A partial conversion of the Note and accrued interest totaling $175,233 was converted into 53,041 post-reverse stock split common shares of the Company within the terms of the note as of the quarter ended March 31, 2022.	$300,000
Less: Conversion	(150,000)
150,000

Note payable of $265,958 dated June 24, 2021 for cash of $250,000, with interest at 6% per annum and due on June 24, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $14.62 (based on post-reverse stock split) or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%. A partial conversion of note totaling $169,356 was converted into 59,833 post-reverse stock split common shares of the Company within the terms of the note as of the quarter ended March 31, 2022.	$265,958
Less: Conversion	(169,356)
96,602

Note payable of $271,958 dated June 24, 2021 for cash of $256,000, with interest at 6% per annum and due on June 24, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $14.62 (as adjusted for the reverse stock split) or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%. A partial conversion of the note and accrued interest totaling $170,000 was converted into 57,544 post-reverse stock split shares of the Company within the terms of the note as of quarter ended March 31, 2022.	$271,958
Less: Conversion	(163,115)
108,843

The Company had a short-term advance payable in amount of $50,000 to an unrelated party, with no interest and due on demand. As of March 31, 2022, the short term advance was repaid in full.	$50,000
Less: Repayment	$(50,000)
-

Note payable of $750,000 dated November 22, 2021 for cash of $750,000, with interest at 10% per annum and due on June 24, 2022. The annual interest rate will increase to 16% or the maximum amount permitted by law if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $4,50 (as adjusted for the reverse stock split) or 80% of the offering price per share of Common Stock at which the Company offers shares of Common Stock in a public offering which results in the Common Stock being uplisted on a national stock exchange or Nasdaq, that occurs within 220 days from the date the Notes are issued (an “Uplist Offering”).	$750,000

Note payable of $500,000 dated November 30, 2021 for cash of $500,000, with interest at 10% per annum and due on November 30, 2022. The annual interest rate will increase to 16% or the maximum amount permitted by law if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $4.50 (as adjusted for the reverse stock split) or 80% of the offering price per share of Common Stock at which the Uplist Offering is made.	$500,000

Note payable of $250,000 dated December 1, 2021 for cash of $250,000, with interest at 10% per annum and due on December 1, 2022. The annual interest rate will increase to 16% or the maximum amount permitted by law if in default. The Note is a convertible promissory note. The conversion price equals the lessor of 4.50 (as adjusted for the reverse stock split) or 80% of the offering price per share of Common Stock at which the Uplist Offering is made.	$250,000

Note payable of $500,000 dated December 2, 2021 for cash of $500,000, with interest at 10% per annum and due on December 2, 2022. The annual interest rate will increase to 16% or the maximum amount permitted by law if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $4.50 (as adjusted for the reverse stock split) or 80% of the offering price per share of Common Stock at which the Uplist Offering is made.	$500,000

As of March 31, 2022 the Company had a short-term Advance payable in amount of $20,000 to a unrelated party, with no interest and due on demand.	$20,000

$2,774,445
Less: unamortized discount	(1,771,620)
Total	$1,002,825
Short term convertible notes, net of discount of $1,771,620	$923,825
Long-term convertible notes, net of discount of $0	$-
Short-term non-convertible notes – continuing operations	$75,000
Short-term non-convertible notes – discontinued operations	$4,000
Long-term non-convertible notes	$0

Note 12 – Loans from Related Parties

On April 12, 2019, the Company entered into individual share exchange agreements and promissory notes with each of Daniel Dror, Winfred Fields and former Directors Everett Bassie and Charles Zeller (the “AMIH Shareholders”), whereby the AMIH Shareholders agreed to cancel and exchange a total of 98,334 post-reverse stock split shares of their AMIH common stock. The Company issued individual promissory notes with an aggregate principal amount of $350,000 (the “Promissory Notes”) for cancellation of the 98,334 post-reverse stock split common shares. The Promissory Notes have a term of two years and accrue interest at the rate of 10% per annum until paid in full by the Company. The Company recorded interest of $7,506 on these notes during the year ended December 31, 2020. The accrued interest on these notes was $18,982 as of December 31, 2020. The Note and accrued interest totaling $ 280,108 was settled by the issuance of 57,942 post-reverse stock split common shares of the Company. The shares were valued at $18.60 and $16.20 (as adjusted for the reverse stock split) per share based on the market price at the settlement date. Accordingly, the Company recorded a loss on loan settlement of $758,601 during the year ended December 31, 2020.	$350,000
Less: Conversion	(240,000)
110,000

As of March 31, 2022, the Company had a short-term note payable in the amount of $13,473 to Kemah Development Texas, LP, a company owned by Dror Family Trust, a related party.	13,473

As of March 31, 2022, outstanding loan balances payable to the Company’s CEO and board member, Jacob Cohen, were $0 with no interest and due on demand	50
Less: payment	(50)
-

$123,473
Less: unamortized discount	0
Total	$123,473
Long-term loan from related parties	$-
Short-term loan from related parties – continuing operations	$123,473
Short-term loan from related parties – discontinued operations	$-

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

The Convertible Note derivatives were valued as of December 31, 2021, at issuance, at conversion and at March 31, 2022, as set forth in the table below.

Derivative liabilities as of December 31, 2021	$4,141,272
Initial derivative liabilities at new note issuance	-
Initial loss	-
Conversion	(89,638)
Mark to market changes	(398,555)
Derivatives liabilities as of March 31, 2022	$3,653,079

As of March 31, 2022, the Company had derivative liabilities of $3,653,079, and recorded changes in derivative liabilities in the amount of $398,555 during the three months ended March 31, 2022.

The following assumptions were used for the valuation of the derivative liability related to the Notes:

-	The stock price would fluctuate with the Company’s projected volatility;
-	The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of the Company and the term remaining for each note ranged from 116% through 206% at issuance, conversion, and quarters ends;
-	The Company would not redeem the notes;
-	An event of default adjusting the interest rate would occur initially 0% of the time for all notes with increases 1% per month to a maximum of 10% with the corresponding penalty;
-	The Company would raise capital quarterly at market, which could trigger a reset event; and
-	The Holder would convert the note monthly if the Company was not in default.

The following assumptions were used for the valuation of the warrant derivative liability related to the Notes:

-	The stock price would fluctuate with the Company’s projected volatility;
-	The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of the Company and the term remaining for each note ranged from 166% through 166.9% at issuance, conversion, and quarters ends.
-	The Warrants with the fixed $12.00, $21.00, and $30.00 exercise prices are subject to full ratchet reset provisions;
-	The Company would raise capital quarterly at market, which could trigger a reset event;
-	The cash flows are discounted to net present values using risk free rates; discount rates were based on risk free rates in effect based on the remaining term;
-	The occurrence of a fundamental transaction by a public company was estimated at 2.5% after 2.5 years and 5% prior to maturity; and
-	The Holder would hold the warrant to maturity (5-year terms) at which point it could exercise the warrant if the warrant were in the money.

Note 14 – Capital Stock

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $0.0001 par value, of which 1,000,000 shares were designated as Series A Preferred Stock and 2,000,000 were designated as Series B Preferred stock, the balance of 2,000,000 shares of preferred stock were undesignated as of March 31, 2022.

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

In the first quarter of 2021, the Company issued 500,000 shares of Series B Preferred Shares to a third party for services related to research and development. The shares were subsequently converted into 572 post-reverse stock split shares of common stock. The shares were valued at $601,582.

The Company has one million post forward split shares of Series A Preferred Stock outstanding as of March 31, 2022 and December 31, 2021. As of March 31, 2022, and December 31, 2021, no shares of Series B Preferred Stock were issued and outstanding.

Common Stock

The Company is authorized to issue up to 195,000,000 shares of common stock, $0.0001 par value, of which 1,604,782 post-reverse stock split shares were issued and outstanding as of March 31, 2022 and 1,407,418 post-reverse stock split common stock shares were issued and outstanding at December 31, 2021.

In the first quarter of 2022, the Company issued 112,485 post-reverse stock split shares of the Company’s common stock in consideration for services performed by employee, directors and non-employee consultants. The shares were valued at $101,124 based on the market price on the date of agreement.

In the first quarter of 2022, the Company issued 84,878 post-reverse stock split common shares to investors in exchange for $204,805 of principal and accrued interest owed under the terms and conditions of convertible notes as issued.

Note 15 – Going Concern

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying financial statements, the Company has a net loss from continuing operations of $1,429,191 for the three months ended March 31, 2022, and net loss from continuing operations of $7,354,994 for the three months ended March 31, 2021, a loss from discontinued operation of $1,101 and $17,612 for the three months ended March 31, 2022 and 2021, respectively, and an accumulated deficit of $21,970,862 as of March 31, 2022. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. There can be no assurance that the Company will become commercially viable without additional financing, the availability, and terms of which are uncertain. If the Company cannot secure necessary capital when needed on commercially reasonable terms, its business, condition (financial and otherwise) and commercial viability may be harmed. Although management believes that it will be able to successfully execute its business plan, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

AMIH vs. Winfred Fields

On November 11, 2019, the Company filed an original petition and jury demand against Winfred Fields, a shareholder, in the 458th Judicial District Court of Fort Bend County seeking damages related to breach of contract and fraud related charges. The Company executed an exchange agreement with Mr. Fields on or around April 12, 2019 whereby Mr. Fields was required to tender to the Company a total of 10,833 of the 12,500 shares of the Company’s common stock that Mr. Fields then owned (the “Exchanged Shares”) in exchange for a promissory note with a maturity date of April 12, 2021 payable in the amount of $42,500 (the “Fields Note”) (see also “Note 12 – Loans from Related Parties”). The Exchange Agreement required that Mr. Fields immediately return the stock certificates for the Exchanged Shares to the Company or its designated agent for immediate cancellation and for Mr. Fields to retain the remaining 100,000 shares. Mr. Fields agreed in the Exchange Agreement that these shares would not become unrestricted until such time as Mr. Fields received an opinion of counsel satisfactory to the Company that the shares were not restricted for trade under SEC regulations. After executing the Exchange Agreement, Mr. Fields—rather than return the Exchanged Shares or obtain said opinion of counsel—attempted to deposit and trade the Exchanged Shares and the restricted shares, which was a direct violation of the Exchange Agreement. The Company asserts that Mr. Fields knowingly, willingly and fraudulently attempted to deposit and trade the Exchanged Shares and is seeking damages and equitable relief. Upon several attempts to serve Mr. Fields, service was perfected on or around February 3, 2020. On March 2, 2020, Mr. Fields filed a response generally denying all claims. On May 22, 2020, the Company filed its first request for production and request for disclosure and discovery insisting that Mr. Fields produce all documentation related to the fraudulent transaction and is awaiting a response to these requested discovery items. The outcome of this action is currently unknown at this time. In November 2019, the Company recovered 650,000 shares from Mr. Fields which were cancelled in 2019.

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

Capitol City Solutions USA, Inc. vs. Peak Living, LLC and PC Gateway, LLC

On November 1, 2021, the Company’s subsidiary, Capitol City Solutions USA, Inc. (CCS), filed a petition against PC Gateway and Peak Living, LLC (“Peak Living”) in the 58th Judicial District Court of Jefferson County Texas demanding the payment of the final invoice as delivered to Peak Living in the amount of $2,069,908 representing the balance as owed to CCS for substantial supplemental charges (including but not limited to dehumidifiers, various material cost and labor increases, code compliance costs, and additional profit and overhead). Throughout the term of a project completed by CCS for Peak Living, Peak Living instructed CCS to perform additional work beyond the original scope of the contracted agreement and fully understood that CCS expected to be compensated at the fair market value for the additional labor and materials. In addition to seeking actual and statutory damages, CCS is seeking to recover attorney’s fees, prejudgment and post judgment interest, costs of court and has further placed a constitutional lien on the PC Gateway property, known as Gateway Village, located at 2825 12th Street, Beaumont, Texas, 77705 and which is the subject of the lawsuit. Based on information received through the discovery process, CCS entered into a Settlement Agreement and Release on March 29, 2022, with Peak Living whereby CCS agreed to dismiss Peak Living of all claims under the lawsuit.

Note 17 – Discontinued Operations

During 2021, the Company decided to discontinue the operation of its VISSIA McKinney, VISSIA Waterway, Legend Nutrition, Capitol City Solutions USA, Inc. subsidiaries. VISSIA McKinney, VISSIA Waterway, Legend Nutrition, Capitol City Solutions USA, Inc. have been presented as discontinued operations in the accompanying consolidated financial statements and are summarized below:

	Three Months Ended March 31,
	2022	2021
Revenue	$-	$2,530
Cost of revenue	-	-
Gross profit	-	2,530
Operating expenses	(1,101)	(20,142)
Loss from operations	(1,101)	(17,612)
Other income (expenses)	-	-
Loss	$(1,101)	$(17,612)

Note 18 – Subsequent Events

On April 15, 2022, the Company issued 16,667 shares of the Company’s common stock to eligible persons under the Plan for compensation rendered. The shares were valued at $2.40 per share or $40,000.

On August 4, 2021, effective on July 30, 2021, Cohen Enterprises, Inc, which is beneficially owned by our Chief Executive Officer and director, Jacob D. Cohen, and Mr. Cohen directly, the holders of 375,000 shares of the Company’s common stock, representing 29.4% of the outstanding shares of the Company’s common stock as of such date, and holders of one (1) share of the Company’s Series A Preferred Stock, representing 1,913,242 voting shares as of such date (collectively, the “Majority Stockholders”), representing an aggregate of 2,288,242 total voting shares or 71.8% of the 3,188,736 total voting shares as of such date, executed a written consent in lieu of the fiscal 2021 annual meeting of stockholders (the “Majority Stockholder Consent”), approving among other things, the grant of discretionary authority for our Board of Directors, without further shareholder approval, to effect a reverse stock split of all of the outstanding common stock of the Company, by the filing of an amendment to our Articles of Incorporation with the Secretary of State of Nevada, in a ratio of between one-for-two and one-for-sixty, with the Company’s Board of Directors having the discretion as to whether or not the reverse split is to be effected, and with the exact exchange ratio of any reverse split to be set at a whole number within the above range as determined by the Board of Directors in its sole discretion, at any time before the earlier of (a) July 30, 2022; and (b) the date of the Company’s 2022 annual meeting of stockholders (the “Shareholder Authority”).

On January 25, 2022, our board of directors, pursuant to such shareholder authority, approved a stock split ratio of 1-for-60 (“Reverse Stock Split”), provided that such approval was subject in all cases to approval of such Reverse Stock Split by the Financial Industry Regulatory Authority (FINRA), and the filing of an amendment to the Articles of Incorporation of the Company with the Secretary of State of Nevada. On May 6, 2022, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of Nevada to affect the Reverse Stock Split (the “Amendment”), which became effective at 1:00 A.M., Eastern Standard Time, on May 12, 2022.

The Reverse Stock Split became effective at 1:00 A.M., Eastern Standard Time, on May 12, 2022 (the “Effective Date”), and at the start of trading on May 13, 2022, the shares of common stock began trading on a split-adjusted basis. On the Effective Date, the total number of shares of the Company’s common stock held by each shareholder will be converted automatically into the number of whole shares of common stock equal to (i) the number of issued and outstanding shares of common stock held by such shareholder immediately prior to the Reverse Stock Split, divided by (ii) sixty (60).

On May 6, 2022, the Company’s Board of Directors and its Chief Executive Officer, President, and Director, Jacob D. Cohen, as the then sole shareholder of the Company’s Series A Preferred Stock (pursuant to a written consent to action without meeting of the sole Series A Preferred Stock shareholder), approved the adoption of, and filing of, a Second Amended and Restated Certificate of Designations of American International Holdings Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of its Series A Convertible Preferred Stock (the “Second Amended and Restated Designation”), which was filed with, and became effective with, the Secretary of State of Nevada on the same date. The Second Amended and Restated Designation designated 1,000,000 shares of Series A Convertible Preferred Stock. The Board of Directors approved the terms of the Second Amended and Restated Designation as additional consideration to Mr. Cohen for his services to the Company.

Upon the filing and effectiveness of the Second Amended and Restated Designation with the Secretary of State of the State of Nevada, each outstanding share of Series A Preferred Stock of the Company (the “Old Stock”) was automatically split, reclassified and converted into 1,000,000 shares of Series A Preferred Stock having the rights and privileges described in the Second Amended and Restated Designation (the “New Stock”), as described below. As a result, Mr. Cohen, as the sole holder of the one outstanding share of the Old Stock prior to the filing of the Second Amended and Restated Designation, became the holder of all 1,000,000 authorized, issued, and outstanding shares of the New Stock immediately upon the effectiveness of such filing. Notwithstanding such reverse-stock split, there was no change to the immediate voting rights of such Series A Convertible Preferred Stock as a result of such reverse-stock split.

The Second Amended and Restated Designation provides for the Series A Convertible Preferred Stock (the “Series A Preferred Stock”) to have the following rights:

Dividend Rights. The Series A Preferred Stock do not accrue dividends.

Liquidation Preference. The Series A Preferred Stock have no liquidation preference.

Conversion Rights. Each holder of Series A Preferred Stock may, at its option, convert its shares of Series A Preferred Stock (each a “Series A Conversion”) into that number of shares of common stock equal to the holder’s pro rata share of all Series A Preferred Stock then issued and outstanding, multiplied by (i) 60%, minus the aggregate percentage of the Company’s outstanding common stock previously converted by holders of the Series A Preferred Stock, through such applicable date (for example, if prior to the applicable date of determination, shares of Series A Preferred Stock have been converted into 3% of the outstanding shares of common stock as of such date of determination, the Series A Preferred Stock would, in aggregate, be convertible into 57% of the then outstanding shares of common stock of the Company), multiplied by (ii) the outstanding shares of our common stock outstanding immediately after such conversion, divided by (iii) the total number of shares of Series A Preferred Stock then outstanding. No individual conversion by any individual holder shall be in an amount greater than 9.99% of the outstanding common stock of the Company on the date on which the holder delivers notice of such conversion to the Company (the “Individual Conversion Limitation”). The result of the above, is that such Series A Preferred Stock is convertible into 60% of the Company’s outstanding common stock (on a post-conversion basis, i.e., 150% of the Company’s outstanding common stock on a pre-conversion basis) currently.

Voting Rights.Each holder of Series A Preferred Stock is entitled to vote its shares of Series A Preferred Stock on an as-converted basis as to all shareholder matters, without regard to the Individual Conversion Limitation.

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

Redemption Rights. The Series A Preferred Stock have no redemption rights.

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

(d) Effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of Series A Preferred Stock; or

(e) Alter or change the rights, preferences or privileges of the shares of Series A Preferred Stock so as to affect adversely the shares of such series, including the rights set forth in the Second Amended and Restated Designation.

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

On May 13, 2022, effective May 16, 2022, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC, an accredited investor (“1800 Diagonal”), pursuant to which the Company sold 1800 Diagonal a convertible promissory note in the principal amount of $137,500 (the “1800 Diagonal Note”). The 1800 Diagonal Note accrues interest at a rate of 6% per annum (22% upon the occurrence of an event of default) and has a maturity date of May 13, 2023. The 1800 Diagonal Note included an original issue discount of $9,050, and was purchased for an aggregate of $128,450.

The Company has the right to prepay the 1800 Diagonal Note at any time during the first six months the note is outstanding at the rate of 120% of the unpaid principal amount of the note plus interest. The 1800 Diagonal Note may not be prepaid after the 180th day following the issuance date, unless 1800 Diagonal agrees to such repayment and such terms.

1800 Diagonal may in its option, at any time beginning 180 days after the date of the note, convert the outstanding principal and interest on the 1800 Diagonal Note into shares of our common stock at a conversion price per share equal to 75% of the lowest daily volume weighted average price (“VWAP”) of our common stock during the 7 days trading days prior to the date of conversion; provided that such conversion price cannot be lower than 75% of the VWAP on May 13, 2022, provided that if the daily VWAP on any 7 consecutive trading days is ever less than the then applicable floor price, the applicable floor price is reduced to 75% of the VWAP on such seventh trading day. We agreed to reserve three and one half times the number of shares of our common stock which may be issuable upon conversion of the 1800 Diagonal Note at all times (initially 1,527,777 shares of common stock).

The 1800 Diagonal Note provides for standard and customary events of default such as failing to timely make payments under the 1800 Diagonal Note when due, the failure of the Company to timely comply with the Securities Exchange Act of 1934, as amended, reporting requirements and the failure to maintain a listing on the OTC Markets. The 1800 Diagonal Note also contains customary positive and negative covenants. The 1800 Diagonal Note includes penalties and damages payable to 1800 Diagonal in the event we do not comply with the terms of such note, including in the event we do not issue shares of common stock to 1800 Diagonal upon conversion of the note within the time periods set forth therein. Additionally, upon the occurrence of certain defaults, as described in the 1800 Diagonal Note, we are required to pay 1800 Diagonal liquidated damages in addition to the amount owed under the 1800 Diagonal Note (including in some cases up to 300% of the amount of the note and in other cases the value of the shares which 1800 Diagonal could have been issued upon the full conversion of the note after including default fees equal to 150% of the amount of such note).

The 1800 Diagonal Note also includes a right of first refusal which prevents the Company from undertaking a financing in an amount less than $150,000 in the nine months following the date of the 1800 Diagonal Note, without first providing 1800 Diagonal a right of first refusal to provide such funding on proposed terms.

At no time may the 1800 Diagonal Note be converted into shares of our common stock if such conversion would result in 1800 Diagonal and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock.

We hope to repay the 1800 Diagonal Note prior to any conversion. In the event that the 1800 Diagonal Note is not repaid in cash in its entirety, Company shareholders may suffer significant dilution if, and to the extent that, the balance of the 1800 Diagonal Note is converted into common stock.

On and effective on May 19, 2022, Dr. Craig A. Hewitt resigned as Chief Financial Officer and Principal Financial/Accounting Officer of the Company. Dr. Hewitt’s resignation was not the result of any dispute related to accounting policies or internal controls or any other disagreement with the Company. Dr. Hewitt had served as Chief Financial Officer and Principal Financial/Accounting Officer since March 30, 2022. As a result of Dr. Hewitt’s resignation as discussed above, Mr. Jacob D. Cohen, the Chief Executive Officer of the Company became the acting Principal Financial/Accounting Officer of the Company effective May 19, 2022. Further, the February 11, 2022 Confidential Employment Offer Letter and Summary of Terms and Conditions entered into between the Company and Dr. Hewitt was terminated on May 19, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion should be read in conjunction with the American International Holdings Corp. financial statements and accompanying notes included elsewhere in this Report.

All references to years relate to the fiscal year ended December 31 of the particular year.

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II. Other Information - Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 29, 2022 (the “Annual Report”).

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

Effective on May 12, 2022, the Company affected a 1-for-60 reverse stock split of its issued and outstanding common stock by the filing of a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada (filed on May 6, 2022 and effective on May 12, 2022)(the “Reverse Stock Split”). The Reverse Stock Split has been retroactively reflected in the disclosures below. Also on May 6, 2022, a Second Amended and Restated designation of the Company’s Series A Preferred Stock was filed and became effective with the Secretary of State of Nevada, whereby, among other things, a 1,000-for-1 forward stock split of the outstanding Series A Preferred Stock of the Company was effected, which has also been retroactively reflected below.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Business of the Company and Recent Events. Discussion of our business and recent events affecting us, to provide context for the remainder of MD&A.

●	Plan of Operations. Discussion of our strategy moving forward and how we plan to seek to increase stockholder value.

●	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2022, and 2021.

●	Liquidity and Capital Resources. A discussion of our financial condition, including descriptions of balance sheet information and cash flows.

●	Critical Accounting Policies and Estimates. Critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Business of the Company and Recent Events

A description of the Company’s business operations, assets and divisions can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 29, 2022, under the heading “Item 1. Business”. Except as set forth below under “Recent Events” such information as set forth in the Form 10-K remains accurate and current.

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

As of the date of this Report, our operations are limited, and consist mainly of ZipDoctor, Inc., Life Guru, Inc., Mangoceuticals, Inc., EPIQ Scripts, LLC and EPIQ MD, Inc.

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

The Company intends to continue to grow its business both organically and through identifying acquisition targets over the next 12 months in the technology, health and wellness space. Specifically, the Company plans to continue to make additional and ongoing technology enhancements to its Life Guru life coaching platform, further develop, market and advertise its telemedicine platform, and identify strategic acquisitions that complement the Company’s vision of bridging the gap between primary care, preventative care and wellness. As these opportunities arise, the Company will determine the best method for financing such acquisitions and growth which may include the issuance of additional debt instruments, common stock, preferred stock, or a combination thereof, all of which may result in significant dilution to existing shareholders.

Results of Operations

Revenues

We had revenues of $10,108 for the three months ended March 31, 2022, compared to revenues of $9,133 for the three months ended March 31, 2021.

We recognized revenues in accordance with Accounting Standards Codification (ASC) Topic 606. A five-step process has been designed for the individual or pool of contracts to keep financial statements focused on this principle. Revenues from fixed-price and cost-plus contracts are recognized on the percentage of completion method, whereby revenues on long-term contracts were recorded on the basis of the Company’s estimates of the percentage of completion of contracts based on the ratio of actual cost incurred to total estimated costs. This cost-to-cost method was used because management considered it to be the best available measure of progress on these contacts. Revenues from cost-plus-fee contracts were recognized on the basis of costs incurred during the period plus the fee earned, measured on the cost-to-cost method. Revenues from time-and-material and rate chart contracts were recognized currently as work is performed. During the three ended March 31, 2022, we recognized revenues of $10,108 in connection with membership income from ZipDoctor and EPIQ MD.

Cost of Revenues

We had cost of revenues of $1,000 and $3,500 for the three months ended March 31, 2022 and 2021, respectively. Cost of revenues includes a subscription to an online medical platform. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to cost and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period. Claims for additional contract revenue are recognized when realization of the claim is probable and the amount can be reasonably determined.

The cost of revenues in the three months ended March 31, 2022, was primarily associated with the membership income from EPIQ MD, Inc.

The cost of revenues in the three ended March 31, 2021, was primarily associated with the membership income from ZipDoctor.

Cost of revenues as a percentage of revenues was 10% and 38% for the three months ended March 31, 2022 and 2021, respectively. Cost of revenues as a percentage of revenue decreased for the three ended March 31, 2022, compared to the prior period in 2021, as a result of the revenues being generated from a different subsidiary.

Operating Expenses

General and administrative expenses were $1,101,384 and $5,334,689 for the three months ended March 31, 2022 and 2021, respectively. General and administrative expenses included stock-based compensation in the amount of $292,500, professional expenses incurred as a public company such as legal in the amount of $47,258 and financial reporting, accounting and auditing compliance in amount of $92,108, for the three months ended March 31, 2022. The decrease in 2022 was due primarily to amounts allocated towards stock-based compensation.

Other Expenses

During the three months ended March 31, 2022, and 2021, we incurred interest expense of $75,300 and $104,519, respectively, of which $0 and $539, respectively, were recorded as imputed interest in connection with related party loans.

Amortization of debt discount was $707,403 and $940,102 during the three months ended March 31, 2022 and 2021.

We had a gain of $398,555 and a loss of $923,258 during the three months ended March 31, 2022, and 2021, respectively, due to change in derivative liabilities, amortization of debt discount, and operating expenses. See also “Note 13 – Derivative Liabilities”, to the notes to unaudited financial statements included above for a more detailed discussion of gain (loss) in derivative liabilities which is non-cash.

We had a net settlement gain of $47,232 for the three months ended March 31, 2022, compared to a net settlement loss of $58,059 for the three months ended March 31, 2021, each, in connection with lease settlements, that occurred during the respective periods.

Discontinued operations

Customer traffic and demand at our VISSIA Waterway, Inc. and VISSIA McKinney MedSpa locations which were re-opened after mandatory closures associated with COVID-19 in June and August 2020, respectively, failed to rebound to pre-closure levels due to COVID-19 and the pandemic’s effects on the economy, and because we are unable to predict the length of the pandemic or ultimate outcome thereof, and further due to our limited capital resources, effective in October 2020, we made the decision to close both our VISSIA Waterway, Inc. and VISSIA McKinney locations and discontinued such operations. While such locations are closed, they are not generating any revenue. The continuing expenses, without corresponding revenues, may have a significant negative affect on our results of operations and cash flows. Separately, Legend Nutrition’s lease was up January 31, 2021, and the Company chose not to renew the lease, closed the store, and not continue in that line of business moving forward. During the fourth quarter of 2021, the Company chose to discontinue the operation of Capitol City Solution, Inc.

VISSIA Waterway, Inc., VISSIA McKinney LLC, Legend Nutrition, Capitol City Solution, Inc. (collectively referred to as “Discontinued Subsidiaries”) have been presented as discontinued operations in the accompanying consolidated financial statements for the three months ended March 31, 2022, and 2021, and are summarized below:

	Three Month Ended March 31,
	2022	2021
Revenue	$-	$2,530
Cost of revenue	-	-
Gross profit	-	2,530
Operating expenses	(1,101)	(20,142)
Loss from operations	(1,101)	(17,612)
Other income (expenses)	-	-
Loss	$(1,101)	$(17,612)

	As of
	March 31, 2022	December 31, 2021
Assets of discontinued operations - current	$-	$-
Assets of discontinued operation - intangible	-	-
Assets of discontinued operations - non-current	13,098	14,199
Net liabilities of discontinued operations	$4,948	$112,199

Net Loss

We had a net loss of $1,429,191, or $0.91 per share from continuing operations and net loss of $1,101 or $0.00 per share from discontinued operations during the three months ended March 31, 2022, for a total net loss of $1,430,292 or $0.90 per share. We had a net loss of $7,354,994, or $6.81 per share from continuing operations and $17,612 or $0.00 per share from discontinued operations during the three months ended March 31, 2021, totaling an aggregate of $7,372,606 or $0.02 per share in total net loss. The decrease in net loss in 2022 was primarily attributable to non-cash expenses during 2021 in connection with stock-based compensation, amortization of debt discount, the change in derivative values associated with outstanding convertible debt, settlement loss in connection with the common shares issued for notes settlement, offset by the decrease in gross profit and revenues, each as discussed above.

Liquidity and Capital Resources

As of March 31, 2022, and December 31, 2021, the Company had total assets of $478,103 and $1,231,445, respectively, including $13,098 and $14,199 of assets of discontinued operations, respectively and $365,775 and $1,209,807 of cash, respectively.

As of March 31, 2022, and December 31, 2021, the Company had total liabilities of $5,111,940 and $5,100,557, respectively, which consisted of accounts payable, accrued liabilities, accrued interest and accrued compensation in the amount of $270,306 and $252,194, respectively, rights-of-use liability of $61,308 and $0, respectively, convertible notes payable (net of discount) in amount of $923,825 and $396,419 and loans payable to related parties in amount of $123,473 and $123,473 and non-related parties (net of discount) in the amounts of $75,000, and $75,000, and derivative liabilities in the amount of $3,653,079 and $4,141,272, respectively. We also had $4,948 and $112,199 of net liabilities related to discontinued operations as of March 31, 2022, and December 31, 2021. Derivative liability, as discussed in greater detail in “Note 13 – Derivative Liabilities”, to the notes to unaudited financial statements included above, was $3,653,079 and $4,141,272, respectively as of March 31, 2022 and December 31, 2021. The Company had a total stockholders’ deficit of $4,633,836 and $3,869,112 as of March 31, 2022, and December 31, 2021, respectively.

During the three months ended March 31, 2022, net cash used in operating activities was $711,493, compared to net cash used in operating activities of $643,992 for the three months ended March 31, 2021. Negative cash flows during the three months ended March 31, 2021, were due primarily to the net loss of $1,429,191 and change in derivative liabilities of $398,555, partially offset by non-cash expenses, including stock-based compensation of $371,126, and amortization of debt discount of $707,403. Comparatively, negative cash flows during the three months ended March 31, 2021, were due primarily to a net loss of $7,354,994 and change in derivative liabilities of $433,181, partially offset by non-cash expenses, including stock-based compensation of $4,223,390, amortization of debt discount of $940,102, derivatives expenses of $1,356,439, and in process research and development of $601,582.

During the three months ended March 31, 2022 and 2021, we had cash used in investing activities of $26,388 and $0 used in investing activities, respectively. The net cash used in investing activities in 2022 was solely attributable to capital expenditures for property and equipment.

During the three months ended March 31, 2022, and 2021, net cash flows provided by financing activities were $0 and $1,067,834, respectively, primarily attributable to the proceeds from notes payable to related parties and non-related parties during the three months ended March 31, 2021. For the three months ended March 31, 2021, net cash provided by financing activities was mainly due to related party borrowings and proceeds from non-related party borrowings of $9,820 and $1,363,000, respectively. We made repayments of $15,486 and $377,500, respectively, in the three months ended March 31, 2021, for related party borrowings and non-related borrowings, respectively. We had proceeds of $100,000 from the sale of stock in 2021 (which shares of stock were sold in connection with our Regulation A offering).

We had cash of $365,775 and a working capital deficit of $4,742,282, as of March 31, 2022. On the short-term basis, we will be required to raise a significant amount of additional funds over the next 12 months to sustain operations and pay outstanding liabilities. On the long-term basis, we will need to raise capital to grow and develop our business.

On March 28, 2022, we repaid Jacob Cohen, our Chief Executive Officer and director, $50 which was advanced in amount of $50 by Mr. Cohen, which loan was payable on demand and non-interest bearing. As of the filing of this Report, we owe Mr. Cohen an aggregate of $0 related to this short term advance .

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. See “Note 1 – Summary of Significant Accounting Policies” to the audited financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Management, with the participation of our Chief Executive Officer (principal executive officer/principal financial/accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Report. As of March 31, 2022, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting as of December 31, 2021 (as described in greater detail in our annual report on Form 10-K for the year ended December 31, 2021), our Chief Executive Officer (principal executive officer/principal financial/accounting officer) has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer/principal financial/accounting officer), as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” of this Form 10-Q from, “Part I - Item 1. Financial Statements” in the Notes to Consolidated Financial Statements under “Note 16 – Commitments and Contingencies”. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Commission on March 29, 2022 (the “Form 10-K”), under the heading “Risk Factors”, which are incorporated by reference herein, except as set forth below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2021, under “Risk Factors”, and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

The risk factor entitled “We have various outstanding convertible notes which are convertible into shares of our common stock at a discount to market.” from the Form 10-K is replaced and superseded by the following:

We have various outstanding convertible notes which are convertible into shares of our common stock at a discount to market.

As of March 31, 2022, we owed approximately $2,695,445 under various convertible promissory notes and as of the date of this Report we owe approximately $2,695,445 under various convertible promissory notes. The conversion prices of the convertible notes are equal to 75% of the market value of our common stock, subject in many cases to adjustments to the conversion prices upon defaults and anti-dilution and other rights which may result in such conversion prices declining. As a result, any conversion of the convertible notes and sale of shares of common stock issuable in connection with the conversion thereof may cause the value of our common stock to decline in value, as described in greater detail under the Risk Factors below. Notwithstanding the above, we hope to repay the convertible notes in full before any conversions take place.

The below are new risk factors not included in the Form 10-K:

We are contemplating starting a process to explore a corporate restructuring.

The Company is contemplating pursuing a corporate restructuring which may include, among other things, a merger, acquisition, or divestiture of certain of the Company’s assets or subsidiaries. The Company does not currently have any plans to go private or cease filing reports with the Securities and Exchange Commission. As part of the corporate restructuring, the Company may seek to divest its healthcare related subsidiaries which may include any or all of the equity or assets of the following: EPIQ MD, Inc., EPIQ Scripts, LLC, LifeGuru, Inc., Mangoceuticals, Inc., and ZipDoctor, Inc. Such divestiture may be to a third party or an affiliate of the Company, on arms-length terms. No definitive agreements have been entered into to date and the ultimate terms of any such agreement(s), if any, are currently unknown. The Company may be unable to complete a corporate restructuring timely, on favorable terms, or at all, and may not be able to obtain required consents and approvals for such a transaction. The outcome of this process may result in the liquidation of the above-named subsidiaries or their assets for significantly less than we paid to acquire or develop them, the write-off of prior expenses incurred in connection with the development of such assets or such assets, and may have a material adverse effect on our results of operations and liquidity. Notwithstanding the above, the Board of Directors will seek to maximize the value of such assets and operations to the extent possible. We may also be unable to complete a corporate restructuring, which may result in us failing to generate any significant revenues and being forced to seek bankruptcy protection.

The issuance of common stock upon conversion of our outstanding Series A Convertible Preferred Stock cause immediate and substantial dilution to existing shareholders.

As of the date of this Report, we had 1,000,000 outstanding shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”), all of which were held by Jacob D. Cohen, the Chief Executive Officer and director of the Company. Each holder of Series A Preferred Stock may, at its option, convert its shares of Series A Preferred Stock (each a “Series A Conversion”) into that number of shares of common stock equal to the holder’s pro rata share of all Series A Preferred Stock then issued and outstanding, multiplied by (i) 60%, minus the aggregate percentage of the Company’s outstanding common stock previously converted by holders of the Series A Preferred Stock, through such applicable date (for example, if prior to the applicable date of determination, shares of Series A Preferred Stock have been converted into 3% of the outstanding shares of common stock as of such date of determination, the Series A Preferred Stock would, in aggregate, be convertible into 57% of the then outstanding shares of common stock of the Company), multiplied by (ii) the outstanding shares of our common stock outstanding immediately after such conversion, divided by (iii) the total number of shares of Series A Preferred Stock then outstanding. No individual conversion by any individual holder shall be in an amount greater than 9.99% of the outstanding common stock of the Company on the date on which the holder delivers notice of such conversion to the Company (the “Individual Conversion Limitation”). The result of the above, is that such Series A Preferred Stock is convertible into 60% of the Company’s outstanding common stock (on a post-conversion basis, i.e., 150% of the Company’s outstanding common stock on a pre-conversion basis) currently. The conversion of the Series A Preferred Stock into common stock of the Company will cause substantial dilution to the then holders of our common stock.

The issuance and sale of common stock upon conversion of our outstanding Series A Preferred Stock may depress the market price of our common stock.

If conversions of our outstanding Series A Preferred Stock and sales of such converted shares take place, the price of our common stock may decline. In addition, the common stock issuable upon conversion of our outstanding Series A Preferred Stock may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb converted shares sold by the holder of the Series A Preferred Stock, then the value of our common stock will likely decrease.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the quarter ended March 31, 2022 and from the period from April 1, 2022 to the filing date of this Report, which have not previously been disclosed in a Current Report on Form 8-K, except as set forth below:

In the first quarter of 2022, the Company issued 112,486 shares of the Company’s common stock in consideration for services performed by employee, directors and non-employee consultants. The shares were valued at $101,124 based on the market price on the date of agreement.

In the first quarter of 2022, the Company issued 84,878 common shares to investors in exchange for $204,805 of principal and accrued interest owed under the terms and conditions of convertible notes as issued.

* * * * * * *

We claim an exemption from registration for the issuances described above, except as otherwise disclosed, or set forth below, were exempt from registration pursuant to Section 4(a)(2), Rule 506 of Regulation D and/or Regulation S of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale, we took take appropriate measures to restrict transfer, and the recipients were (a) “accredited investors”; (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act; and/or (c) were non U.S. persons. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

We claim an exemption from registration afforded by Section 3(a)(9) of the Securities Act, for the above conversions, as the securities were exchanged by the Company with its existing security holders exclusively in transactions where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Articles of Incorporation, as amended	10-K	000-50912	3.1	6/26/2020
3.2	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of International American Technologies, Inc.	SB-2	333-138902	4(iii)1	11/22/2006
3.3	Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock of International American Technologies, Inc.	SB-2	333-138902	4(iiii)2	11/22/2006
3.4	Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock of Hammons Industries, Inc.	8-K	000-50912	4(iii)3	9/26/2007
3.5	Amended and Restated Certificate of Designations of American International Holdings Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series a Preferred Stock, filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.1	5/21/2020
3.6	Amended and Restated Certificate of Designation of American International Holdings Corp. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock, filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.2	5/21/2020

3.7	Certificate of Withdrawal of Certificate of Designation of Series C Convertible Preferred Stock filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.3	5/21/2020
3.8	Certificate of Amendment to Articles of Incorporation of American International Holdings Corp. (1-for-60 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on May 6, 2022, and effective May 13, 2022	8-K	000-50912	3.1	5/12/2022
3.9	Second Amended and Restated Certificate of Designations of American International Holdings Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Convertible Preferred Stock, filed with the Secretary of State of Nevada on May 6, 2022	8-K	000-50912	3.2	5/12/2022
3.10	Bylaws of Unlimited Coatings Corporation	10-SB/12G	000-50912	3(ii)	8/18/04
10.1***	January 12, 2022 Executive Employment Agreement between American International Holdings Corp. and Jacob D. Cohen	8-K	000-50912	10.1	1/18/2022
10.2***	Confidential Employment Offer Letter and Summary of Terms and Conditions dated February 11, 2022, by and between American International Holdings Corp and Craig Hewitt	8-K	000-50912	10.1	2/17/2022
10.3***	Employment Agreement between American International Holdings Corp. and Maja Matthews dated March 4, 2022	8-K	000-50912	10.1	3/8/2022
10.4***	Employment Agreement between American International Holdings Corp. and Sultan Haroon dated March 4, 2022	8-K	000-50912	1021	3/8/2022
10.5	Securities Purchase Agreement between 1800 Diagonal Lending LLC and American International Holdings Corp., dated May 13, 2022, effective May 16, 2022	8-K	000-50912	10.1	5/20/2022
10.6	$137,500 Convertible Promissory Note between 1800 Diagonal Lending LLC and American International Holdings Corp., dated May 13, 2022, effective May 16, 2022	8-K	000-50912	10.2	5/20/2022
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*					X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
101.SCH*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.CAL*	Inline XBRL Taxonomy Extension Schema Document					X
101.DEF*	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.PRE*	Inline XBRL Taxonomy Extension Label Linkbase Document					X
104*	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Filed herewith.
**	Furnished herewith.
***	Indicates management contract or compensatory plan or arrangement.

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
Jacob D. Cohen
Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial/Accounting Officer)
May 20, 2022

