Form 10-Q
period 2022-09-30
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2022-11-16
CIK 1300524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of each of the issuer’s classes of equity as of November 16, 2022, is 12,747,358 shares of common stock.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

●	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;

●	our ability to develop, acquire, and advance services and products for our customer base;

●	the implementation of our business model and strategic plans for our business;

●	the terms of future licensing, operational or management arrangements, and whether we can enter into such arrangements at all;

●	timing and receipt of revenues, if any;

●	the scope of protection we are able to establish and maintain for intellectual property rights and our ability to operate our business without infringing on the intellectual property rights of others;

●	regulatory developments in the United States;

●	our ability to maintain and establish collaborations or obtain additional funding;

●	our financial performance;

●	the effects of COVID-19 and other epidemics and pandemics on our ability to operate, our ability to generate revenues, and the local, U.S. and global economies in general;

●	risks associated with increased inflation, rising interest rates and risks of recessions;

●	risks associated with global conflicts and wars, including the ongoing Russia/Ukraine conflict;

●	risks associated with our telehealth platform;

●	developments and projections relating to our competitors and our industry; and

●	other risks described below under, and incorporated by reference in, “Item 1A. Risk Factors”, below.

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

PART I — FINANCIAL INFORMATION

American International Holdings Corp.

Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	September 30, 2022	December 31, 2021

ASSETS
CURRENT ASSETS:
Cash and equivalents	$165,024	$1,209,807
Inventory	3,299	3,840
Prepaid Expenses	13,262	-
TOTAL CURRENT ASSETS	181,585	1,213,647

NON-CURRENT ASSETS
Property and equipment, net of accumulated depreciation of $7,580	94,778	-
Right-of-use asset - operating lease	37,550	-
Rent deposits	4,492	3,599
Assets of discontinued operations	-	14,199
NET NON-CURRENT ASSETS	136,820	17,798

TOTAL ASSETS	$318,405	$1,231,445

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$25,670	$54,918
Accrued interest payable	185,765	93,776
Accrued compensation - related parties	100,000	103,500
Deferred Revenue - related parties	60,000	-
Right-of-use liability - operating lease	37,550	-
Convertible notes payable, net of debt discount of $816,600 and $2,479,023	2,081,070	396,419
Loans payable to related parties	110,000	123,473
Loans payable	75,000	75,000
Derivative liabilities	3,743,817	4,141,272
Net liabilities of discontinued operations	4,948	112,199
TOTAL CURRENT LIABILITIES	6,423,820	5,100,557

LONG-TERM LIABILITIES
Loans payable	30,158	-
TOTAL LONG-TERM LIABILITIES	30,158	-

TOTAL LIABILITIES	6,453,978	5,100,557

STOCKHOLDERS’ DEFICIT
Preferred stock, (par value $0.0001, 5,000,000 shares authorized, of which 1,000,000 and 1,000,000 shares of Series A Preferred Stock were issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	100	100
Common stock (par value $.0001, 195,000,000 shares authorized, of which 5,207,772 and 1,407,418 shares issued and outstanding as of September 30, 2022 December 31, 2021, respectively)	521	141
Treasury stock, at cost	(3,894)	(3,894)
Common Stock Payable	-	-
Additional paid in capital	17,822,808	16,675,110
Accumulated deficit	(23,726,249)	(20,540,569)
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTED TO PARENTS COMPANY	(5,906,714)	(3,869,112)
Non-controlling interest	(228,859)	-
TOTAL STOCKHOLDERS’ DEFICIT	(6,135,573)	(3,869,112)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$318,405	$1,231,445

The accompanying notes are an integral part of these consolidated financial statements.

American International Holdings Corp.

Condensed Consolidated Statements of Operations

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For The Three	For The Three	For The Nine	For The Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenues
Revenues	$48	$3,831	$13,452	$17,198
Revenue - related party	-	-	-	-
Cost of revenues	500	10,500	6,320	25,738
Gross profit (loss)	(452)	(6,669)	7,132	(8,540)

Operating expenses
General and administrative expenses	384,759	592,283	2,081,267	6,344,163
Total operating expenses	384,759	592,283	2,081,267	6,344,163

Loss from operations	(385,211)	(598,952)	(2,074,135)	(6,352,703)

Other income (expenses)
Amortization of debt discount	(733,122)	(186,521)	(1,894,010)	(1,501,923)
Change in derivative liabilities	(2,060,973)	679,988	428,216	508,808
Gain on disposition of subsidiaries	400	-	323,162	-
Interest expense	(78,333)	(19,621)	(230,805)	(139,003)
Settlement gain (loss)	-	44,254	47,232	(13,805)
Total other expense	(2,872,028)	518,100	(1,326,205)	(1,145,923)

Loss before income taxes	(3,257,239)	(80,852)	(3,400,340)	(7,498,626)

Income taxes	-	-	-	-

Net (loss) from continuing operations	$(3,257,239)	$(80,852)	$(3,400,340)	$(7,498,626)

Discontinued operations:
(Loss) gain from discontinued operations	(11,927)	181,505	(14,199)	169,501
Total income (loss) from discontinued operations	(11,927)	181,505	(14,199)	169,501

Net (loss) attributed to non-controlling interest	(50,668)	-	(228,859)	-

Net income (loss)	$(3,218,498)	$100,653	$(3,185,680)	$(7,329,125)

Basic income (loss) per share
Continuing operations	$(1.02)	$(0.06)	$(1.60)	$(6.21)
Discontinued operations	$(0.00)	$0.15	$(0.01)	$0.14

Diluted income (loss) per share
Continuing operations	$(1.01)	$(0.06)	$(1.58)	$(6.19)
Discontinued operations	$(1.00)	$0.15	$(0.01)	$0.14

Weighted average number of shares outstanding
Basic	3,183,912	1,246,208	2,131,071	1,207,262
Diluted	3,238,785	1,246,208	2,149,429	1,211,742

The accompanying notes are an integral part of these consolidated financial statements.

American International Holdings Corp.

Consolidated Statement of Changes in Stockholders’ Deficit

(Unaudited)

							Additional	Common	Retained			Total
	Preferred Stock A		Preferred Stock B		Common Stock		Paid-in	Stock	Earnings	Noncontrolling	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Interest	Stock	(Deficit)

Balance, December 31, 2020	1,000,000	$100	-	$-	917,781	$92	$9,172,353	$-	$(10,559,658)	$-	$(3,894)	$(1,391,007)

Imputed interest	-	-	-	-	-	-	539	-	-	-	-	539

Reclassification of derivative liabilities due to note conversion	-	-	-	-	-	-	763,241	-	-	-	-	763,241

Issuance of Series B preferred shares for In Process Research and Development	-	-	500,000	50	-	-	601,802	-	-	-	-	601,852

Issuance of common shares for Series B preferred shares conversion	-	-	(500,000)	(50)	34,294	3	47	-	-	-	-	-

Issuance of common shares under private placement	-	-	-	-	3,333	0	100,000	-	-	-	-	100,000

Issuance of common shares for note settlement	-	-	-	-	45,509	5	502,045	-	-	-	-	502,050

Issuance of shares for services - related parties	-	-	-	-	108,333	11	2,510,639	-	-	-	-	2,510,650

Issuance of shares for services	-	-	-	-	88,333	9	1,712,731	-	-	-	-	1,712,740

Issuance of common shares for debt settlement	-	-	-	-	11,813	1	119,524	-	-	-	-	119,525

Net (loss)	-	-	-	-	-	-	-	-	(7,372,606)	-	-	(7,372,606)

Balance, March 31, 2021	1,000,000	$100	-	$-	1,209,396	$121	$15,482,921	$-	$(17,932,264)	$-	$(3,894)	$(2,453,016)

Imputed Interest	-	-	-	-	-	-	477	-	-	-	-	477

Reclassification of derivative liabilities due to note conversion	-	-	-	-	-	-	219,222	-	-	-	-	219,222

Issuance of common shares for note conversion and settlement	-	-	-	-	63,348.23	6	416,630	-	-	-	-	416,636

Net loss	-	-	-	-	-	-	-	-	(57,172)	-	-	(57,172)

Balance, June 30, 2021	1,000,000	$100	$-	$-	1,272,744	$127	$16,119,250	$-	$(17,989,436)	$-	$(3,894)	$(1,873,853)

Imputed Interest	-	-	-	-	-	-	481	-	-	-	-	481

Reclassification of derivative liabilities due to note conversion	-	-	-	-	-	-	57,745	-	-	-	-	57,745

Issuance of common shares for note conversion and settlement	-	-	-	-	50,822	5	156,199	-	-	-	-	156,204

Issuance of shares for services	-	-	-	-	15,250.00	2	68,607	-	-	-	-	68,609

Net loss	-	-	-	-	-	-	-	-	100,652	-	-	100,652

Balance, September 30, 2021	1,000,000	$100	$-	$-	1,338,816	$134	$16,402,282	$-	$(17,888,784)	$-	$(3,894)	$(1,490,162)

							Additional	Common	Retained			Total
	Preferred Stock A		Preferred Stock B		Common Stock		Paid-in	Stock	Earnings	Noncontrolling	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Interest	Stock	(Deficit)

Balance, December 31, 2021	1,000,000	$100	-	$-	1,407,418	$141	$16,675,110	$-	$(20,540,569)	$-	$(3,894)	$(3,869,112)

Reclassification of derivative liabilities due to note conversion	-	-	-	-	-	-	89,638	-	-	-	-	89,638

Issuance of common shares for note conversion and settlement	-	-	-	-	84,878	9	204,796	-	-	-	-	204,805

Issuance of shares for services - related parties	-	-	-	-	23,717	2	86,122	-	-	-	-	86,124

Issuance of shares for services	-	-	-	-	88,768	9	284,991	-	-	-	-	285,000

Net (loss)	-	-	-	-	-	-	-	-	(1,430,293)	-	-	(1,430,293)

Balance, March 31, 2022	1,000,000	$100	-	$-	1,604,781	$161	$17,340,657	$-	$(21,970,862)	$-	$(3,894)	$(4,633,838)

Reclassification of derivative liabilities due to note conversion	-	-	-	-	-	-	21,744	-	-	-	-	21,744

Issuance of common shares for note conversion and settlement	-	-	-	-	301,866	30	52,837	16,170	-	-	-	69,037

Issuance of shares for service	-	-	-	-	-	-	-	500	-	-	-	500

Loan settlement - related parties	-	-	-	-	-	-	14,106	-	-	-	-	14,106

Gain on disposition of subsidiary - related parties	-	-	-	-	-	-	102,092	-	-	-	-	102,092

Rounding up shares due to reverse split	-	-	-	-	21,974	2	(2)	-	-	-	-	-

Net income	-	-	-	-	-	-	-	-	1,284,920	-	-	1,284,920

Balance, June 30, 2022	1,000,000	$100	-	$-	1,928,621	$193	$17,531,434	$16,670	$(20,685,942)	$	$(3,894)	$(3,141,439)

Reclassification of derivative liabilities due to note conversion	-	-	-	-	-	-	63,944	-	-	-	-	63,944

Issuance of common shares for note conversion and settlement	-	-	-	-	2,979,151	298	218,010	(16,170)	-	-	-	202,138

Issuance of shares for service	-	-	-	-	300,000	30	9,420	(500)	-	-	-	8,950

Rounding up shares due to reverse split	-	-	-	-	-	-	-	-	-	-	-	-

Net income	-	-	-	-	-	-	-	-	(3,040,307)	(228,859)	-	(3,269,166)

Balance, September 30, 2022	1,000,000	$100	-	$-	5,207,772	$521	$17,822,808	$-	$(23,726,249)	$(228,859)	$(3,894)	$(6,135,573)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Condensed Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	September 30, 2022	September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,400,340)	$(7,498,626)
Net loss from discontinued operations	(14,199)	169,501
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Amortization of debt discount	1,894,010	1,501,923
Change in derivative liabilities	(622,909)	(1,779,896)
Depreciation	7,580	3,413
Derivatives expenses	440,779	1,271,088
Forgiveness of Loan	-	(45,500)
Imputed interest expense	-	1,497
Interest Expenses	-	24,008
Gain on disposal	(322,762)	-
Loss on loans settlement	-	59,304
Stock issued for services rendered	391,824	4,291,999
Stock issued for in process research and development (Increase) decrease in operating assets:	-	601,852
Inventory	541	(3,840)
Prepaid income (expenses)	(13,262)	3,000
Rent Deposit	(4,492)	(3,599)
(Decrease) increase in operating liabilities:
Accounts payable	15,574	16,946
Accrued interest payable	230,806	8,517
Accrued compensation - related parties	(3,500)	(5,500)
Deferred Revenue	60,000	-
NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(1,380,350)	(1,383,913)
NET CASH USED IN OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	(93,003)	(193,207)
NET CASH USED IN OPERATING ACTIVITIES	(1,473,353)	(1,577,120)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures for property and equipment	(69,457)	-
Net cash proceed from disposition of Mangoceuticals, Inc.	85,753	-
Net cash proceeds from disposition of EPIQ MD, Inc.	297,877	-
NET CASH PROVIDED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS	314,173	-
NET CASH PROVIDED BY USED IN INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS	-	10,000
NET CASH USED IN INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS	314,173	10,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings - related parties	-	59,820
(Repayment) to borrowings - related parties	(2,000)	(34,984)
Proceeds from borrowings	119,189	1,919,000
(Repayment) to borrowings	-	(377,500)
(Repayment) to note payable	(2,742)	-
Proceeds from sales of stock	-	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	114,447	1,666,336
NET CASH USED IN FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS	(50)	(12,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	114,397	1,654,336

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,044,783)	87,216

CASH AND CASH EQUIVALENTS:
Beginning of period	1,209,807	25,144
End of period	$165,024	$112,360

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$106,677

Non-cash transactions:
Common shares issued for notes conversion	$464,731	$1,074,891
Common shares issued for loan settlement	$-	$111,466
Discounts on convertible notes	$-	$(1,956,000)
Initial Debt Discount	$400,779	$-
Adoption of ASC 842	$69,439	$-
Settlement of derivative liabilities	$175,325	$1,040,208
Gain on disposition of Mangoceuticals, Inc.	$102,092	$-

The accompanying notes are an integral part of these financial statements.

American International Holdings Corp.

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2021. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

As of the date of this Report, our operations are limited, and consist mainly of ZipDoctor, Inc., Life Guru, Inc., and EPIQ Scripts, LLC (51% owned).

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

Effective on May 12, 2022, the Company affected a 1-for-60 reverse stock split of its issued and outstanding common stock by the filing of a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada (filed on May 6, 2022 and effective on May 12, 2022) (the “Reverse Stock Split”). The Reverse Stock Split has been retroactively reflected throughout this Report. Also on May 6, 2022, a Second Amended and Restated designation of the Company’s Series A Preferred Stock was filed and became effective with the Secretary of State of Nevada, whereby, among other things, a 1,000-for-1 forward stock split of the outstanding Series A Preferred Stock of the Company was effected, which has also been retroactively reflected throughout this Report.

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

On April 28, 2020, the Company incorporated a wholly-owned subsidiary, ZipDoctor, Inc. (“ZipDoctor”) in the State of Texas. ZipDoctor provides its customers with unlimited, 24/7 access to board certified physicians and licensed mental and behavioral health counselors and therapists via a newly developed, monthly subscription based online telemedicine platform. ZipDoctor was launched in August 2020 and has generated nominal revenues through the quarter ended September 30, 2022.

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

On January 24, 2022, the Company formed EPIQ Scripts, LLC (“EPIQ Scripts”) in the state of Texas. EPIQ Scripts has been established with the intent of operating as a close-door online mail order pharmacy with a specific target and vision to obtain licenses in all 50 states across the U.S. EPIQ Scripts also plans to seek to become accredited with the most respected and highly recognized authorities in the industry, such as Utilization Review Accreditation Commission (URAC), Legit Script, Accreditation Commission for Health Care (ACHC), and National Association of Boards of Pharmacy (NABP) Digital Pharmacy. EPIQ Scripts also intends to obtain in-network contracts with all major Pharmacy Benefit Managers (PBM) and insurance payors. The Company currently owns 51% of EPIQ Scripts. As of the date of this Report, EPIQ Scripts has obtained the licenses to operate in the following twenty-one (21) states: Alaska, Delaware, Hawaii, Idaho, Kansas, Maryland, Massachusetts, Missouri, Nebraska, New Jersey, New York, New Mexico, Oklahoma, Oregon, Pennsylvania, Puerto Rico, Rhode Island, Texas, Virginia, Washington, and Wisconsin.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: VISSIA McKinney, LLC (f/k/a Novopelle Diamond, LLC), VISSIA Waterway, Inc. (f/k/a Novopelle Waterway, Inc.), Novopelle Tyler, Inc., Legend Nutrition, Inc., Capitol City Solutions USA, Inc., EPIQ MD, Inc. (which interest was disposed of during the three months ended September 30, 2022, as discussed below), ZipDoctor, Inc., Mangoceuticals, Inc. (through June 16, 2022) and its majority-owned subsidiary, Life Guru, Inc and EPIQ Scripts, LLC (51% owned by the Company). All significant intercompany transactions and balances have been eliminated in consolidation.

On June 16, 2022, the Company entered into and closed the transactions contemplated by a Stock Purchase Agreement (the “SPA”), with Cohen Enterprises, Inc. (“Cohen Enterprises”), which entity is owned and controlled by Jacob D. Cohen, the Chief Executive Officer, President and member of the Board of Directors of the Company. Pursuant to the SPA, which was approved by the Board of Directors (with Mr. Cohen abstaining) and the Audit Committee of the Board of Directors, the Company sold 8,000,000 shares of the outstanding common stock of Mangoceuticals, which represented 80% of the then outstanding shares of common stock of Mangoceuticals, to Cohen Enterprises in consideration for $90,000, which was approximately the same amount that had been advanced to Mangoceuticals from the Company through the date of the SPA ($89,200). Cohen Enterprises also acquired the right to be repaid the $90,000 advanced from the Company to Mangoceuticals, from Mangoceuticals, pursuant to the terms of the SPA. As a result of the closing of the SPA, Cohen Enterprises owns 90% of Mangoceuticals (with the remaining 10% of Mangoceuticals being owned by an unrelated third party), and the Company has completely divested its interest in Mangoceuticals.

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

Note 3 - Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the effect of recently issued standards that are not yet effective will not have a material effect on its consolidated financial position or results of operations upon adoption.

In December 2019, the FASB issued Accounting Standards Update (ASU) No. 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740)”. This standard simplifies the accounting for income taxes. This standard is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted for all entities. The Company adopted ASU 2019-12 effective on January 1, 2021, and it did not have an effect on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2021. The Company adopted ASU 2020-06 effective on January 1, 2022, and it did not have an effect on the Company’s consolidated financial statements.

Note 4 – Other Receivable

On July 7, 2022, the Company, entered into a June 30, 2022 Equity Interest Purchase Agreement (the “Purchase Agreement”), with Alejandro Rodriguez and Pan-American Communications Services, S.A. (collectively, the “Buyers”) and our then wholly-owned subsidiary, EPIQ MD. Pursuant to the Purchase Agreement, the Company sold 5,000,000 shares of common stock of EPIQ MD (the “Purchased Shares”), representing 100% of the then outstanding common stock of EPIQ MD, to the Buyers for an aggregate of $300,000, consisting of $150,000 of cash paid at closing and a $150,000 secured promissory note entered into on June 30, 2022 (the “Note”). The transactions contemplated by the Purchase Agreement closed on July 7, 2022, effective as of June 30, 2022. The $150,000 secured promissory notes matured on September 30, 2022 and was paid in full.

As of September 30, 2022, the outstanding other receivable was $0. Cash payments of $300,000 were received during the period ended September 30, 2022.

Note 5 – Property and Equipment

Property and equipment from continuing operations were as follows on September 30, 2022, and December 31, 2021:

	September 30, 2022	December 31, 2021
Equipment	75,970	-
Furniture & fixtures	26,388	-
	102,358	-
Less accumulated depreciation and amortization	(7,580)	-
Net property and equipment	$94,778	$-

Property and equipment from discontinued operations were as follows on September 30, 2022, and December 31, 2021:

	September 30, 2022	December 31, 2021
Leasehold improvement	4,262	4,262
Furniture & fixtures	18,830	18,830
Equipment	-	-
	23,091	23,092
Less accumulated depreciation and amortization	(11,164)	(8,823)
Less disposals	(11,927)	-
Net property and equipment	$-	$-

Depreciation and amortization expense from continuing operations for the nine months ended September 30, 2022, and 2021 was $7,580 and $3,412, respectively. Depreciation and amortization expense from discontinued operations for the nine months ended September 30, 2022, and 2021 was $11,164 and $12,122, respectively. There were also disposals of $11,927.

Note 6 – Other assets

On May 15, 2020, the Company executed a securities purchase agreement with Global Career Networks Inc, a Delaware corporation (the “Seller”), the sole owner of Life Guru, pursuant to which the Company purchased from the Seller, a 51% interest in the capital stock of Life Guru, representing an aggregate of 2,040 shares of Life Guru’s common stock. Life Guru owns and operates the LifeGuru.me website which is currently dormant and non-operational due to the lack of funding required to further develop the business. In consideration for the purchase, the Company agreed to issue the Seller 500,000 shares of the Company’s Series B Preferred Stock at closing, which occurred on May 15, 2020. Up to an additional 1,500,000 Series B Preferred Stock shares were to be issuable to the Seller upon Life Guru meeting certain milestones, provided that such milestones are met prior to the earlier of (i) one (1) year after closing; and (ii) thirty (30) days after the Company has provided the Seller written notice of a breach by the Seller of any provision of the SPA, which breach has not been reasonably cured within such thirty (30) day period (such earlier date of (i) and (ii), the “Milestone Termination Date”):

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

The 51% owned subsidiary is a consolidated entity which requires the presentation of noncontrolling interest in the consolidated statements of operations for the nine months ended September 30, 2022. As there was minimal activity for the entity as of September 30, 2022, and minimal assets and liabilities and, no noncontrolling interest was presented at the period ended September 30, 2022.

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

Note 8 – Operating Right-of-Use Lease Liability

On January 1, 2019, the Company adopted ASU No. 2016-2, Leases (Topic 842), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and to provide enhanced disclosure surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements.

As of September 30, 2021, the Company had one leasing agreement subject to Accounting Standards Codification (ASC) 842.

Location 1 – EPIQ Scripts, LLC

On February 15, 2022, the Company recognized an operating right-of-use asset in the amount of $69,439 and an operating lease liability in the amount of $69,439 in connection with Location 1. The lease term is seventeen (17) months and expires in July 2023.

The following is a schedule, by year, of maturities of lease liabilities as of September 30, 2022:

2022	12,320
2023	28,747
Total undiscounted cash flow	41,067
Less imputed interest (8%)	(3,517)
Present value of lease liabilities	$37,550

The operating lease right-of-use asset net balance at September 30, 2022 related to this location was $33,682.

Note 9 – Accrued Compensation for Related Parties

At September 30, 2022, accrued compensation was $100,000, representing $50,000 owed to Jacob Cohen, the Company’s CEO and $25,000 owed to each of Alan Hernandez and Esteban Alexander, the Company’s former officers and directors.

Note 10 – Notes Payable

Notes payable represent the following at September 30, 2022:

Note payable to an individual dated July 8, 2019 for $40,000, with interest at 8% per annum and due on July 8, 2020. The Note is currently past due.	$40,000

Note payable dated July 7, 2020 for $50,000, with interest at 5% per annum and due on July 7, 2021. The Note is unsecured. The Note is currently past due.	$50,000

Note payable of $53,000 dated August 5, 2020 for cash of $53,000, with interest at 8% per annum and due on November 5, 2021. The annual interest rate will increase to 22% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%. The note, accrued interest and early payment penalty totaling $70,736 was paid during the six months ended June 30, 2021.	53,000
Less: Repayment	(53,000)
-

Note payable of $105,000 dated August 11, 2020 for cash of $100,000, net of original issue discount of $5,000, with one-time interest charge of 8% payable and due on May 11, 2021. The outstanding balance of the Note will be increased by 135% if in default. The Note is a convertible promissory note. The conversion price equals the lower of $30 per share (as adjusted for the reverse stock split) or 60% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 40%. The note and accrued interest totaling $111,466 was settled by the issuance of 11,813 post-reverse split common shares of the Company and $50,000 in cash. The note and accrued interest were converted at $9.68 per share (as adjusted for the reverse stock split) and settled with additional shares valued at $27 (as adjusted for the reverse stock split) per share. Accordingly, the Company recorded a loss on loan settlement of $58,059 during the six months ended June 30, 2021.	$105,000
Less: Repayment	(105,000)
-

Note payable of $53,000 dated September 14, 2020 for cash of $53,000, with interest at 8% per annum and due on December 14, 2021. The annual interest rate will increase to 22% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%. The note, accrued interest and early payment penalty totaling $70,736 was paid during the six months ended June 30, 2021.	$53,000
Less: Repayment	(53,000)
-

Note payable to an unrelated party dated September 11, 2020 for $4,000, with no interest and due on demand.	$4,000

Note payable to an unrelated party dated September 16, 2020 for $5,000, with no interest and due on demand.	$5,000

Note payable of $56,750 dated October 12, 2020, for cash of $52,750, with interest at 8% per annum and due on October 12, 2021. The annual interest rate will increase to 24% if in default. The Note is a convertible promissory note. The conversion price equals the lesser of $3.00 per share or 60% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 40%. The Note and accrued interest totaling $56,750 was converted into 12,682 post-reverse split common shares of the Company within the terms of the note during the six months ended June 30, 2021.	$56,750
Less: Repayment	(56,750)
-

Note payable of $138,00 dated November 13, 2020 for cash of $138,000, with interest at 8% per annum and due on November 13, 2021. The annual interest rate will increase to 18% if it is in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%. The note, accrued interest and early payment penalty totaling $183,483 was paid during the six months ended June 30, 2021.	$138,000
Less: Repayment	(138,000)
-

Note payable of $83,500 dated December 2, 2020 for cash of $83,500, with interest at 8% per annum and due on March 2, 2022. The annual interest rate will increase to 22% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%. The note, accrued interest and early payment penalty totaling $104,527 was paid during the six months ended June 30, 2021.	$83,500
Less: Repayment	(83,500)
-

Note payable of $425,000 dated January 6, 2021 for cash of $400,000, with interest at 6% per annum and due on January 7, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lesser of $3.00 or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%. The note and accrued interest totaling $437,359 was converted into 42,500 post-reverse stock split common shares of the Company within the terms of the note during the six months ended June 30, 2021.	$425,000
Less: Conversion	(425,000)
-

Note payable of $425,000 dated January 6, 2021 for cash of $400,000, with interest at 6% per annum and due on January 7, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lesser of $3.00 or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%. The note and accrued interest totaling $437,297 was converted into 53,675 post-reverse stock split common shares of the Company within the terms of the note during the six months ended June 30, 2021.	$425,000
Less: Conversion	(425,000)
-

Note payable of $300,000 dated March 30, 2021 for cash of $282,000, with interest at 6% per annum and due on March 30, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lesser of $14.62 (as adjusted for the reverse stock split) or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%. The Note is currently past due.	$300,000

Note payable of $300,000 dated March 30, 2021 for cash of $282,000, with interest at 6% per annum and due on March 30, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lesser of $14.62 (as adjusted for the reverse stock split) or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%. During the nine months ended September 30, 2022, the Company incurred penalties totaling $6,458. A partial conversion of the Note and accrued interest totaling $130,955 was converted into 132,041 post-reverse stock split common shares of the Company within the terms of the note during the nine months ended September 30, 2022. The Note is currently past due.	$300,000
Less: Conversion	(165,000)
135,000

Note payable of $265,958 dated June 24, 2021 for cash of $250,000, with interest at 6% per annum and due on June 24, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $14.62 (as adjusted for the reverse stock split) or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%. A partial conversion of note totaling $66,962 converted into 99,000 post-reverse stock split common shares of the Company within the terms of the note during the nine months ended September 30, 2022. The Note is currently past due.	$265,958
Less: Conversion	(185,630)
80,328

Note payable of $271,958 dated June 24, 2021 for cash of $256,000, with interest at 6% per annum and due on June 24, 2022. The annual interest rate will increase to 15% if it is in default. The Note is a convertible promissory note. The conversion price equals the lesser of $14.62 (as adjusted for the reverse stock split) or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%. A partial conversion of the note and accrued interest totaling $73,345 was converted into 473,614 post-reverse stock split shares of the Company within the terms of the note during the nine months ended September 30, 2022. The Note is currently past due.	$271,958
Less: Conversion	(202,559)
69,399

On September 24, 2021, the Company had a short-term advance payable in the amount of $50,000 to an unrelated party, with no interest and due on demand. The short-term advance was paid in full on December 1, 2021.	$50,000
Less: Repayment	$(50,000)
-

Note payable of $750,000 dated November 22, 2021 for cash of $750,000, with interest at 10% per annum and due on June 24, 2022. The annual interest rate will increase to 16% or the maximum amount permitted by law if in default. The Note is a convertible promissory note. The conversion price equals the lesser of $4.50 (as adjusted for the reverse stock split) or 80% of the offering price per share of Common Stock at which the Company offers shares of Common Stock in a public offering which results in the Common Stock being uplisted on a national stock exchange or Nasdaq, that occurs within 220 days from the date the Notes are issued, which date has passed (an “Uplist Offering”). A partial conversion of the note and accrued interest totaling $86,719 was converted into 1,024,745 post-reverse stock split shares of the Company within the terms of the Note during the nine months ended September 30, 2022. The Note is currently past due.	$750,000
Less: Conversion	(22,764)
727,236

Note payable of $500,000 dated November 30, 2021 for cash of $450,000, with interest at 10% per annum and due on November 30, 2022. The annual interest rate will increase to 16% or the maximum amount permitted by law if in default. The Note is a convertible promissory note. The conversion price equals the lesser of $0.075 (as adjusted for the reverse stock split) or 80% of the offering price per share of Common Stock at which the Uplist Offering is made. A partial conversion of the note and accrued interest totaling $73,557 was converted into 1,198,000 post-reverse stock split shares of the Company within the terms of the Note during the nine months ended September 30, 2022. The Note is currently past due.	$500,000
Less: Conversion	(32,294)
467,707

Note payable of $250,000 dated December 1, 2021 for cash of $250,000, with interest at 10% per annum and due on December 1, 2022. The annual interest rate will increase to 16% or the maximum amount permitted by law if in default. The Note is a convertible promissory note. The conversion price equals the lesser of 4.50 (as adjusted for the reverse stock split) or 80% of the offering price per share of Common Stock at which the Uplist Offering is made.	$250,000

Note payable of $500,000 dated December 2, 2021 for cash of $500,000, with interest at 10% per annum and due on December 2, 2022. The annual interest rate will increase to 16% or the maximum amount permitted by law if in default. The Note is a convertible promissory note. The conversion price equals the lesser of $4.50 (as adjusted for the reverse stock split) or 80% of the offering price per share of Common Stock at which the Uplist Offering is made. A partial conversion of the note and accrued interest totaling $22,775 was converted into 294,194 post-reverse stock split shares of the Company within the terms of the Note during the nine months ended September 30, 2022. The Note is currently past due.	$500,000
Less: Conversion	(22,775)
477,225

As of September 30, 2022, the Company had a short-term Advance payable in the amount of $20,000 to an unrelated party, with no interest which is due on demand.	$20,000

Note payable of $137,500 dated May 13, 2022 for cash of $128,450, with interest at 6% per annum and due on May 13, 2023. In connection with the original issue discount promissory note the Company recorded an original issue discount (OID) of $9,050 which is to be amortized over the term of the note and derivative liabilities of $55,323. The annual interest rate will increase to 22% upon the occurrence of an event of default. The Note is a convertible promissory note. The conversion price equals 75% of the lowest daily VWAP of the Common Stock during the seven (7) consecutive trading day period prior to conversion.	$137,500

Note payable of $88,775 dated June 16, 2022 for cash of $85,775, with interest at 6% per annum and due on May 13, 2023. In connection with the original issue discount promissory note the Company recorded OID of $3,000 which is to be amortized over the term of the note and derivative liabilities of $38,713. The annual interest rate will increase to 22% upon the occurrence of an event of default. The Note is a convertible promissory note. The conversion price equals 75% of the lowest daily VWAP of the Common Stock during the seven (7) consecutive trading day period prior to conversion.	$88,775

Note payable of $62,250 dated August 29, 2022 for cash of $56,025, with interest at 12% per annum and due on May 13, 2023. In connection with the original issue discount promissory note the Company recorded OID of $6,225 which is to be amortized over the term of the note and derivative liabilities of $23,543. The annual interest rate will increase to 16% upon the occurrence of an event of default. The Note is a convertible promissory note. The conversion price equals $0.04, subject to adjustment.	$62,250

Note payable of $62,250 dated September 13, 2022 for cash of $56,025, with interest at 12% per annum and due on September 13, 2023. In connection with the original issue discount promissory note the Company recorded OID of $6,250 which is to be amortized over the term of the note and derivative liabilities of $10,748. The annual interest rate will increase to 16% upon the occurrence of an event of default. The Note is a convertible promissory note. The conversion price equals $0.04, subject to adjustment.	$62,250

Total	$2,976,670
Less: unamortized discount	(816,599)
Total	$2,160,071
Short term convertible notes, net of discount of $816,599	$2,081,071
Long-term convertible notes, net of discount of $0	$-
Short-term non-convertible notes – continuing operations -related parties	$-
Short-term non-convertible notes – continuing operations	$75,000
Long-term non-convertible notes – discontinued operations	$4,000
Long-term non-convertible notes	$-

Note 11 – Loans from Related Parties

On April 12, 2019, the Company entered into individual share exchange agreements and promissory notes with each of Daniel Dror, Winfred Fields and former Directors Everett Bassie and Charles Zeller (the “AMIH Shareholders”), whereby the AMIH Shareholders agreed to cancel and exchange a total of 98,334 post-reverse stock split shares of their AMIH common stock. The Company issued individual promissory notes with an aggregate principal amount of $350,000 (the “Promissory Notes”) for cancellation of the 98,334 post-reverse stock split common shares. The Promissory Notes have a term of two years and accrue interest at the rate of 10% per annum until paid in full by the Company. The Company recorded interest of $7,506 on these notes during the year ended December 31, 2020. The accrued interest on these notes was $18,982 as of December 31, 2020. The Note and accrued interest totaling $280,108 was settled by the issuance of 57,942 post-reverse stock split common shares of the Company. The shares were valued at $18.60 and $16.20 (as adjusted for the reverse stock split) per share based on the market price at the settlement date. Accordingly, the Company recorded a loss on loan settlement of $758,601 during the year ended December 31, 2020.	$350,000
Less: Conversion	(240,000)
110,000

Short-term note payable in the amount of $13,473 to Kemah Development Texas, LP, a company owned by Dror Family Trust, a related party. The Company settled this note payable of $13,473 and accrued interest of $2,633 with a payment of $2,000 in cash on May 23, 2022.	-

As of September 30, 2022, outstanding loan balances payable to the Company’s CEO and board member, Jacob Cohen, were $0 with no interest and due on demand	50
Less: payment	(50)
-

$110,000
Less: unamortized discount	0
Total	$110,000
Long-term loan from related parties	$-
Short-term loan from related parties – continuing operations	$110,000
Short-term loan from related parties – discontinued operations	$-

Note 12 – Derivative Liabilities

Notes that are convertible at a discount to market are considered embedded derivatives.

Under FASB U.S. GAAP, Accounting Standards Codification (ASC), “Derivatives and Hedging”, ASC Topic 815 (“ASC 815”) requires that all derivative financial instruments be recorded on the balance sheet at fair value. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market-based pricing models incorporating readily observable market data and requiring judgment and estimates.

The Company’s convertible notes have been evaluated with respect to the terms and conditions of the conversion features contained in the notes to determine whether they represent embedded or freestanding derivative instruments under the provisions of ASC 815. The Company determined that the conversion features contained in the notes totaled $3,743,817 and represent a freestanding derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the notes is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instrument of the convertible notes was measured using the Lattice Model at the inception date of the notes and will do so again on each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion.

The Convertible Note derivatives were valued as of December 31, 2021, at issuance, at conversion and at September 30, 2022, as set forth in the table below.

Derivative liabilities as of December 31, 2021	$4,141,272
Initial derivative liabilities at new note issuance	400,779
Initial loss	-
Conversion	(175,325)
Mark to market changes	(622,909)
Derivatives liabilities as of September 30, 2022	$3,743,817

As of September 30, 2022, the Company had derivative liabilities of $3,743,817, and recorded changes in derivative liabilities in the amount of $622,909 during the nine months ended September 30, 2022.

The following assumptions were used for the valuation of the derivative liability related to the Notes:

-	The stock price would fluctuate with the Company’s projected volatility;
-	The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of the Company and the term remaining for each note ranged from 116% through 206% at issuance, conversion, and quarter ends;
-	The Company would not redeem the notes;
-	An event of default adjusting the interest rate would occur initially 0% of the time for all notes with increases 1% per month to a maximum of 10% with the corresponding penalty;
-	The Company would raise capital quarterly at market, which could trigger a reset event; and
-	The Holder would convert the note monthly if the Company was not in default.

The following assumptions were used for the valuation of the warrant derivative liability related to the Notes:

-	The stock price would fluctuate with the Company’s projected volatility;
-	The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of the Company and the term remaining for each note ranged from 166% through 166.9% at issuance, conversion, and quarter ends.
-	The Warrants with the fixed $12.00, $21.00, and $30.00 (each as adjusted for the reverse stock split) exercise prices are subject to full ratchet reset provisions;
-	The Company would raise capital quarterly at market, which could trigger a reset event;
-	The cash flows are discounted to net present values using risk free rates; discount rates were based on risk free rates in effect based on the remaining term;
-	The occurrence of a fundamental transaction by a public company was estimated at 2.5% after 2.5 years and 5% prior to maturity; and
-	The Holder would hold the warrant to maturity (5-year terms) at which point it could exercise the warrant if the warrant were in the money.

Note 13 – Capital Stock

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $0.0001 par value, of which 1,000,000 shares were designated as Series A Preferred Stock and 2,000,000 were designated as Series B Preferred stock, the balance of 2,000,000 shares of preferred stock were undesignated as of September 30, 2022.

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

The Company had one million post-forward split shares of Series A Preferred Stock and no shares of Series B Preferred Stock issued and outstanding as of September 30, 2022 and December 31, 2021.

Common Stock

The Company is authorized to issue up to 195,000,000 shares of common stock, $0.0001 par value, of which 5,207,772 post-reverse stock split shares were issued and outstanding as of September 30, 2022 and 1,407,418 post-reverse stock split common stock shares were issued and outstanding at December 31, 2021.

During the nine months ended September 30, 2022, the Company issued 412,485 post-reverse stock split shares of the Company’s common stock in consideration for services performed by employee, directors and non-employee consultants. The shares were valued at $380,074  based on the market price on the date of agreement.

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

In the third quarter of 2022, the Company issued 3,279,151 common shares to investors in exchange for $201,639 of principal and accrued interest owed under the terms and conditions of convertible notes as issued.

Note 14 – Going Concern

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying financial statements, the Company has a net loss from continuing operations of $3,257,239 for the nine months ended September 30, 2022, and net loss from continuing operations of $7,498,626 for the nine months ended September 30, 2021, a loss from discontinued operations of $14,199 for the nine months ended September 30, 2022 and gain from discontinued operations of $169,501 for the nine months ended September 30, 2021. The effect of the above increased accumulated deficit to $23,726,249 as of September 30, 2022. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty. There can be no assurance that the Company will become commercially viable without additional financing, the availability, and terms of which are uncertain. If the Company cannot secure necessary capital when needed on commercially reasonable terms, its business, condition (financial and otherwise) and commercial viability may be harmed. Although management believes that it will be able to successfully execute its business plan, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Robert Holden vs AMIH

On October 14, 2019, Robert Holden, the Company’s former CEO, filed a Petition and Application for Temporary Restraining Order in the District Court of Harris County, Texas, against the Company stating that the Company is blocking Mr. Holden’s legal right to trade his shares in the open market and further attempting to stake his claim that he maintains his rights to the 63,334 shares he received in connection with his acceptance as CEO of the Company on or around May 31, 2018. The Company is maintaining the position that Mr. Holden does not have the right to those shares as he was in breach of his obligation to convey a digital marketing business to the Company and subsequently resigned from the Company shortly thereafter, on or around August 15, 2018 and that he procured the shares through fraud. On November 11, 2019, the Company issued a response with a Motion to Dismiss Under the Texas Citizen’s Participation Act (TCPA) citing that any declaratory judgment and breach of contract claims be dismissed unless Mr. Holden can, through “clear and specific evidence”, establish a prima facie case for each essential element of his claims.

After an attempt to remand the case to federal court, the Company filed an amended notice of submission for its TCPA motion for submission on May 18, 2020, whereby Holden failed to respond to the motion in a timely manner. On May 18, 2020, the Company filed a response in support of its motion to dismiss under the TCPA, which was denied on June 3, 2020. Immediately thereafter, on June 4, 2020, the Company filed a notice of accelerated interlocutory appeal to appeal the denial of the motion to dismiss under the TCPA and the trial court’s failure to rule on the Company’s objection to the timeliness of Holden’s response. Ultimately, the Court of Appeals ruled that the TCPA did not apply to Holden’s action. This ruling does not imply that Holden’s claims have merit, but only that they are not subject to expedited dismissal. The Company sought review from the Texas Supreme Court, but it was denied. The outcome of this action, and the ultimate outcome of the lawsuit is currently unknown at this time, provided that the Company intends to vehemently defend itself against the claims made in the lawsuit.

AMIH vs. Winfred Fields

On November 11, 2019, the Company filed an original petition and jury demand against Winfred Fields, a shareholder, in the 458th Judicial District Court of Fort Bend County seeking damages related to breach of contract and fraud related charges. The Company executed an exchange agreement with Mr. Fields on or around April 12, 2019 whereby Mr. Fields was required to tender to the Company a total of 10,833 of the 12,500 shares of the Company’s common stock that Mr. Fields then owned (the “Exchanged Shares”) in exchange for a promissory note with a maturity date of April 12, 2021 payable in the amount of $42,500 (the “Fields Note”) (see also “Note 12 – Loans from Related Parties”). The Exchange Agreement required that Mr. Fields immediately return the stock certificates for the Exchanged Shares to the Company or its designated agent for immediate cancellation and for Mr. Fields to retain the remaining 1,667 shares. Mr. Fields agreed in the Exchange Agreement that these shares would not become unrestricted until such time as Mr. Fields received an opinion of counsel satisfactory to the Company that the shares were not restricted for trade under SEC regulations. After executing the Exchange Agreement, Mr. Fields—rather than return the Exchanged Shares or obtain said opinion of counsel—attempted to deposit and trade the Exchanged Shares and the restricted shares, which was a direct violation of the Exchange Agreement. The Company asserts that Mr. Fields knowingly, willingly and fraudulently attempted to deposit and trade the Exchanged Shares and is seeking damages and equitable relief. Upon several attempts to serve Mr. Fields, service was perfected on or around February 3, 2020. On March 2, 2020, Mr. Fields filed a response generally denying all claims. On May 22, 2020, the Company filed its first request for production and request for disclosure and discovery insisting that Mr. Fields produce all documentation related to the fraudulent transaction and is awaiting a response to these requested discovery items. The outcome of this action is currently unknown at this time. In November 2019, the Company recovered 10,834 shares from Mr. Fields which were cancelled in 2019. Mr. Fields twice moved for summary judgment, once against the Company’s claims, and once in favor of his own claims.  However, the court denied his motions.  The Company has moved for summary judgment on its claims and against Mr. Fields’ claims and a hearing has been set for December 7, 2022.

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

Note 16 – Discontinued Operations

During 2021, the Company decided to discontinue the operation of its VISSIA McKinney, VISSIA Waterway, Legend Nutrition, Capitol City Solutions USA, Inc. subsidiaries. VISSIA McKinney, VISSIA Waterway, Legend Nutrition, Capitol City Solutions USA, Inc. have been presented as discontinued operations in the accompanying consolidated financial statements and are summarized below:

	Nine Months Ended September 30,
	2022	2021
Revenue	$-	$2,530
Cost of revenue	-	-
Gross profit	-	2,530
Operating expenses	(14,199)	(46,208)
Loss from operations	(14,199)	(43,678)
Other income (expenses)	-	213,179
Net loss	$(14,199)	$169,501

	As of
	September 30, 2022	December 31, 2021
Assets of discontinued operations - current	$-	$-
Assets of discontinued operations - intangible	-	-
Assets of discontinued operations - non-current	-	14,199
Net liabilities of discontinued operations	$4,948	$112,199

Note 17 – Disposition of Subsidiaries

On June 16, 2022, the Company entered into a Stock Purchase Agreement with Cohen Enterprises, Inc., which entity is owned by Jacob D. Cohen, our Chief Executive Officer and director (buyer) to sell buyer all shares of common stock of Mangoceuticals, Inc. (which represented 80% of the then outstanding shares of common stock of Mangoceuticals, Inc.) which the Company then held for $90,000 in cash paid at closing. Pursuant to the Stock Purchase Agreement, the disposition of Mangoceuticals, Inc generated net cash proceed of $85,753, release of accounts payable and accrued expenses of $16,339 and resulted in a gain of $102,092. This transaction is considered as a related party transaction in accordance with the ASC 850.

On June 30, 2022, the Company entered into an Equity Interest Purchase Agreement with Alejandro Rodriguez and Pan-American Communications Services S.A. (buyers) to sell buyers all of the issued and outstanding shares of common stock of Epiq MD, Inc. which the Company then held (representing 100% of the issued and outstanding shares of common stock of Epiq MD, Inc.) for an aggregate amount of $300,000, consisting of $150,000 of cash paid at closing and a $150,000 secured promissory note. (Refer to Note 4 – Other Receivable). Pursuant to the Equity Interest Purchase Agreement, the disposition of Epiq MD, Inc. generated net cash outflow of $2,123, increase in other receivable of $300,000, loss on security deposit of $3,599, release of accounts payable and accrued expenses of $28,484 and resulted in a gain of $322,762.

Note 18 – Subsequent Events

On October 3, 2022, the Company issued 229,000 shares of common stock to a note holder in exchange for $9,160 of accrued and unpaid interest owed under the terms and conditions of that certain 10% convertible promissory note issued to Blue Lake Partners, LLC, dated December 2, 2021.

On October 3, 2022, the Company issued 140,213 shares of common stock to a note holder in exchange for $5,609 of principal and interest owed under the terms and conditions of that certain 6% convertible promissory note issued to Mast Hill Fund, LP, dated November 22, 2021.

On October 6, 2022, the Company issued 245,000 shares of common stock to a note holder in exchange for $9,923 of accrued and unpaid interest owed under the terms and conditions of that certain 10% convertible promissory note issued to Talos Victory Fund, LLC dated November 30, 2021.

On October 7, 2022, the Company issued 140,213 shares of common stock to a note holder in exchange for $5,609 of principal and interest owed under the terms and conditions of that certain 6% convertible promissory note issued to Mast Hill Fund, LP, dated November 22, 2021.

On October 12, 2022, the Company issued 265,000 shares of common stock to a note holder in exchange for $10,733 of accrued and unpaid interest owed under the terms and conditions of that certain 10% convertible promissory note issued to Talos Victory Fund, LLC dated November 30, 2021.

On October 13, 2022, the Company issued 140,213 shares of common stock to a note holder in exchange for $5,609 of principal and interest owed under the terms and conditions of that certain 6% convertible promissory note issued to Mast Hill Fund, LP, dated November 22, 2021.

On October 17, 2022, the Company issued 315,000 shares of common stock to a note holder in exchange for $12,758 of accrued and unpaid interest owed under the terms and conditions of that certain 10% convertible promissory note issued to Talos Victory Fund, LLC dated November 30, 2021.

On October 18, 2022, the Company issued 317,484 shares of common stock to a note holder in exchange for $12,699 of principal and interest owed under the terms and conditions of that certain 6% convertible promissory note issued to Mast Hill Fund, LP, dated November 22, 2021.

On October 24, 2022, the Company issued 310,000 shares of common stock to a note holder in exchange for $12,555 of accrued and unpaid interest owed under the terms and conditions of that certain 10% convertible promissory note issued to Talos Victory Fund, LLC dated November 30, 2021.

On October 26, 2022, the Company issued 362,000 shares of common stock to a note holder in exchange for $14,661 of accrued and unpaid interest owed under the terms and conditions of that certain 10% convertible promissory note issued to Talos Victory Fund, LLC dated November 30, 2021.

On October 26, 2022, the Company issued 317,484 shares of common stock to a note holder in exchange for $12,699 of principal and interest owed under the terms and conditions of that certain 6% convertible promissory note issued to Mast Hill Fund, LP, dated November 22, 2021.

On October 27, 2022, the Company issued 398,000 shares of common stock to a note holder in exchange for $15,920 of accrued and unpaid interest owed under the terms and conditions of that certain 10% convertible promissory note issued to Blue Lake Partners, LLC, dated December 2, 2021.

On November 2, 2022, the Company issued 360,000 shares of common stock to a note holder in exchange for $14,580 of accrued and unpaid interest owed under the terms and conditions of that certain 10% convertible promissory note issued to Talos Victory Fund, LLC dated November 30, 2021.

On November 3, 2022, the Company issued 317,484 shares of common stock to a note holder in exchange for $12,699 of principal and interest owed under the terms and conditions of that certain 6% convertible promissory note issued to Mast Hill Fund, LP, dated November 22, 2021.

On November 7, 2022, the Company issued 450,000 shares of common stock to a note holder in exchange for $18,225 of accrued and unpaid interest owed under the terms and conditions of that certain 10% convertible promissory note issued to Talos Victory Fund, LLC dated November 30, 2021.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Business of the Company and Recent Restructuring Events. Discussion of our business and recent events affecting us, to provide context for the remainder of MD&A.

●	Plan of Operations. Discussion of our strategy moving forward and how we plan to seek to increase stockholder value.

●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2022, and 2021.

●	Liquidity and Capital Resources. A discussion of our financial condition, including descriptions of balance sheet information and cash flows.

●	Critical Accounting Policies and Estimates. Critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Business of the Company and Recent Restructuring Events

The Company is headquartered in Dallas, Texas and is an investor, developer and asset manager diversified across the healthcare supply chain. The Company’s portfolio encompasses a 51% interest in an accredited mail order pharmacy currently licensed in 21 states and a subscriber based primary care telemedicine platform, as well as its own proprietary life coaching platform. The Company also seeks opportunities to acquire and grow businesses that possess strong brand values and that can generate long-term sustainable free cash flow and attractive returns in order to maximize value for all stakeholders.

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

As of the date of this Report, our operations are limited, and consist mainly of ZipDoctor, Inc., Life Guru, Inc., and EPIQ Scripts, LLC (51% owned by the Company).

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

Recent Restructuring Events

Mangoceuticals Sale

On June 16, 2022, Company entered and closed the transactions contemplated by a Stock Purchase Agreement (the “SPA”), with Cohen Enterprises, Inc. (“Cohen Enterprises”), which entity is owned and controlled by Jacob D. Cohen, the Chief Executive Officer, President and member of the Board of Directors of the Company. Pursuant to the SPA, which was approved by the Board of Directors (with Mr. Cohen abstaining) and the Audit Committee of the Board of Directors, the Company sold 8,000,000 shares of the outstanding common stock of Mangoceuticals, which represented 80% of the then outstanding shares of common stock of Mangoceuticals, to Cohen Enterprises in consideration for $90,000, which was approximately the same amount that had been advanced to Mangoceuticals from the Company through the date of the SPA ($89,200). Cohen Enterprises also acquired the right to be repaid the $90,000 advanced from the Company to Mangoceuticals, from Mangoceuticals, pursuant to the terms of the SPA. As a result of the closing of the SPA, Cohen Enterprises owned 90% of Mangoceuticals (with the remaining 10% of Mangoceuticals being owned by an unrelated third party), and the Company has completely divested its interest in Mangoceuticals.

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

The Note has a maturity date of September 30, 2022, and bears no interest unless an event of default occurs. Upon the occurrence of an event of default, the Note bears interest at a default rate of 18% per annum until paid in full. The Note was paid in full on September 29, 2022.

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

Plan of Operations

The Company intends to continue to grow its business both organically and through identifying acquisition targets over the next 12 months in the technology, health and wellness space, funding permitting. Specifically, the Company plans to continue to grow and expand its operations and further develop, market and advertise its mail order digital pharmacy business to direct-to-consumer telemedicine companies, and identify strategic acquisitions that complement the Company’s vision of building an ecosystem of healthcare and wellness related companies, funding permitting. As these opportunities arise, the Company will determine the best method for financing such acquisitions and growth which may include the issuance of additional debt instruments, common stock, preferred stock, or a combination thereof, all of which may result in significant dilution to existing shareholders and which funding may not be available on favorable terms, if at all.

Results of Operations

Revenues

We had revenues of $48 for the three months ended September 30, 2022, compared to revenues of $3,831 for the three months ended September 30, 2021. We had revenues of $13,452 for the nine months ended September 30, 2022, compared to revenues of $17,198, for the nine months ended September 30, 2021.

We recognized revenues in accordance with Accounting Standards Codification (ASC) Topic 606. A five-step process has been designed for the individual or pool of contracts to keep financial statements focused on this principle. Revenues from fixed-price and cost-plus contracts are recognized on the percentage of completion method, whereby revenues on long-term contracts were recorded on the basis of the Company’s estimates of the percentage of completion of contracts based on the ratio of actual cost incurred to total estimated costs. This cost-to-cost method was used because management considered it to be the best available measure of progress on these contacts. Revenues from cost-plus-fee contracts were recognized on the basis of costs incurred during the period plus the fee earned, measured on the cost-to-cost method. Revenues from time-and-material and rate chart contracts were recognized currently as work is performed  . During the three and nine months ended September 30, 2022, respectively, we recognized revenues of $48 and $13,404 in connection with membership income from ZipDoctor and EPIQ MD. During the three and nine months ended September 30, 2022, respectively, we recognized related parties revenues of $60,000 and $0 in connection with service income from EPIQ Scripts, the Company’s 51% owned subsidiary.

Cost of Revenues

We had cost of revenues of $500 and $10,500 for the three months ended September 30, 2022 and 2021, respectively. We had cost of revenues of $6,320, for the nine months ended September 30, 2022, compared to cost of revenues of $25,738, for the nine months ended September 30, 2021. Cost of revenues includes a subscription to an online medical platform. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

The cost of revenues in the three and nine months ended September 30, 2022, was primarily associated with the membership income from EPIQ MD, Inc.

The cost of revenues in the three and nine ended September 30 2021, was primarily associated with the membership income from ZipDoctor.

Cost of revenues as a percentage of revenues was 1% and 274% for the three months ended September 30, 2022 and 2021 and 10% for the nine months ended September 30, 2022, compared to 150% for the nine months ended September 30, 2021. Cost of revenues as a percentage of revenue decreased for the three and nine months ended September 30, 2022, compared to the prior period in 2021, as a result of the revenues being generated from a different subsidiary.

Operating Expenses

General and administrative expenses were $384,759 and $592,283 for the three months ended September 30, 2022 and 2021 and $2,081,267 and $6,344,163 for the nine months ended September 30, 2022 and 2021, respectively. The decrease during the three months ended September 30, 2022, compared to the prior three month period, was due primarily to consulting service expenses in the amount of $40,578 and $194,814, for the three months ended September 30, 2022 and 2021, respectively, and advertising and marketing expenses in the amount of $0 and $117,939, for the three months ended September 30, 2022 and 2021, respectively. The decrease for the nine months ended September 30, 2022, compared to the prior nine month period, was primarily related to the decrease in stock-based compensation to $301,905 in 2022, from $4,183,390 in 2021; and the decrease in consulting service expenses to $391,194 from $575,210, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, respectively. The professional expenses incurred as a public company included legal expenses in the amount of $44,862 and $159,442 for the three months and nine months ended September 30, 2022, respectively and the financial reporting, accounting and auditing compliance expenses incurred as a public company totalled $13,398 and $152,099, for the three months and nine months ended September 30, 2021, respectively .

Other Income (Expenses)

During the three months ended September 30, 2022, and 2021, we incurred interest expense of $78,333 and $19,621, respectively, of which $0 and $481, respectively, were recorded as imputed interest in connection with related party loans. During the nine months ended September 30, 2022, and 2021, we incurred interest expense of $230,805 and $139,003, respectively, of which $0 and $1,497, respectively, were recorded as imputed interest in connection with related party loans .

Amortization of debt discount was $733,122 and $186,521 during the three months ended September 30, 2022 and 2021; and $1,894,010 and $1,501,923 during the nine months ended September 30, 2022 and 2021, respectively .

We had a loss of $2,060,973 and a gain of $679,988 during the three months ended September 30, 2022, and 2021, respectively, due to the change in derivative liabilities. We had a gain of $428,216 and a gain of $508,808 during the nine months ended September 30, 2022, and 2021, respectively, due to the change in derivative liabilities. See also “Note 12 – Derivative Liabilities”, to the notes to unaudited financial statements included above for a more detailed discussion of gain (loss) in derivative liabilities which is non-cash.

We had a gain on disposition of subsidiaries of $400 and $0 for the three months ended September 30, 2022 and 2021, respectively, and $323,162 and $0 for the nine months ended September 30, 2022 and 2021, respectively. See also “Note 2 - Organization, Ownership and Business” and “Note 17 – Disposition of Subsidiaries” , to the notes to unaudited financial statements, for further information regarding these transactions.

We had a net settlement gain of $44,254 for the three months ended September 30, 2021, in connection with lease settlements, that occurred during the period.

We had a net settlement gain of $47,232 for the nine months ended September 30, 2022, in connection with lease settlements, and settlement gain in connection with the debt and equity settlement with two former officers, compared to a net settlement loss of $13,805 for the nine months ended September 30, 2021.

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

VISSIA Waterway, Inc., VISSIA McKinney LLC, Legend Nutrition, Capitol City Solution, Inc. (collectively referred to as “Discontinued Subsidiaries”) have been presented as discontinued operations in the accompanying consolidated financial statements for the three and nine months ended September 30, 2022, and 2021 , and are summarized below:

	Three Month Ended September, 30,
	2022	2021
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-
Operating expenses	(11,927)	(31,675)
Loss from operations	(11,927)	(31,675)
Other income (expenses)	-	213,180
Net loss	$(11,927)	$181,505

	Nine Month Ended September, 30,
	2022	2021
Revenue	$-	$2,530
Cost of revenue	-	-
Gross profit	-	2,530
Operating expenses	(14,199)	(46,208)
Loss from operations	(14,199)	(43,678)
Other income (expenses)	-	213,179
Net loss	$(14,199)	$169,501

	As of
	September 30, 2022	December 31, 2021
Assets of discontinued operations - current	$-	$-
Assets of discontinued operations - intangible	-	-
Assets of discontinued operations - non-current	-	14,199
Net liabilities of discontinued operations	$4,948	$112,199

Net Loss

We had net loss from continuing operations of $3,257,239, or ($1.02) per common share and a net loss from continuing operations of $80,852 or ($0.06) per common share, for the three months ended September 30, 2022 and 2021, respectively. We had a net loss of $11,927 from discontinued operations and net gain of $181,505 from discontinued operations during the three months ended September 30, 2022 and 2021, respectively. The non-controlling interest for the three months ended September 30, 2022 and 2021 was a loss of $50,668 and a loss of $0, respectively The increase in loss from continuing operations during the three months ended September 30, 2022, was mainly due to the loss in change in fair value of derivative liabilities associated with convertible debt and warrants, a gain on forgiveness of loan, and a gain on disposition of subsidiaries, offset by an increase in amortization of debt discount and interest expense.

We had a net loss of $3,400,340, or $(1.60) per share from continuing operations and a net loss of $14,199 or ($0.01) per share from discontinued operations during the nine months ended September 30, 2022, for a total net loss of $3,369,539 or $(1.58) per common share from continuing and discontinued operations. We had a net loss of $7,498,626, or $(6.21) per share from continuing operations and net income of $169,501 or $0.14 per common share from discontinued operations during the nine months ended September 30, 2021, totalling an aggregate of $7,329,125 or $(6.07) per common share in total net loss. The non-controlling interest for the three months ended September 30, 2022 and 2021 was a loss of $228,859 and a loss of $0, respectively. The decrease in net loss in 2022 was primarily attributable to non-cash expenses in connection with stock-based compensation, amortization of debt discount, the gain in change in derivative liabilities associated with outstanding convertible debt and warrants, a gain on forgiveness of loan, a gain on disposition of subsidiaries, reduction in amortization of debt discount and increased interest expense, and settlement gain in connection with the debt and equity settlement with two former officers.

Liquidity and Capital Resources

As of September 30, 2022, and December 31, 2021, the Company had total assets of $318,405 and $1,231,445, respectively, including $0 and $14,199 of assets of discontinued operations, respectively and $165,024 and $1,209,807 of cash, respectively.

As of September 30, 2022, and December 31, 2021, the Company had total liabilities of $6,408,978 and $5,100,557, respectively, which consisted of accounts payable, accrued liabilities, accrued interest and accrued compensation in the amount of $311,435 and $252,194, respectively, rights-of-use liability of $37,550 and $0, respectively, convertible notes payable (net of discount) in the amount of $2,081,070 and $396,419 and loans payable to related parties in the amount of $110,000 and $123,473 and non-related parties (net of discount) in the amounts of $75,000, and $75,000. We also had $4,948 and $112,199 of net liabilities related to discontinued operations as of September 30, 2022, and December 31, 2021. Derivative liability, as discussed in greater detail in “Note 12 – Derivative Liabilities”, to the notes to unaudited financial statements included above, was $3,743,817 and $4,141,272, respectively as of September 30, 2022 and December 31, 2021. The Company had a total stockholders’ deficit of 6,135,573 and $3,869,112 as of September 30, 2022, and December 31, 2021, respectively.

During the nine months ended September 30, 2022, net cash used in operating activities was $1,874,132, compared to net cash used in operating activities of $1,577,120 for the nine months ended September 30, 2021. Negative cash flows from operating activities during the nine months ended September 30, 2022, were due primarily to the net loss of $3,400,340, together with a change in derivative liability of $622,909 and gain of disposal of assets of $322,762, partially offset by non-cash expenses, including amortization of debt discount of $1,894,010, and stock-based compensation of $391,824. Negative cash flows from operating activities during the nine months ended September 30, 2021, were due primarily to the net loss of $7,498,626, together with a change in derivative liabilities of $1,779,896, partially offset by non-cash expenses, including stock-based compensation of $4,291,999, amortization of debt discount of $1,501,923, derivative expenses of $1,271,088, loss on loans settlement of $59,304 and in process research and development of $601,852.

During the nine months ended September 30, 2022 and 2021, we had net cash provided in investing activities of $314,173 and $10,000, respectively. For the nine months ended September 30, 2022, net cash provided in investing activities included proceeds from the disposition of Mangoceuticals, Inc. of $85,753 and net cash inflow from disposition of EPIQ, Inc. of $297,877, offset by $69,457 of capital expenditures for property and equipment.

During the nine months ended September 30, 2022, and 2021, net cash flows provided by financing activities were $515,176 and $1,654,336, respectively, primarily attributable to the proceeds from notes payable to related parties and non-related parties during the respective periods, offset by repayments of such borrowings. We had proceeds of $0 from related party borrowings and proceeds of $519,968 from non-related party borrowings in the nine months ended September 30, 2022, compared to proceeds of $59,820 and $1,919,000, respectively, in the nine months ended September 30, 2021. We made repayments of $32,984 of related party borrowings and repayments of $377,500 of non-related party borrowings in the nine months ended September 30, 2021, compared to repayments of $4,742, in the nine months ended September 30, 2022. We had proceeds of $100,000 from sales of stock in 2021 (which shares of stock were sold in connection with our Regulation A offering).

We had cash of $165,024 and a working capital deficit of $6,197,235, as of September 30, 2022. On a short-term basis, we will be required to raise a significant amount of additional funds over the next 12 months to sustain operations and pay outstanding liabilities. On a long-term basis, we will need to raise capital to grow and develop our business.

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

Additional information regarding the Company’s (a) accrued compensation for related parties can be found in “Note 9 – Accrued Compensation for Related Parties”; (b) notes payable can be found in “Note 10 – Notes Payable”; (c) related party loans can be found in “Note 11 – Loans from Related Parties”; and (d) derivative liabilities can be found in “Note 12 – Derivative Liabilities”; in the notes to unconsolidated financial statements included herein.

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

Management, with the participation of our Chief Executive Officer (principal executive officer/principal financial/accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Report. As of September 30, 2022, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting as of December 31, 2021 (as described in greater detail in our annual report on Form 10-K for the year ended December 31, 2021), our Chief Executive Officer (principal executive officer/principal financial/accounting officer) has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer/principal financial/accounting officer), as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” of this Form 10-Q from, “Part I - Item 1. Financial Statements” in the Notes to Consolidated Financial Statements under “Note 15 – Commitments and Contingencies”. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

As of September 30, 2022, we owed approximately $2,897,670 under various convertible promissory notes and as of the date of this Report we owe approximately $2,897,670 under various convertible promissory notes, many of which are in default. The conversion prices of the convertible notes are based on a discount to the market value of our common stock, subject in many cases to adjustments to the conversion prices upon defaults and anti-dilution and other rights which may result in such conversion prices declining (see also See also “Note 13 – Derivative Liabilities”, to the notes to unaudited financial statements included above). As a result, any conversion of the convertible notes and sale of shares of common stock issuable in connection with the conversion thereof may cause the value of our common stock to decline in value, as described in greater detail under the Risk Factors below. Notwithstanding the above, we hope to repay the convertible notes in full before any conversions take place.

The below are new risk factors not included in the Form 10-K:

We are contemplating starting a process to explore a corporate restructuring.

The Company is contemplating pursuing a corporate restructuring which may include, among other things, a merger, acquisition, or divestiture of certain of the Company’s assets or subsidiaries. The Company does not currently have any plans to go private or cease filing reports with the Securities and Exchange Commission. As part of the corporate restructuring, the Company may seek to divest its healthcare related subsidiaries which may include any or all of the equity or assets of the following owned by the Company: EPIQ Scripts, LLC (51% owned by the Company), LifeGuru, Inc., and ZipDoctor, Inc. Such divestiture may be to a third party or an affiliate of the Company, on arms-length terms. No definitive agreements have been entered into to date and the ultimate terms of any such agreement(s), if any, are currently unknown. The Company may be unable to complete a corporate restructuring timely, on favorable terms, or at all, and may not be able to obtain required consents and approvals for such a transaction. The outcome of this process may result in the liquidation of the above-named subsidiaries or their assets for significantly less than we paid to acquire or develop them, the write-off of prior expenses incurred in connection with the development of such assets or such assets, and may have a material adverse effect on our results of operations and liquidity. Notwithstanding the above, the Board of Directors will seek to maximize the value of such assets and operations to the extent possible. We may also be unable to complete a corporate restructuring, which may result in us failing to generate any significant revenues and being forced to seek bankruptcy protection.

Separately, we have had discussions with various parties seeking to merge and/or combine with us. While we have not entered into any definitive agreements or understandings with any such parties to date, in the event that we do enter into a business combination in the future, our majority stockholders may change and new shares of common stock or preferred stock could be issued resulting in substantial dilution to our then current stockholders. As a result, our new majority stockholders may change the composition of our Board of Directors and replace our current management. Any combination or sale transaction may also result in a change in our business focus. We have not entered into any combination agreements as of the date of this filing and may not enter into such agreements in the future. Any future material combination may have a material effect on our operations, cash flows, results of operations, prospects, plan of operations, the quotation of our common stock on the OTCQB Market, our officers, directors and majority stockholders, and the value of our securities. We may also be subject to material payments or penalties under outstanding agreements in the event of the consummation of a transaction similar to the above.

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

Our industry and the broader US economy have experienced higher than expected inflationary pressures in the first three quarters of 2022, related to continued supply chain disruptions, labor shortages and geopolitical instability. Should these conditions persist, our business, results of operations and cash flows could be materially and adversely affected.

The first three quarters of 2022 have seen significant increases in the costs of labor and certain materials and equipment, and longer lead times for such materials and equipment, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed US labor force, high inflation and other factors. Supply and demand fundamentals have been further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine. Recent supply chain constraints and inflationary pressures may in the future adversely impact our operating costs, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Economic uncertainty may affect our access to capital and/or increase the costs of such capital.

Global economic conditions continue to be volatile and uncertain due to, among other things, consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, increased inflation, tax rates, and the war between Ukraine and Russia which began in February 2022. These conditions remain unpredictable and create uncertainties about our ability to raise capital in the future. In the event required capital becomes unavailable in the future, or more costly, it could have a material adverse effect on our business, results of operations, and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the quarter ended September 30, 2022 and from the period from October 1, 2022 to the filing date of this Report, which have not previously been disclosed in a Current Report on Form 8-K, except as set forth below:

In the second quarter of 2022, the Company issued 301,866 common shares to investors in exchange for $69,476 of principal and accrued interest owed under the terms and conditions of convertible notes as issued.

On July 1, 2022, the Company issued 80,920 shares of common stock to a note holder in exchange for $16,693 of accrued and unpaid interest owed under the terms and conditions of that certain 10% convertible promissory note issued to Mast Hill Fund, LP, dated November 22, 2021.

On July 8, 2022, the Company issued 80,920 shares of common stock to a note holder in exchange for $11,328 of accrued and unpaid interest owed under the terms and conditions of that certain 10% convertible promissory note issued to Mast Hill Fund, LP, dated November 22, 2021.

On July 12, 2022, the Company issued 104,286 shares of common stock to a note holder in exchange for $9,855 of principal and interest owed under the terms and conditions of that certain 6% convertible promissory note issued to Quick Capital, LLC, dated June 24, 2021.

On July 13, 2022, the Company issued 80,920 shares of common stock to a note holder in exchange for $11,328 of accrued and unpaid interest owed under the terms and conditions of that certain 10% convertible promissory note issued to Mast Hill Fund, LP, dated November 22, 2021.

On July 18, 2022, the Company issued 113,000 shares of common stock to a note holder in exchange for $15,820 of accrued and unpaid interest owed under the terms and conditions of that certain 10% convertible promissory note issued to Talos Victory Fund, LLC dated November 30, 2021.

On July 21, 2022, the Company issued 80,920 shares of common stock to a note holder in exchange for $11,328 of accrued and unpaid interest owed under the terms and conditions of that certain 10% convertible promissory note issued to Mast Hill Fund, LP, dated November 22, 2021.

On July 25, 2022, the Company issued 119,194 shares of common stock to a note holder in exchange for $16,687 of accrued and unpaid interest owed under the terms and conditions of that certain 10% convertible promissory note issued to Blue Lake Partners, LLC, dated December 2, 2021.

On August 4, 2022, the Company issued 124,378 shares of common stock to a note holder in exchange for $10,000 of principal and interest owed under the terms and conditions of that certain 6% convertible promissory note issued to Quick Capital, LLC, dated June 24, 2021.

On August 9, 2022, the Company issued 80,920 shares of common stock to a note holder in exchange for $6,506 of principal and interest owed under the terms and conditions of that certain 6% convertible promissory note issued to Mast Hill Fund, LP, dated November 22, 2021.

On August 9, 2022, the Company issued 135,000 shares of common stock to a note holder in exchange for $10,854 of accrued and unpaid interest owed under the terms and conditions of that certain 10% convertible promissory note as issued to Talos Victory Fund, LLC dated November 30, 2021.

On August 19, 2022, the Company issued 140,213 shares of common stock to a note holder in exchange for $11,273 of principal and interest owed under the terms and conditions of that certain 6% convertible promissory note issued to Mast Hill Fund, LP, dated November 22, 2021.

On August 19, 2022, the Company issued 130,000 shares of common stock to a note holder in exchange for $10,452 of accrued and unpaid interest owed under the terms and conditions of that certain 10% convertible promissory note issued to Talos Victory Fund, LLC dated November 30, 2021.

On August 22, 2022, the Company issued 152,628 shares of common stock to a note holder in exchange for $6,809 of principal and interest owed under the terms and conditions of that certain 6% convertible promissory note issued to Quick Capital, LLC, dated June 24, 2021.

On September 6, 2022, the Company issued 140,213 shares of common stock to a note holder in exchange for $5,609 of principal and interest owed under the terms and conditions of that certain 6% convertible promissory note issued to Mast Hill Fund, LP, dated November 22, 2021.

On September 6, 2022, the Company issued 165,000 shares of common stock to a note holder in exchange for $13,266 of accrued and unpaid interest owed under the terms and conditions of that certain 10% convertible promissory note issued to Talos Victory Fund, LLC dated November 30, 2021.

On September 12, 2022, the Company issued 175,000 shares of common stock to a note holder in exchange for $7,088 of accrued and unpaid interest owed under the terms and conditions of that certain 10% convertible promissory note issued to Blue Lake Partners, LLC, dated December 2, 2021.

On September 16, 2022, the Company issued 185,000 shares of common stock to a note holder in exchange for $7,493 of accrued and unpaid interest owed under the terms and conditions of that certain 10% convertible promissory note issued to Talos Victory Fund, LLC dated November 30, 2021.

On September 16, 2022, the Company issued 140,213 shares of common stock to a note holder in exchange for $5,609 of principal and interest owed under the terms and conditions of that certain 6% convertible promissory note issued to Mast Hill Fund, LP, dated November 22, 2021.

On September 22, 2022, the Company issued 140,213 shares of common stock to a note holder in exchange for $5,609 of principal and interest owed under the terms and conditions of that certain 6% convertible promissory note issued to Mast Hill Fund, LP, dated November 22, 2021.

On September 28, 2022, the Company issued 225,000 shares of common stock to a note holder in exchange for $9,113 of accrued and unpaid interest owed under the terms and conditions of that certain 10% convertible promissory note issued to Talos Victory Fund, LLC dated November 30, 2021.

September 28, 2022, the Company issued 140,213 shares of common stock to a note holder in exchange for $5,609 of principal and interest owed under the terms and conditions of that certain 6% convertible promissory note issued to Mast Hill Fund, LP, dated November 22, 2021.

On September 30, 2022, the Company issued 245,000 shares of common stock to a note holder in exchange for $9,923 of accrued and unpaid interest owed under the terms and conditions of that certain 10% convertible promissory note issued to Talos Victory Fund, LLC dated November 30, 2021.

On October 3, 2022, the Company issued 229,000 shares of common stock to a note holder in exchange for $9,160 of accrued and unpaid interest owed under the terms and conditions of that certain 10% convertible promissory note issued to Blue Lake Partners, LLC, dated December 2, 2021.

On October 3, 2022, the Company issued 140,213 shares of common stock to a note holder in exchange for $5,609 of principal and interest owed under the terms and conditions of that certain 6% convertible promissory note issued to Mast Hill Fund, LP, dated November 22, 2021.

On October 6, 2022, the Company issued 245,000 shares of common stock to a note holder in exchange for $9,923 of accrued and unpaid interest owed under the terms and conditions of that certain 10% convertible promissory note issued to Talos Victory Fund, LLC dated November 30, 2021.

On October 7, 2022, the Company issued 140,213 shares of common stock to a note holder in exchange for $5,609 of principal and interest owed under the terms and conditions of that certain 6% convertible promissory note issued to Mast Hill Fund, LP, dated November 22, 2021.

On October 12, 2022, the Company issued 265,000 shares of common stock to a note holder in exchange for $10,733 of accrued and unpaid interest owed under the terms and conditions of that certain 10% convertible promissory note issued to Talos Victory Fund, LLC dated November 30, 2021.

On October 13, 2022, the Company issued 140,213 shares of common stock to a note holder in exchange for $5,609 of principal and interest owed under the terms and conditions of that certain 6% convertible promissory note issued to Mast Hill Fund, LP, dated November 22, 2021.

On October 17, 2022, the Company issued 315,000 shares of common stock to a note holder in exchange for $12,758 of accrued and unpaid interest owed under the terms and conditions of that certain 10% convertible promissory note issued to Talos Victory Fund, LLC dated November 30, 2021.

On October 18, 2022, the Company issued 317,484 shares of common stock to a note holder in exchange for $12,699 of principal and interest owed under the terms and conditions of that certain 6% convertible promissory note issued to Mast Hill Fund, LP, dated November 22, 2021.

On October 24, 2022, the Company issued 310,000 shares of common stock to a note holder in exchange for $12,555 of accrued and unpaid interest owed under the terms and conditions of that certain 10% convertible promissory note as issued to Talos Victory Fund, LLC dated November 30, 2021.

On October 26, 2022, the Company issued 362,000 shares of common stock to a note holder in exchange for $14,661 of accrued and unpaid interest owed under the terms and conditions of that certain 10% convertible promissory note as issued to Talos Victory Fund, LLC dated November 30, 2021.

On October 26, 2022, the Company issued 317,484 shares of common stock to a note holder in exchange for $12,699 of principal and interest owed under the terms and conditions of that certain 6% convertible promissory note issued to Mast Hill Fund, LP, dated November 22, 2021.

On October 27, 2022, the Company issued 398,000 shares of common stock to a note holder in exchange for $15,920 of accrued and unpaid interest owed under the terms and conditions of that certain 10% convertible promissory note issued to Blue Lake Partners, LLC, dated December 2, 2021.

On November 2, 2022, the Company issued 360,000 shares of common stock to a note holder in exchange for $14,580 of accrued and unpaid interest owed under the terms and conditions of that certain 10% convertible promissory note issued to Talos Victory Fund, LLC dated November 30, 2021.

On November 3, 2022, the Company issued 317,484 shares of common stock to a note holder in exchange for $12,699 of principal and interest owed under the terms and conditions of that certain 6% convertible promissory note issued to Mast Hill Fund, LP, dated November 22, 2021.

On November 7, 2022, the Company issued 450,000 shares of common stock to a note holder in exchange for $18,225 of accrued and unpaid interest owed under the terms and conditions of that certain 10% convertible promissory note issued to Talos Victory Fund, LLC dated November 30, 2021.

On November 9, 2022, the Company issued 317,484 shares of common stock to a note holder in exchange for $12,699 of principal and interest owed under the terms and conditions of that certain 6% convertible promissory note issued to Mast Hill Fund, LP, dated November 22, 2021.

On November 9, 2022, the Company issued 475,000 shares of common stock to Sultan Haroon who serves as the Director of Business Operations for Epiq Scripts as a bonus for services rendered to date. The shares were valued at $.02 per share, or $9,500.

On November 9, 2022, the Company issued 475,000 shares of common stock to Maja Matthews who serves as the Director of Business Development for Epiq Scripts as a bonus for services rendered to date. The shares were valued at $.02 per share, or $9,500.

On November 9, 2022, the Company issued 200,000 shares of common stock to Justin Baker who serves as a pharmacy technician for Epiq Scripts as a bonus for services rendered to date. The shares were valued at $.02 per share, or $4,000.

On November 9, 2022, the Company issued 200,000 shares of common stock to John Helfrich who serves as the Pharmacist in Charge for Epiq Scripts as a bonus for services rendered to date. The shares were valued at $.02 per share, or $4,000.

On November 12, 2022, the Company issued 550,000 shares of common stock to a note holder in exchange for $22,000 of accrued and unpaid interest owed under the terms and conditions of that certain 10% convertible promissory note issued to Blue Lake Partners, LLC, dated December 2, 2021.

On November 12, 2022, the Company issued 470,000 shares of common stock to a note holder in exchange for $5,640 of principal and interest owed under the terms and conditions of that certain 6% convertible promissory note issued to FirstFire Global Opportunities Fund, LLC, dated June 24, 2021.

On November 14, 2022, the Company issued 550,011 shares of common stock to a note holder in exchange for $6,200 of principal and interest owed under the terms and conditions of that certain 6% convertible promissory note issued to Quick Capital, LLC, dated June 24, 2021.

* * * * * * *

We claim an exemption from registration afforded by Section 3(a)(9) of the Securities Act, for the above conversions, as the securities were exchanged by the Company with its existing security holders exclusively in transactions where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

On September 14, 2022, the Company issued 300,000 shares of common stock to GreenTree Financial Group, Inc. in connection with an addendum to a service agreement for consulting services related to accounting and financial reporting. The shares were issued at $0.04 per share, or a total of $12,000.

We claim an exemption from registration for the issuance above pursuant to Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act, since the foregoing issuance did not involve a public offering, the recipient was an “accredited investor”, and the recipient acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Articles of Incorporation, as amended	10-K	000-50912	3.1	6/26/2020
3.2	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of International American Technologies, Inc.	SB-2	333-138902	4(iii)1	11/22/2006
3.3	Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock of International American Technologies, Inc.	SB-2	333-138902	4(iii)2	11/22/2006
3.4	Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock of Hammons Industries, Inc.	8-K	000-50912	4(iii)3	9/26/2007
3.5	Amended and Restated Certificate of Designations of American International Holdings Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series a Preferred Stock, filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.1	5/21/2020
3.6	Amended and Restated Certificate of Designation of American International Holdings Corp. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock, filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.2	5/21/2020
3.7	Certificate of Withdrawal of Certificate of Designation of Series C Convertible Preferred Stock filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.3	5/21/2020
3.8	Certificate of Amendment to Articles of Incorporation of American International Holdings Corp. (1-for-60 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on May 6, 2022, and effective May 13, 2022	8-K	000-50912	3.1	5/12/2022

3.9	Second Amended and Restated Certificate of Designations of American International Holdings Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Convertible Preferred Stock, filed with the Secretary of State of Nevada on May 6, 2022	8-K	000-50912	3.2	5/12/2022
3.10	Certificate of Amendment to Articles of Incorporation of American International Holdings Corp. (1-for-60 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on May 6, 2022, and effective May 13, 2022	8-K	000-50912	3.1	5/12/2022
3.11	Second Amended and Restated Certificate of Designations of American International Holdings Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Convertible Preferred Stock, filed with the Secretary of State of Nevada on May 6, 2022	8-K	000-50912	3.2	5/12/2022
3.12	Bylaws of Unlimited Coatings Corporation	10-SB/12G	000-50912	3(ii)	8/18/04
10.1	Securities Purchase Agreement between 1800 Diagonal Lending LLC and American International Holdings Corp., dated May 13, 2022, effective May 16, 2022	8-K	000-50912	10.1	5/20/2022
10.2	$137,500 Convertible Promissory Note between 1800 Diagonal Lending LLC and American International Holdings Corp., dated May 13, 2022, effective May 16, 2022	8-K	000-50912	10.2	5/20/2022
10.3***	Stock Purchase Agreement between American International Holdings Corp. and Cohen Enterprises, Inc., dated June 16, 2022	8-K	000-50912	10.1	6/23/2022
10.4	Securities Purchase Agreement between 1800 Diagonal Lending LLC and American International Holdings Corp., dated June 17, 2022, effective June 16, 2022	8-K	000-50912	10.2	6/23/2022

10.5	$88,775 Convertible Promissory Note between 1800 Diagonal Lending LLC and American International Holdings Corp., dated June 17, 2022, effective June 16, 2022	8-K	000-50912	10.3	7/12/2022
10.6	Equity Interest Purchase Agreement by and among American International Holdings Corp., EPIQ MD, Inc., Alejandro Rodriguez and Pan-American Communications Services, S.A., entered into on July 7, 2022, and dated June 30, 2022	8-K	000-50912	10.1	7/12/2022
10.7	$150,000 Secured Promissory Note from Alejandro Rodriguez and Pan-American Communications Services, S.A. to American International Holdings Corp., entered into on July 7, 2022, and dated June 30, 2022	8-K	000-50912	10.2	7/12/2022
10.8	Pledge Agreement between Alejandro Rodriguez and Pan-American Communications Services, S.A. and American International Holdings Corp., entered into on July 7, 2022, and dated June 30, 2022	8-K	000-50912	10.3	7/12/2022
10.9	Royalty Agreement between EPIQ MD, Inc. and American International Holdings Corp., entered into on July 7, 2022, and dated June 30, 2022	8-K	000-50912	10.4	7/12/2022
10.10	Full, Final and Absolute Mutual Release between Alejandro Rodriguez and American International Holdings Corp., entered into on July 7, 2022, and dated June 30, 2022	8-K	000-50912	10.5	7/12/2022
10.11	Full, Final and Absolute Mutual Release between Verdie Bowen and American International Holdings Corp., entered into on July 7, 2022, and dated June 30, 2022	8-K	000-50912	10.6	7/12/2022
10.12£	Master Services Agreement and Statement of Work dated September 1, 2022, and effective August 31, 2022, between Epiq Scripts, LLC and Mangoceuticals, Inc.	8-K	000-50912	10.1	9/8/2022

10.13#	Securities Purchase Agreement by and between American International Holdings Corp., and Mast Hill Fund, L.P. dated August 29, 2022	8-K	000-50912	10.2	9/8/2022
10.14	$62,250 Promissory Note issued to Mast Hill Fund, L.P. by American International Holdings Corp. dated August 29, 2022	8-K	000-50912	10.3	9/8/2022
10.15	Common Stock Purchase Warrant to purchase 3,000,000 shares of common stock, issued by American International Holdings Corp. in favor of Mast Hill Fund, L.P.	8-K	000-50912	10.4	9/8/2022
10.16#	Securities Purchase Agreement by and between American International Holdings Corp., and Mast Hill Fund, L.P. dated September 13, 2022	8-K	000-50912	10.1	9/23/2022
10.17	$62,250 Promissory Note issued to Mast Hill Fund, L.P. by American International Holdings Corp. dated September 13, 2022	8-K	000-50912	10.2	9/23/2022
10.18	Common Stock Purchase Warrant dated September 13, 2022, to purchase 3,000,000 shares of common stock, issued by American International Holdings Corp. in favor of Mast Hill Fund, L.P.	8-K	000-50912	10.3	9/23/2022
10.19	Securities Purchase Agreement between 1800 Diagonal Lending LLC and American International Holdings Corp., dated October 3, 2022	8-K	000-50912	10.1	10/14/2022
10.20	$59,400 Convertible Promissory Note between 1800 Diagonal Lending LLC and American International Holdings Corp., dated October 3, 2022	8-K	000-50912	10.2	10/14/2022
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*					X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**					X
101.SCH*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.CAL*	Inline XBRL Taxonomy Extension Schema Document					X
101.DEF*	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.PRE*	Inline XBRL Taxonomy Extension Label Linkbase Document					X
104*	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Filed herewith.
**	Furnished herewith.
***	Indicates management contract or compensatory plan or arrangement.

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

£ Certain portions of this Exhibit has been omitted in accordance with Regulation S-K Item 601 because they are both (i) not material to investors and (ii) the type of information that American International Holdings Corp. customarily and actually treats as private or confidential, and have been marked with ‘‘[***]’’ to indicate where omissions have been made. American International Holdings Corp. agrees to furnish supplementally an unredacted copy of the Exhibit to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American International Holdings Corp.

By	/s/ Jacob D. Cohen
Jacob D. Cohen
Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial/Accounting Officer)
November 16, 2022

