Form 10-K
period 2022-12-31
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2023-06-09
CIK 1300524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file number: 000-50912

(Exact name of registrant as specified in its charter)

Nevada	90-1898207
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

205S Bailey Street, Electra, Texas	76360
(Address of principal executive offices)	(Zip Code)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $23,172,143 based on the closing sale price of $16.99 (as adjusted for the Registrant’s 1-for-60 reverse stock split of its outstanding common stock effective May 12, 2022) on such trading date as reported on the OTCQB. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included in Part III, Item 12 of this Annual Report on Form 10-K.

The number of shares outstanding of each of the issuer’s classes of equity as of June 9, 2023 is 195,000,000 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Cautionary Statement regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

●	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;
●	our business strategy and our recent change in business strategy;
●	our reserves;
●	technology;
●	our cash flows and liquidity;
●	our financial strategy, budget, projections and operating results;
●	oil and natural gas realized prices;
●	timing and amount of future production of oil and natural gas;
●	the availability of oil field labor;
●	the amount, nature and timing of capital expenditures, including future exploration and development costs;
●	drilling of wells;
●	government regulation and taxation of the oil and natural gas industry;
●	changes in, and interpretations and enforcement of, environmental and other laws and other political and regulatory developments;
●	exploitation projects or property acquisitions;
●	costs of exploiting and developing our properties and conducting other operations;
●	general economic conditions in the United States and around the world, including the effect of regional or global health pandemics (such as, for example, the 2019 coronavirus (“COVID-19”)), recent increases in inflation and interest rates, and risks of recessions, including as a result thereof;
●	competition in the oil and natural gas industry;
●	effectiveness of our risk management activities;
●	environmental liabilities;
●	counterparty credit risk;
●	developments in oil-producing and natural gas-producing countries;
●	our future operating results;
●	future acquisition transactions;
●	our estimated future reserves and the present value of such reserves; and
●	other risks described below under “Risk Factors”.

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

The market data and certain other statistical information used throughout this Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information, and we have no commissioned any such information. We are responsible for all of the disclosures contained in this Report, and we believe these industry publications and third-party research, surveys and studies are reliable. While we are not aware of any misstatements regarding any third-party information presented in this Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under the section entitled “Risk Factors” beginning on page 20 of this Report. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to American International Holdings Corp., is also based on our good faith estimates.

Effective on May 12, 2022, the Company affected a 1-for-60 reverse stock split of its issued and outstanding common stock by the filing of a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada (filed on May 6, 2022 and effective on May 12, 2022)(the “Reverse Stock Split”). The Reverse Stock Split has been retroactively reflected in the disclosures below. Also on May 6, 2022, a Second Amended and Restated designation of the Company’s Series A Preferred Stock was filed and became effective with the Secretary of State of Nevada, whereby, among other things, a 1,000-for-1 forward stock split of the outstanding Series A Preferred Stock of the Company was effected, which has not been retroactively reflected below.

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

Items 1. and 2. Business and Properties

Corporate History

American International Holdings Corp.

American International Holdings Corp. was organized in 1986 and is incorporated in Nevada. The Company has undergone several name changes and changes of control since its incorporation; however, from 2012 until April 2019, the Company had no operations and nominal assets. Our corporate headquarters is located at 205S Bailey Street, Electra, Texas 76360 and our telephone number is 469-963-2644.

Prior to May 31, 2018, the Company was a 93.2% owned subsidiary of American International Industries, Inc. (“American”, “AMIN”), a company whose securities are traded on the OTCQB market maintained by OTC Markets under the symbol “AMIN”.

Effective on May 31, 2018, the Company issued (a) 71,667 shares of restricted common stock to Mr. Daniel Dror (the Company’s former Chief Executive Officer and President (who resigned from such positions effective on May 31, 2018)); (b) 63,333 shares of restricted common stock to Mr. Robert Holden (who was appointed President, Chief Executive Officer and Director of the Company on May 31, 2018 and resigned on August 20, 2018); (c) 12,500 shares of restricted common stock to Mr. Everett Bassie (who was appointed as Chief Financial Officer, Secretary, Treasurer and a member of the board of directors of the Company on May 31, 2018, and who has since resigned from all positions with the Company); (d) 12,500 shares of restricted common stock to Mr. Winfred Fields (a consultant to the Company); and (e) 8,333 shares of restricted common stock to Mr. Charles R. Zeller (a then director of the Company), each in consideration for services rendered to the Company.

As a result of the issuance of the shares in May 2018 as discussed above, a change in control occurred. American International Industries, Inc. ownership decreased from 93.2% to 6.4%.

On April 12, 2019, the Company entered into a Share Exchange Agreement (the “2019 Share Exchange Agreement”) with Novopelle Diamond, LLC, a Texas limited liability company (“Novopelle Diamond” and “Novopelle”) and certain unitholders of Novopelle Diamond. Pursuant to the terms of the 2019 Share Exchange Agreement, the Company acquired 100% of the issued and outstanding membership interests of Novopelle Diamond by means of a share exchange with the Novopelle Members in exchange for 300,000 newly issued shares of the common stock of the Company (the “2019 Share Exchange”). As a result of the 2019 Share Exchange, Novopelle became a 100% owned subsidiary of the Company. The closing of the Share Exchange occurred concurrently with the entry into the 2019 Share Exchange Agreement and resulted in a change of control of the Company. As a result of the 2019 Share Exchange, the Company acquired the business of Novopelle Diamond and all of its assets. Novopelle Diamond is a physician supervised, medical spa and wellness clinic that offers a full menu of wellness services including anti-aging, weight loss and skin rejuvenation treatments.

The three unitholders of Novopelle Diamond who received shares pursuant to the 2019 Share Exchange Agreement were (1) Jacob D. Cohen; (2) Esteban Alexander; and (3) Luis Alan Hernandez, who each received six million shares pursuant to the 2019 Share Exchange.

Concurrent with the 2019 Share Exchange, the Company entered into individual share exchange agreements and promissory notes with each of Daniel Dror, Winfred Fields and former directors Everett Bassie and Charles Zeller (the “AMIH Shareholders”) whereby the AMIH Shareholders agreed to cancel and exchange a total of 81,667 shares of their Company common stock for individual promissory notes with an aggregate principal amount of $350,000 (the “Promissory Notes”). The Promissory Notes had a term of two years and accrue interest at the rate of 10% per annum (payable at maturity) until paid in full by the Company. The current principal balance of the Promissory Notes is approximately $110,000 as of the date of this filing.

As a result of the issuance of the shares in the 2019 Share Exchange and the cancellation of the shares held by the AMIH Shareholders, control of the Company changed to (1) Jacob D. Cohen; (2) Esteban Alexander; and (3) Alan Hernandez, who each then owned 26% of the Company’s common stock following such transactions.

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

On October 2, 2020, Jacob D. Cohen, the Chief Executive Officer and member of the board of directors of the Company entered into Stock Purchase Agreements with each of (a) Esteban Alexander, the Chief Operating Officer and member of the board of directors of the Company, and (b) Luis Alan Hernandez, the Chief Marketing Officer and member of the board of directors of the Company (collectively, the “Preferred Holders” and the “2020 Stock Purchase Agreements”).

Pursuant to the 2020 Stock Purchase Agreements, Mr. Alexander agreed to sell 116,667 shares of common stock of the Company which he held to Mr. Cohen, which rights to such shares were assigned by Mr. Cohen to Cohen Enterprises, Inc., which entity he controls (“Cohen Enterprises”), in consideration for an aggregate of $1,500 as well as for the amount of services provided by Mr. Cohen to the Company; and Mr. Hernandez agreed to sell 66,667 shares of common stock of the Company which he held to Cohen Enterprises, in consideration for an aggregate of $1,000 as well as for the amount of services provided by Mr. Cohen to the Company. The sales closed on November 5, 2020.

A condition to the 2020 Stock Purchase Agreements was that each of Mr. Alexander and Mr. Hernandez resign as a member of the board of directors of the Company by no later than January 15, 2021, which resignations were effective December 15, 2020.

A further requirement to the terms of the 2020 Stock Purchase Agreements was that each of Mr. Alexander and Mr. Hernandez take such actions necessary and which may be requested from time to time by Mr. Cohen, to affect the cancellation of the one share of Series A Preferred Stock of the Company held by each of them, for no consideration (including, but not limited to, without the required payment by the Company of the $1 redemption price described in the designation of such Series A Preferred Stock).

The shares of Series A Preferred Stock held by Mr. Alexander and Mr. Hernandez were canceled on November 6, 2020. The common shares were also transferred to Mr. Cohen on November 6, 2020, and as such, a change of control occurred on such date, with Mr. Cohen taking over voting control of the Company, and serving between December 15, 2020 and October 19, 2021, as the sole officer and director of the Company. The Company has subsequently appointed new directors and officers.

As a result of COVID-19 and ‘stay-at-home’ and social distancing orders issued in McKinney and The Woodlands, Texas, we had to close both of our then operational MedSpas, VISSIA McKinney and VISSIA Waterway, Inc., effective March 10, 2020. VISSIA Waterway, Inc. reopened effective June 21, 2020 and VISSIA McKinney reopened effective August 8, 2020. Notwithstanding the re-openings, customer traffic and demand at our VISSIA Waterway, Inc. and VISSIA McKinney MedSpa locations failed to rebound to pre-COVID-19 levels due to COVID-19 and the pandemic’s effects on the economy, and because we were unable to predict the length of the pandemic or ultimate outcome thereof, and further due to our limited capital resources, effective on October 25, 2020, we made the decision to close both our VISSIA Waterway, Inc. and VISSIA McKinney locations.

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

On September 23, 2019, the Company formed and organized Legend Nutrition, Inc. (“Legend Nutrition”) in the State of Texas to act as a new brand of retail vitamin and supplement stores to be branded and marketed as Legend Nutrition. October 18, 2019, Legend entered into an Asset Purchase Agreement to acquire all of the assets associated with and related to a retail vitamin, supplements and nutrition store located in McKinney, Texas and previously identified and doing business as “Ideal Nutrition.” As Legend Nutrition’s lease expired in January 2021, the Company made the decision to cease its operations to focus on the subsidiaries that better aligned with the purpose of the Company and its ongoing business plan in the telehealth and wellness space.

On May 15, 2020, the Company acquired a 51% interest in Life Guru, Inc., a Delaware corporation (“Life Guru”). Life Guru owns www.LifeGuru.me – a website dedicated to providing an online platform to connect consumers to a variety of mentors, professionals, life coaches and career coaches. The Company ceased operations of Life Guru in October 2022 due to the lack of capital resources required to operate the business.

On April 28, 2020, the Company incorporated a wholly-owned subsidiary, ZipDoctor, Inc. (“ZipDoctor”) in the state of Texas. ZipDoctor launched its online, direct-to-consumer subscription-based telemedicine platform www.ZipDoctor.co in the third quarter of 2020. ZipDoctor provides its customers with unlimited, 24/7 access to board certified physicians and licensed mental and behavioral health counselors and therapists via a newly developed, monthly subscription-based online telemedicine platform. ZipDoctor customers subscribe through the website and are only required to pay a monthly fee, which is determined based on whether they are an individual, a couple, or a family. Due to the lack of capital resources, the Company was unable to market ZipDoctor’s services and in further connection with a decision to pursue a direction in oil and gas, divested of ZipDoctor through a sale to Cosmos Health, Inc. in April 2023.

On January 24, 2022, the Company formed EPIQ Scripts, LLC (“EPIQ Scripts”) in the state of Texas. EPIQ Scripts has been established with the intent of operating as a close-door online mail order pharmacy with a specific target and vision to obtain licenses in all 50 states across the U.S. Due to the lack of capital resources, the Company was unable to continue to finance the operational demands of Epiq Scripts and chose to pursue a direction in oil and gas.

On February 15, 2023, we entered into a Share Exchange Agreement (the “Cycle Exchange Agreement”) with Cycle Energy Corp., a Texas corporation (“Cycle Energy”), and Marble Trital Inc., a New York corporation and sole shareholder of Cycle Energy (the “Cycle Shareholder”). The Cycle Shareholder is beneficially owned and controlled by Mr. Michael McLaren, the Company’s newly appointed Chief Executive Officer.

Pursuant to the Cycle Exchange Agreement, which closed on February 15, 2023 (the “Closing Date”), the Cycle Shareholder exchanged (the “Cycle Exchange”) 100% of the ownership of Cycle Energy in consideration for 1,000,000 shares of the Series A Preferred Stock of the Company (the “New Series A Shares”).

Management’s intent in entering into the 2023 Exchange Agreement was to develop a new business line while maintaining the Company’s existing operations. Management of the Company believes that by bringing Cycle Energy under the Company’s umbrella, the Company will be able to diversify its operations and build a portfolio of core assets that can be strategically leveraged in various ways to accelerate the Company’s overall growth. With the 2023 Exchange Agreement, there will come an expanded vision for the Company.

Cycle Energy is a diversified energy company based in the state of Texas and has three subsidiaries, namely – Cycle Oil and Gas Inc. (“Cycle Oil”), and Cycle Energy Services (“Cycle Services”) and Cycle Energy Technologies (“Cycle Technologies”) all of these are fully described in Current Operations below.

Conditions to closing the Cycle Exchange included that the Company must have entered into the Cohen Exchange Agreement (defined and discussed below); terminated the employment agreement of Jacob D. Cohen, the Chief Executive Officer and Chairman of the Company; entered into a consulting agreement with Mr. Cohen; and entered into an indemnification agreement with Mr. Cohen, all of which occurred, as discussed below.

Additionally, the Cycle Exchange Agreement required the Company to invite two persons to join its Board of Directors at the recommendation of the Cycle Shareholder following the Closing Date, to fill the vacancies created by the resignation of two of the current members of the Company’s Board of Directors, which change in directors occurred. In addition, the Cycle Exchange Agreement required the Company’s then current officers to resign and new officers of the Company to be appointed at the direction of the Cycle Shareholder in his capacity as the CEO of the Company. Each of which appointments and resignations were completed.

On March 9, 2023, the Company, Cycle Energy and the Cycle Shareholder, entered into an amendment to Cycle Share Exchange Agreement (the “First Amendment”), which amended the Cycle Exchange Agreement to be effective February 15, 2023, instead of December 31, 2022.

Also Further on February 15, 2023, and as a required condition to the closing of the Cycle Exchange Agreement, the Company and Jacob D. Cohen, the then Chairman and Chief Executive Officer of the Company, entered into an agreement (the “Cohen Exchange Agreement”), pursuant to which, Mr. Cohen exchanged all 1,000,000 shares of the Series A Preferred Stock of the Company which he held (the “Cohen Series A Shares”), with the Company (which Cohen Series A Shares were then cancelled, prior to being reissued to the Seller as New Series A Shares, as discussed above), for (a) all of the issued and outstanding membership interests held by the Company in Epiq Scripts, LLC, a Texas limited liability company (“Epiq Scripts”)(representing 51% of Epiq Scripts)(the “Epiq Scripts Interests”); (b) all cash payments paid to the Company in the future as a Royalty Payment (as defined in the Royalty Agreement (defined below)) pursuant to that certain Royalty Agreement dated June 30, 2022, by and between Epiq MD, Inc. a Nevada corporation (“Epiq MD”) and the Company (the “Royalty Agreement” and the “Royalty Payments”); (c) all proceeds that the Company receives from any sale of the equity of ZipDoctor, Inc., a Texas corporation (the “ZipDoctor Consideration”); and (d) the rights to all debt owed to the Company from Epiq Scripts, in the amount of approximately $850,000 (the “Epiq Scripts Debt”).

Pursuant to the Cohen Exchange Agreement, the Company also agreed to pay all Royalty Payments to Mr. Cohen within five days of its receipt thereof and that any amount of the Royalty Payments not paid when due will accrue interest at the rate of the lesser of (a) 18% per annum; and (b) the highest rate allowable pursuant to law, until paid in full (as applicable, (a) or (b), the “Default Rate”).

The Cohen Exchange Agreement has an effective date of February 15, 2023, and the transactions contemplated by the Cohen Exchange Agreement closed on February 15, 2023.

Further to the closing of the transactions contemplated by the Cycle Exchange Agreement and the Cohen Exchange Agreement, and effective on the Closing Date, February 15, 2023, the Cycle Shareholder, through ownership of all 1,000 of the outstanding Series A Preferred Stock shares, holds voting control over 60% of the Company’s outstanding voting shares, resulting in a change of control of the Company. Prior to the closing of the Cohen Exchange Agreement, Jacob D. Cohen held 1,000 shares of Series A Preferred Stock, which provided him with the voting control over 60% of the Company’s outstanding voting shares. The shares of Series A Preferred Stock held by the Cycle Shareholder are beneficially owned by Michael McLaren, its controlling shareholder owner and officer. As a result, Mr. McLaren, as a result of his control of the Shareholder, obtained control over the Company upon the closing of the transactions contemplated by the Cycle Exchange Agreement, as he obtained voting control over 60% of the Company’s outstanding voting stock due to his ownership of the New Series A Shares.

Further, and as a result of the closing of the transactions contemplated by the Cycle Exchange Agreement and the Cohen Exchange Agreement, the Company has shifted its business to focus to the operation and management of current energy related entities and to further identify oil and gas related opportunities for acquisition.

General

The Company is an investor, developer and asset manager with diversified assets across the energy supply chain. The Company’s portfolio includes Cycle Energy that currently owns and operates three vertically integrated businesses – Cycle Oil, Cycle Services and Cycle Technologies.

Business Strategy

The Company seeks opportunities to acquire and grow businesses that possess strong brand values and that can generate long-term sustainable free cash flow and attractive returns in order to maximize value for all stakeholders.

The Company intends to continue to grow its business both organically and through identifying acquisition targets over the next 12 months in the overall energy and oil and gas industry, funding permitting. As these opportunities arise, the Company will determine the best method for financing its growth which may include the issuance of additional debt instruments, common stock, preferred stock, or a combination thereof, any one or more of which may cause significant dilution to existing shareholders. The Company requires approximately $5 million to implement its current business strategy for its different subsidiaries and to support potential growth. We expect to raise funds in the future through the sale of debt and/or equity in order to allow us to operate for the next twelve months, and may need to raise further additional capital in order to expedite our growth through acquisitions, none of which are currently planned. There is no assurance that we will be successful in raising such funds and if we do raise funds, this may result in substantial dilution to current investors.

CURRENT OPERATIONS

Business of the smaller reporting company.

Cycle Energy operates from a property in Electra, Texas which the company owns. The property is 3.14 acers with a 1500 square foot shop. The company intends to raise equity to expand the property to a 10,000 square foot clear span building which has 3 bays capable of housing Cycle Energy service rigs and support equipment.

Description on Cycle Energy’s wholly owned subsidiaries

Cycle Oil focuses on acquiring and optimizing underdeveloped oil and gas assets. It employs both internally developed and third party-licensed technologies to increase production, optimize performance and reduce costs.

Current production of Cycle Oil fluctuates between 17 and 30 bpd depending on uptime of certain wells from 16 leases on approximately 2,000 acers. In July 2022, it acquired Triple “S” Gas & Ray Loveless Enterprises in Wichita & Wilbarger counties for a combined purchase price of $US 1,145,000. Cycle Oil has an extensive catalog of workover candidates with over 125 shallow vertical wells producing from the Gunsite & Cisco sand formations and wells range from 300’ to 2000’ deep allowing for quick & inexpensive workovers.

Cycle Oil holds deeper rights on multiple leases and has hired a seasoned geologist in the area to help identify drilling targets such as the K.M.A, Ellenberger and Lower Gunsite. Having access to our own field and environmental equipment as well as enhancement and optimization technologies, gives us a strong advantage over traditional oil and gas players who have to hire field or abandonment services at a substantial premiums to the basic cost model. Given the company’s low operations cost, Cycle Oil is also able to take on distressed assets that larger companies may feel are “not worth the work”.

Cycle Oil has a marketing contract with Oklahoma Petroleum Allies LLC. OPA buys and trucks our product at WTI + Argus – 5.50 this includes the cost of trucking. CIT plans to expand TRRC (Texas Railroad Commission) bond to $250,000 for unlimited licenses and has identified several underdeveloped candidates ranging from 100-500,000 in purchase price.

Cycle Oil intends to raise both debt and equity capital and to acquire 1-2 undeveloped candidates per year within the following Texas counties subject to available capital and business health.

●	Wichita
●	Wilbarger
●	Baylor
●	Young
●	Archer
●	Throckmorton
●	Stephens

It also intends, subject to funding, to drill a minimum of 5 shallow wells on its Hodges lease which it holds an 87.5% NRI. New drill IP rates expected between 40-50BPD per well.

Cycle holds 16 oil and gas leases with a range 69 to 7.5 average NRI of 79% on existing properties.

Cycle Services supports Cycle Energy’s overall exploration and production efforts with “well services” and “end of life reclamation.” Cycle Services owns and operates a combination of customized service-wireline rigs and HydroVac units. This cutting-edge equipment allows for faster “rig in” and “rig out” times. Overall, Cycle Services equipment and experience combination reduces the amount of time and fuel burned to complete an abandonment or workover.

Cycle Services is innovating a new approach to assist companies with being able to enhance production from existing wells or abandon wells with greater efficiency and lower cost. We pride ourselves on NOT charging by the hour for our services but provide a preferred flat rate for the job at hand. This enables predictable cost budgeting for work over projects.

Our Innovator Rigs are a combo wireline/service rig, and capable of the following

●	Able to pull up to (3000m of 2 3/8 tubing), as well as pull pump, rods and other downhole equipment.
●	Has on board full E line capabilities for plug sets, well logging, cement bond logs, noise/temp logs, perforating and plasma pulse re-frac stimulation services.
●	Has full Slick-line capabilities for plunger sets/pulls, tubing punches, fishing, tubing plug sets and more.
●	Has full swabbing capacity to pull 4500lb (2.0m3) load, and work under pressure to 3500+ kpa
●	Is ideal for abandonments as we are able to pull pumps, rods, and tubing from a well. Set plug, pressure test, dump bail cement and log cement tops, perform noise temp logs for casing vent leaks. Great for remedial cement work.
●	Is a stand-alone unit which is also capable of lifting and resetting well head shacks and or moving concrete barrier blocks without the need for 3rd party picker truck services to help reduce costs.

Our modified HydroVac truck has additional capabilities over traditional vac units.

●	Able to swab back to the large capacity pressure tank and use it like a test vessel.
●	Has real time pressure monitoring and control of the tank pressure from the control cab of the innovator rig.
●	Can reduce well bore pressure to -30 psi vacuum to momentarily enhance inflow to help clean up near well bore fluid saturation. This is especially good for CBM wells.
●	Able to use vacuum when rigging out to prevent leaks and spills of well bore fluids around the work area.

●	Has the capability to clean or thaw with hot clean water and high-pressure wash equipment. This is useful for thawing valves and well heads or thawing around a building in order to lift it. No need for 3rd party steamers
●	Able to offload into production tanks if desired as all fluids are filtered to capture solids prior to going through our high-volume fluid transfer pump.
●	Able to pressure test well bore and chart the pressure test results for positive verification of good pressure test performed on abandonment plugs or production packers.
●	Has ultra-high-pressure capabilities to water jet cut off well heads, pilings, flow lines as well as abandon, cut and plug pipelines.

Cycle Energy Services has a full range of cased hole services and can enter into 3rd party tool supplier arrangements to fill any additional requirements. Our services include:

●	Routine Abandonment services

■	Gauge Ring, setting services, dump bailer, perforating for cement squeeze.

●	Non-routine Abandonment Services (Surface Casing Vent Flow)

■	Noise-temp and Spectral Noise – HD temp
■	Quantum Petrophysics Through-Casing Formation Evaluation
■	Cement Bond – Radial Bond Tool (RBL) and Segmented Bond Tool (SBT)

●	Conventional and Tubing Perforating
●	Pipe recovery and cutting services
●	Casing Evaluation Tools

■	Multi-finger Caliper
■	Corrosion inspection

●	Production Logging

Cycle Technologies provides both R&D and existing technology to enable increased production in the field. Cycle Energy’s flagship intellectual property is its mobile Gas to Liquid system. This is used to convert natural gas and other gaseous hydrocarbons into longer-chain hydrocarbons, such as gasoline or diesel fuel.

Additionally, Cycle Energy Technologies has 5 major products under development with an eye to eventually market or license the technologies being developed., as follows:

●	Syngas Production: The NT Plasmatron converts any hydrocarbon feedstock into syngas, which is a combination of hydrogen (H2) and Carbon Monoxide (CO). Viable feedstocks include municipal solid waste (MSW), coal, natural gas, tires, sewage, animal waste and agricultural waste.

●	Electricity Production:

●	The SteamRay high-efficiency rotary engine converts either steam or syngas into electricity.
●	The Hydrokinetics Propeller converts river or offshore water flows into hydraulic pressure.
●	The Small Energy Generating System (SEGS) converts that hydraulic pressure into electricity.

●	Liquid Fuel Production: The MultiFuel Gas-to-Liquid Reactor converts syngas into either Ultra Low Sulfur Diesel (ULSD) or an approximate 40/35/25 blend of ULSD, gasoline, and JP8 jet fuel are commercial products with substantial worldwide demand.

●	Cycle Energy Technologies Hydrogen Generating system for producing 99.999% pure hydrogen—wherever and whenever it is needed—is a technological breakthrough. This low cost, environmentally friendly fuel source could transform the industrial economies and the developing world.

●	Cycle’s production method solves the problems currently associated with hydrogen production: cost, distribution and purity. This breakthrough will enable high quality hydrogen to be produced cheaply, on demand and using low heat combustion. Because the production method is scalable, Amazonica technology could enable centralized production on an industrial scale.

On February 23rd, 2023, as part of a settlement package with Mr. McLaren, McLaren acquired the technologies of Xfuels and its predecessors. A settlement agreement for $1,674,096.07 was executed and Mr. McLaren simultaneously sold those assets to Cycle Energy Technologies via Cycle Energy Corp. for a convertible note of the same value bearing 7% interest per annum and a conversion rate of 50% discount on the previous 5 day average closing.

Products

Hydrogen Generator

Xfuels Inc., formerly Amazonica, Corp. filed a provisional patent application number 61970600 for our “Ultra-Pure Hydrogen Generating Device”. On March 28, 2014, the Company filed application number 61972088 for our “Ultra-Pure Hydrogen Generating Device Using Combustion of A Mixture Of Ethanol And Gasoline”. Both patents are provisional. The patent applications were based on ongoing research and development work from the Company’s team of scientists, led by Dr. Gennadiy Petrovich Glazunov, a world-renowned scientist at the Institute of Plasma Physics of the National Science Center of the National Academy of Science, located within the Kharkov Institute of Physics and Technology in the Ukraine.

The main objective of the invention is to improve the method of generating ultra-pure hydrogen while both enhancing its productivity and reducing environmental impact associated with the ultra-pure hydrogen production. This particular methodology is capable of producing ultra-pure hydrogen at productivity level previously unachievable. It is a known fact that environmental impact is lower if in the combustion the mixture of gasoline and ethanol is used instead of gasoline alone. However, it was not previously known that the incorporation of ethanol in gasoline yields improvements in pure hydrogen production. According to experimental results disclosed in the filed patent application, the present use of ethanol/gasoline mixture offers not only reduced environmental impact, but also enhances productivity of hydrogen generation by 25-50%. On April 29, 2015, the Company also applied for a provisional patent for “Pure Hydrogen Accumulating and Compressing Device” as they work on the Project had shown to be fruitful in other regards, not yet contemplated.

The abstract of our filing for the Ultra-Pure Hydrogen Generating Device describes the patent as follows:

A device for generating ultra-pure hydrogen comprising a substantially cylindrical palladium tube having a first end and a second end, wherein the first end is hermetically sealed with a jointing technique; a collection end; a valve disposed within a hydrogen 5 conductor having two ends, wherein the second end of the palladium tube is hermetically sealed to one end of the hydrogen conductor and the collecting end is connected to the other end of the hydrogen conductor; and a screen opposingly disposed from the flame source and about the substantially cylindrical diffusion-catalytic membrane, the central axis of the screen is disposed substantially parallelly with the 10 central axis of the substantially cylindrical diffusion-catalytic membrane at a distance of about 4 cm.

The abstract of our filing for the Ultra-Pure Hydrogen Generating Device Using Combustion of A Mixture Of Ethanol And Gasoline describes the patent as follows:

A method for generating ultra-pure hydrogen comprising: (a) providing a substantially cylindrical palladium tube having a first end and a second end, wherein the first end is hermetically sealed with a jointing technique, a collection end, and a valve disposed within a hydrogen conductor having two ends, wherein the second end 5 of the palladium tube is hermetically sealed to one end of the hydrogen conductor and the collection end is connected to the other end of the hydrogen conductor; (b) supplying a combustion of a fuel comprising gasoline and ethanol of a concentration, wherein the concentration is a percentage by volume of ethanol within a mixture of ethanol and gasoline; and (c) 10 heating said diffusion-catalytic membrane with said combustion to about 700-800 ºC. In a preferred embodiment, the concentration ranges from about 2.5 to 10%.

We are currently in discussions with potential joint venture partners in regard to licensing our technology or developing a use specific product for use in oil and gas energy production.

Szego mill

The Szego Grinding Mill is characterized by low energy consumption and a high specific capacity, typically forty times larger than for tumbling mills (expressed in metric tons/h, m3 of mill volume).

The mill is suitable for both wet and dry grinding. Wet, it can handle all consistencies from thin suspensions to thick pastes. Dry, it can be air swept. Wide mill speed variability and independently con- trolled feed rates provide un- precedented grinding flexibility, useful in dealing with tough-to-grind materials. Size reduction from 6 mm (1/4”) down to the ultra-fine (10 microns) range is readily attainable. Grinding can be combined with mixing, leaching, beneficiation, chemical reactions and other processes, in open or closed circuits. Yet, the capital investment for a Szego mill is a mere fraction of that of conventional grinding equipment of comparable capacity.

Proven applications include carbonaceous materials, such as coal, coke and graphite; industrial minerals and technical ceramics, ranging from limestone to lead zirconates; fibrous materials such as cellulose, wood chips and hog fuel; chemicals, food, plastics and metal powders

CET offers in-house test facilities for sub-sieve size analysis, iron contamination, ash analysis and rheological studies. Pilot plant test includes our unique coal and graphite cleaning as well as beneficiation and agglomeration techniques.

On November 17th, 2017, Converde Energy Inc. a subsidiary or Xfuels Inc. was awarded Patent #9809774 B2 “Method Of Separating Solids Using Bio-Oils. The company acquired the patent as a result of Mr. McLarens settlement agreement with Xfuels Inc.

The technology has a wide range of applications not limited to clean coal processing. Other applications include biomass processing for alcohol production, non-hazardous food oil processing from seed hexane is the solvent of choice most oil extraction processes, and hexane is a poisonous solvent. Cycles process can utilize ethyl alcohols as the primary solvent due to the efficiency of the simultaneous grinding and extraction techniques. This makes the process more environmentally friendly as well as residual toxic contaminants are no longer an issue.

We also undertake contract research in powder technology and welcome all applications in various grinding applications.

* * * * * *

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

* * * * *

As a result of COVID-19 and ‘stay-at-home’ and social distancing orders issued in McKinney and The Woodlands, Texas, we had to close both of our then operational MedSpas, VISSIA McKinney and VISSIA Waterway, Inc., effective March 10, 2020, and which resulted in both the loss of income and the loss of substantially all of our MedSpa employees, who had to be let go. VISSIA Waterway, Inc. reopened effective June 21, 2020 and VISSIA McKinney reopened effective August 8, 2020. However, due to the termination of employees associated with the shutdown we were forced to expend resources to attract, hire and train completely new staff for preparation of the re-launchings. Notwithstanding the re-openings, customer traffic and demand at our VISSIA Waterway, Inc. and VISSIA McKinney MedSpa locations failed to rebound to pre-COVID-19 levels due to COVID-19 and the pandemic’s effects on the economy, and because we were unable to predict the length of the pandemic or ultimate outcome thereof, and further due to our limited capital resources, effective on October 25, 2020, we made the decision to close both our VISSIA Waterway, Inc. and VISSIA McKinney locations. Our former MedSpa operations and assets are included under discontinued operations in the statement of operations and balance sheet included herein for the year ended December 31, 2022 and 2021, respectfully.

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

6.	LIFE GURU, INC. – 51% OWNED

On May 15, 2020, the Company acquired a 51% interest in Life Guru, Inc., a Delaware corporation (“Life Guru”). Life Guru owns www.LifeGuru.me – a website dedicated to providing an online platform to connect consumers to a variety of mentors, professionals, life coaches and career coaches. The Company ceased operations of Life Guru in October 2022 due to the lack of capital resources required to operate the business.

Recent Restructuring Events

Mangoceuticals Sale

On June 16, 2022, Company entered and closed the transactions contemplated by a Stock Purchase Agreement (the “SPA”), with Cohen Enterprises, Inc. (“Cohen Enterprises”), which entity is owned and controlled by Jacob D. Cohen, the then Chief Executive Officer and President and then and current member of the Board of Directors of the Company. Pursuant to the SPA, which was approved by the Board of Directors (with Mr. Cohen abstaining) and the Audit Committee of the Board of Directors, the Company sold 8,000,000 shares of the outstanding common stock of Mangoceuticals, which represented 80% of the then outstanding shares of common stock of Mangoceuticals, to Cohen Enterprises in consideration for $90,000, which was approximately the same amount that had been advanced to Mangoceuticals from the Company through the date of the SPA ($89,200). Cohen Enterprises also acquired the right to be repaid the $90,000 advanced from the Company to Mangoceuticals, from Mangoceuticals, pursuant to the terms of the SPA. As a result of the closing of the SPA, Cohen Enterprises owned 90% of Mangoceuticals (with the remaining 10% of Mangoceuticals being owned by an unrelated third party), and the Company has completely divested its interest in Mangoceuticals.

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

The Note had a maturity date of September 30, 2022, and bears no interest unless an event of default occurs. Upon the occurrence of an event of default, the Note bears interest at a default rate of 18% per annum until paid in full. The Note was paid in full on September 29, 2022.

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

Other than the $40,000 paid to Mr. Cohen at the time of the termination of the Employment Agreement, no material early termination penalties were incurred by the Company.

Cycle Energy Transactions

On February 15, 2023, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Cycle Energy Corp., a Texas corporation (“Cycle Energy”), and Marble Trital Inc., the sole shareholder of Cycle Energy (the “Shareholder”). The Shareholder is beneficially owned and controlled by Mr. Michael McLaren, the Company’s newly appointed Chief Executive Officer.

Pursuant to the Exchange Agreement, which closed on February 15, 2023 (the “Closing Date”), the Shareholder exchanged (the “Exchange”) 100% of the ownership of Cycle Energy in consideration for 1,000,000 shares of the Series A Preferred Stock of the Company (the “New Series A Shares”).

Management’s intent in entering into the Exchange Agreement was to develop a new business line while maintaining the Company’s existing operations. Management of the Company believes that by bringing Cycle Energy under the Company’s umbrella, the Company will be able to diversify its operations and build a portfolio of core assets that can be strategically leveraged in various ways to accelerate the Company’s overall growth. With the Exchange Agreement, there will come an expanded vision for the Company.

Cycle Energy is a diversified energy company based in the state of Texas.

Conditions to closing the Exchange included that the Company must have entered into the Cohen Exchange Agreement (defined and discussed below); terminated the employment agreement of Jacob D. Cohen, the Chief Executive Officer and Chairman of the Company; entered into a consulting agreement with Mr. Cohen; and entered into an indemnification agreement with Mr. Cohen, all of which occurred, as discussed below.

Additionally, the Exchange Agreement required the Company to invite two persons to join its Board of Directors at the recommendation of the Shareholder following the Closing Date, to fill the vacancies created by the resignation of two of the current members of the Company’s Board of Directors, which change in directors occurred. In addition, the Exchange Agreement required the Company’s then current officers to resign and new officers of the Company to be appointed at the direction of the Shareholder. Each of which appointments and resignations were completed.

On March 9, 2023, and effective on February 15, 2023, the date of the Exchange Agreement, the Company, Cycle Energy and the Shareholder, entered into a First Amendment to Share Exchange Agreement (the “First Amendment”), which amended the Exchange Agreement to be effective February 15, 2023, instead of December 31, 2022.

Also on February 15, 2023, and as a required condition to the closing of the Exchange Agreement, the Company and Jacob D. Cohen, the then Chairman and Chief Executive Officer of the Company, entered into an Exchange Agreement (the “Cohen Exchange Agreement”). Pursuant to the Cohen Exchange Agreement, Mr. Cohen exchanged all 1,000,000 shares of the Series A Preferred Stock of the Company which he held (the “Cohen Series A Shares”), with the Company (which Cohen Series A Shares were then cancelled, prior to being reissued to the Seller as New Series A Shares, as discussed above), for (a) all of the issued and outstanding membership interests held by the Company in Epiq Scripts, LLC, a Texas limited liability company (“Epiq Scripts”)(representing 51% of Epiq Scripts)(the “Epiq Scripts Interests”); (b) all cash payments paid to the Company in the future as a Royalty Payment (as defined in the Royalty Agreement (defined below)) pursuant to that certain Royalty Agreement dated June 30, 2022, by and between Epiq MD, Inc. a Nevada corporation (“Epiq MD”) and the Company (the “Royalty Agreement” and the “Royalty Payments”); (c) all proceeds that the Company receives from any sale of the equity of ZipDoctor, Inc., a Texas corporation (the “Zipdoctor Consideration”), which entity was subsequently sold effective in April 2023 (as discussed below); and (d) the rights to all debt owed to the Company from Epiq Scripts, in the amount of approximately $850,000 (the “Epiq Scripts Debt”).

Pursuant to the Cohen Exchange Agreement, the Company also agreed to pay all Royalty Payments to Mr. Cohen within five days of its receipt thereof and that any amount of the Royalty Payments not paid when due will accrue interest at the rate of the lesser of (a) 18% per annum; and (b) the highest rate allowable pursuant to law, until paid in full (as applicable, (a) or (b), the “Default Rate”).

The Cohen Exchange Agreement has an effective date of February 15, 2023, and the transactions contemplated by the Cohen Exchange Agreement closed on February 15, 2023.

As a result of the closing of the transactions contemplated by the Exchange Agreement and the Cohen Exchange Agreement, and effective on the Closing Date, February 15, 2023, the Shareholder, through ownership of all 1,000 of the outstanding Series A Preferred Stock shares, holds voting control over 60% of the Company’s outstanding voting shares, resulting in a change of control of the Company. Prior to the closing of the Cohen Exchange Agreement, Jacob D. Cohen held 1,000 shares of Series A Preferred Stock, which provided him voting control over 60% of the Company’s outstanding voting shares. The shares of Series A Preferred Stock held by the Shareholder are beneficially owned by Michael McLaren, its controlling shareholder owner and officer. As a result, Mr. McLaren, as a result of his control of the Shareholder, obtained control over the Company upon the closing of the transactions contemplated by the Exchange Agreement, as he obtained voting control over 60% of the Company’s outstanding voting stock due to his ownership of the New Series A Shares.

On February 15, 2023, we and Cycle Energy entered into a Consulting Agreement with Cohen Enterprises, Inc., which is owned by Mr. Cohen (“Cohen Enterprises”). Pursuant to the Consulting Agreement, Cohen Enterprises agreed to provide consulting and general business advisory services as reasonably requested by the Company during the term of the agreement, which was for six months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company agreed to pay $12,500 per month. The agreement contains customary confidentiality, non-solicitation provisions and Company indemnification obligations and further limits Cohen Enterprise’s liability under the agreement to $50,000, except for damages due to fraud, gross negligence or willful misconduct.

Effective on February 15, 2023, Jacob D. Cohen terminated his Employment Agreement with the Company dated January 12, 2022, in connection with his resignation as Chief Executive Officer of the Company and in consideration for $40,000.

ZipDoctor Sale

On March 17, 2023, the Company entered into a Stock Purchase Agreement with Cosmos Health Inc. (“Cosmos” and the “SPA”). Pursuant to the SPA, the Company agreed to sell Cosmos 100% of the outstanding shares of common stock of ZipDoctor, Inc., for $150,000. The transactions contemplated by the SPA closed on April 3, 2023. The SPA contained representations and warranties of the parties customary for a transaction of the size and type of the SPA and includes various indemnification obligations of the parties.

Approval for Increase in Authorized Shares, Name Change and Reverse Stock Split

Effective on May 10, 2023, Marble Trital Inc., which entity is beneficially owned by Mr. Michael McLaren, our Chief Executive Officer and Chairman, due to his ownership of 100% of Marble Trital Inc. and his position as Chief Executive Officer thereof, the holder of 1,000,000 shares of the Company’s Series A Preferred Stock, representing 292,500,000 voting shares as of such date or 60.0% of the 487,500,000 total voting shares as of such date (the “Majority Shareholder”), executed a written consent in lieu of a special meeting of shareholders (the “Majority Shareholder Consent”), approving the following matters, which had previously been approved by the Board of directors of the Company on April 19, 2023, and had recommended that such matters be presented to the Majority Shareholder for its approval on the same date:

●	the approval of the filing of a Certificate of Amendment to the Company’s Articles of Incorporation to affect a name change of the Company from “American International Holdings Corp.” to “Cycle Energy Corp.”;

●	the filing of a Certificate of Amendment to the Company’s Articles of Incorporation to increase the Company’s authorized number of shares of Common Stock from 195 million shares to one billion 995 million shares; and

●	the grant of discretionary authority for our Board of Directors, without further shareholder approval, to effect a reverse stock split of all of the outstanding common stock of the Company, by the filing of an amendment to our Articles of Incorporation with the Secretary of State of Nevada, in a ratio of between 1-for-10 and 1-for-1,000, with the Company’s Board of Directors having the discretion as to whether or not the reverse split is to be effected, and with the exact exchange ratio of any reverse split to be set at a whole number within the above range as determined by the Board of Directors in its sole discretion, at any time before April 19, 2024.

In accordance with Rule 14c-2 of the Exchange Act, the corporate actions will be effective no earlier than forty (40) days after the date notice of the internet availability of the Information Statement describing the above is first sent to shareholders, which we expect to be on or approximately June 24, 2023.

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

During the period through December 31, 2022, our operations were limited, and consisted solely of ZipDoctor, Inc., Life Guru, Inc., and EPIQ Scripts, LLC. Since the acquisition of Cycle Energy, our operations have changed to those of Cycle Energy.

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

Employees

As of the date of this Report, we have one full-time employee. Our compensation programs are designed to align the compensation of our employees with performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances incentives earnings for both short-term and long-term performance such as incentive bonuses and flexible schedules. The Company believes that its rich culture of inclusion and diversity enables it to create, develop and fully leverage the strength of its workforce to exceed customer expectation and meet its growth objectives. The Company places a high value on diversity and inclusion. We also utilize numerous outside consultants. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be satisfactory.

Government Regulation – Health Care

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

Government Regulation – Oil and Gas

Regulation of the Oil and Gas Industry

Our businesses are subject to numerous laws and regulations, including those related to oil and gas exploration and production and to the protection of health, environment and safety. New laws have been enacted or are otherwise being considered and regulations are being adopted by various regulatory agencies on a continuing basis. The costs of compliance with these new laws and regulations cannot be broadly appraised until their implementation becomes more defined. However, the current federal administration has begun implementing policies to increase regulation of oil and gas activity with the express purpose of transitioning the economy to lower-carbon sources of energy consistent with the administration’s focus on climate change. This administration’s climate policies have been wide-ranging and have included both legislative and executive branch action to address climate change and provide incentives to accelerate development of renewable resources.

The current administration has issued a number of executive and temporary orders and policy changes that address broad ranging issues including climate change, oil and gas activities on federal lands, infrastructure and environmental justice. These actions have been followed by a number of related regulatory proposals that are in various stages of the rulemaking process including: more stringent and potentially overlapping regulations of emissions from oil and gas activities, expected further expansion of the definition of Waters of the U.S., increased barriers to access to federal lands for oil and gas development, increased protection for endangered species, more stringent permitting requirements for oil and gas facilities, additional disclosures for climate change risks and implementing regulations for provisions of the Inflation Reduction Act of 2022.

We expect these regulatory changes, if finalized, may increase our administrative costs and affect the issuance of permits and/or agency approvals. If permits and approvals are not issued, or if unfavorable restrictions or conditions are imposed on our drilling activities due to these orders or policy changes, we may not be able to conduct our operations as planned. At this time, we do not expect that the proposed or anticipated rulemakings will affect our operations materially differently than they would affect other companies with similar operations, size and financial strength. However, the finalized versions of the proposed rules or new rules could have a material adverse impact on our business individually or collectively, depending on the final terms and timing of implementation.

All of our oil and gas operations are substantially affected by federal, state and local laws and regulations. Failure to comply with applicable laws and regulations can result in substantial penalties. The regulatory burden on the industry increases the cost of doing business and affects profitability. Historically, our compliance costs have not had a material adverse effect on our results of operations; however, we are unable to predict the future costs or impact of compliance.

Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress, the states, the Federal Energy Regulatory Commission (the “FERC”) and the courts, and, the State level. We cannot predict when or whether any such proposals may become effective. We do not believe that we would be affected by any such action materially differently than similarly situated competitors.

Regulation Affecting Production

The production of oil and natural gas is subject to United States federal and state laws and regulations, and orders of regulatory bodies under those laws and regulations, governing a wide variety of matters. All of the jurisdictions in which we own or operate producing oil and natural gas properties have statutory provisions regulating the exploration for and production of oil and natural gas, including provisions related to permits for the drilling of wells, bonding requirements to drill or operate wells, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, sourcing and disposal of water used in the drilling and completion process, and the abandonment of wells. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in an area, and the unitization or pooling of oil or natural gas wells, as well as regulations that generally prohibit the venting or flaring of natural gas, and impose certain requirements regarding the ratability or fair apportionment of production from fields and individual wells. These laws and regulations may limit the amount of oil and gas wells we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas liquids (NGL)and gas within its jurisdiction.

States do not regulate wellhead prices or engage in other similar direct regulation, but there can be no assurance that they will not do so in the future. The effect of such future regulations may be to limit the amounts of oil and gas that may be produced from our wells, negatively affect the economics of production from these wells or limit the number of locations we can drill.

The failure to comply with the rules and regulations of oil and natural gas production and related operations can result in substantial penalties. State laws also may prohibit the venting or flaring of natural gas, which may impact rates of production of crude oil and natural gas from our leases. Leases covering state or federal lands often include additional laws, regulations and conditions which can limit the location, timing and number of wells we can drill and impose other requirements on our operations, all of which can increase our costs. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

Regulation Affecting Sales and Transportation of Commodities

Sales prices of gas, oil, condensate and NGL are not currently regulated and are made at market prices. Although prices of these energy commodities are currently unregulated, the United States Congress historically has been active in their regulation. We cannot predict whether new legislation to regulate oil and gas, or the prices charged for these commodities might be proposed, what proposals, if any, might actually be enacted by the United States Congress or the various state legislatures and what effect, if any, the proposals might have on our operations. Sales of oil and natural gas may be subject to certain state and federal reporting requirements.

The price and terms of service of transportation of the commodities, including access to pipeline transportation capacity, are subject to extensive federal and state regulation. Such regulation may affect the marketing of oil and natural gas produced by the Company, as well as the revenues received for sales of such production. Gathering systems may be subject to state ratable take and common purchaser statutes. Ratable take statutes generally require gatherers to take, without undue discrimination, oil and natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase, or accept for gathering, without undue discrimination as to source of supply or producer. These statutes are designed to prohibit discrimination in favor of one producer over another producer or one source of supply over another source of supply. These statutes may affect whether and to what extent gathering capacity is available for oil and natural gas production, if any, of the drilling program and the cost of such capacity. Further state laws and regulations govern rates and terms of access to intrastate pipeline systems, which may similarly affect market access and cost.

The FERC regulates interstate natural gas pipeline transportation rates and service conditions. The FERC is continually proposing and implementing new rules and regulations affecting interstate transportation. The stated purpose of many of these regulatory changes is to ensure terms and conditions of interstate transportation service are not unduly discriminatory or unduly preferential, to promote competition among the various sectors of the natural gas industry and to promote market transparency. We do not believe that our drilling program will be affected by any such FERC action in a manner materially differently than other similarly situated natural gas producers.

In addition to the regulation of natural gas pipeline transportation, the FERC has additional, jurisdiction over the purchase or sale of gas or the purchase or sale of transportation services subject to the FERC’s jurisdiction pursuant to the Energy Policy Act of 2005 (“EPAct 2005”). Under the EPAct 2005, it is unlawful for “any entity,” including producers such as us, that are otherwise not subject to FERC’s jurisdiction under the Natural Gas Act of 1938 (“NGA”) to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of gas or the purchase or sale of transportation services subject to regulation by FERC, in contravention of rules prescribed by the FERC. The FERC’s rules implementing this provision make it unlawful, in connection with the purchase or sale of gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to the jurisdiction of the FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any person. EPAct 2005 also gives the FERC authority to impose civil penalties for violations of the NGA and the Natural Gas Policy Act of 1978 up to $1.5 million per day, per violation. The anti-manipulation rule applies to activities of otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which includes the annual reporting requirements under FERC Order No. 704 (defined below).

In December 2007, the FERC issued a final rule on the annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing (“Order No. 704”). Under Order No. 704, any market participant, including a producer that engages in certain wholesale sales or purchases of gas that equal or exceed 2.2 trillion BTUs of physical natural gas in the previous calendar year, must annually report such sales and purchases to the FERC on Form No. 552 on May 1 of each year. Form No. 552 contains aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to the formation of price indices. Not all types of natural gas sales are required to be reported on Form No. 552. It is the responsibility of the reporting entity to determine which individual transactions should be reported based on the guidance of Order No. 704. Order No. 704 is intended to increase the transparency of the wholesale gas markets and to assist the FERC in monitoring those markets and in detecting market manipulation. We are not currently subject to the requirement to report on Form No. 552, as our sales of oil and natural gas do not rise to the minimum level required for reporting by Order No. 704.

The FERC also regulates rates and terms and conditions of service on interstate transportation of liquids, including oil and NGL, under the Interstate Commerce Act, as it existed on October 1, 1977 (“ICA”). Prices received from the sale of liquids may be affected by the cost of transporting those products to market. The ICA requires that certain interstate liquids pipelines maintain a tariff on file with the FERC. The tariff sets forth the established rates as well as the rules and regulations governing the service. The ICA requires, among other things, that rates and terms and conditions of service on interstate common carrier pipelines be “just and reasonable.” Increases in liquids transportation rates may result in lower revenue and cash flows for the Company. Such pipelines must also provide jurisdictional service in a manner that is not unduly discriminatory or unduly preferential. Shippers have the power to challenge new and existing rates and terms and conditions of service before the FERC.

In addition, due to common carrier regulatory obligations of liquids pipelines, capacity must be prorated among shippers in an equitable manner in the event there are nominations in excess of capacity or new shippers. Therefore, new shippers or increased volume by existing shippers may reduce the capacity available to us. Any prolonged interruption in the operation or curtailment of available capacity of the pipelines that we rely upon for liquids transportation could have a material adverse effect on our business, financial condition, results of operations and cash flows. However, we believe that access to liquids pipeline transportation services generally will be available to us to the same extent as to our similarly situated competitors.

Rates for intrastate pipeline transportation of liquids are subject to regulation by state regulatory commissions. The basis for intrastate liquids pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate liquids pipeline rates, varies from state to state. We believe that the regulation of liquids pipeline transportation rates will not affect our operations in any way that is materially different from the effects on our similarly situated competitors.

In addition to the FERC’s regulations, we are required to observe anti-market manipulation laws with regard to our physical sales of energy commodities. In November 2009, the Federal Trade Commission (“FTC”) issued regulations pursuant to the Energy Independence and Security Act of 2007, intended to prohibit market manipulation in the petroleum industry. Violators of the regulations face civil penalties of up to $1.3 million per violation per day. In July 2010, Congress passed the Dodd-Frank Act, which incorporated an expansion of the authority of the Commodity Futures Trading Commission (“CFTC”) to prohibit market manipulation in the markets regulated by the CFTC. This authority, with respect to oil swaps and futures contracts, is similar to the anti-manipulation authority granted to the FTC with respect to oil purchases and sales. In July 2011, the CFTC issued final rules to implement their new anti-manipulation authority. The rules subject violators to a civil penalty of up to the greater of $1.1 million or triple the monetary gain to the person for each violation.

Regulation of Environmental and Occupational Safety and Health Matters

Our operations are subject to stringent federal, state and local laws and regulations governing occupational safety and health aspects of our operations, the discharge of materials into the environment and environmental protection. Numerous governmental entities, including the U.S. Environmental Protection Agency (“EPA”) and analogous state agencies have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. These laws and regulations may, among other things (i) require the acquisition of permits to conduct drilling and other regulated activities; (ii) restrict the types, quantities and concentration of various substances that can be released into the environment or injected into formations in connection with oil and natural gas drilling and production activities; (iii) limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; (iv) require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells; (v) apply specific health and safety criteria addressing worker protection; and (vi) impose substantial liabilities for pollution resulting from drilling and production operations. Any failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of corrective or remedial obligations, the occurrence of delays or restrictions in permitting or performance of projects, and the issuance of orders enjoining performance of some or all of our operations.

These laws and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly well drilling, construction, completion or water management activities, or waste handling, storage transport, disposal, or remediation requirements could have a material adverse effect on our financial position and results of operations. Moreover, accidental releases or spills may occur in the course of our operations, and we cannot assure you that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons. Continued compliance with existing requirements is not expected to materially affect us. However, there is no assurance that we will be able to remain in compliance in the future with such existing or any new laws and regulations or that such future compliance will not have a material adverse effect on our business and operating results.

The following is a summary of the more significant existing and proposed environmental and occupational safety and health laws, as amended from time to time, to which our business operations are or may be subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.

Hazardous Substances and Wastes

The Federal Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Pursuant to rules issued by the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of oil or natural gas, if properly handled, are currently exempt from regulation as hazardous waste under RCRA and, instead, are regulated under RCRA’s less stringent non-hazardous waste provisions, state laws or other federal laws. However, it is possible that certain oil and natural gas drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Stricter regulation of wastes generated during our operations could result in an increase in our, as well as the oil and natural gas exploration and production industry’s costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position.

In December 2016, the U.S. District Court for the District of Columbia approved a consent decree between the EPA and a coalition of environmental groups. The consent decree requires the EPA to review and determine whether it will revise the RCRA regulations for exploration and production waste to treat such waste as hazardous waste. In April 2019, the EPA, pursuant to the consent decree, determined that revision of the regulations was not necessary. Information comprising the EPA’s review and decision is contained in a document entitled “Management of Exploration, Development and Production Wastes: Factors Informing a Decision on the Need for Regulatory Action”. The EPA indicated that it will continue to work with states and other organizations to identify areas for continued improvement and to address emerging issues to ensure that exploration, development and production wastes continue to be managed in a manner that is protective of human health and the environment. Environmental groups, however, expressed dissatisfaction with the EPA’s decision and will likely continue to press the issue at the federal and state levels.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, and comparable state laws impose joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current and former owners and operators of the site where the release occurred and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We generate materials in the course of our operations that may be regulated as hazardous substances.

We currently lease or operate properties that have been used for oil and natural gas exploration, production and processing for many years. Although we believe that we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes, or petroleum hydrocarbons may have been released on, under or from the properties owned or leased by us, or on, under or from other locations, including off-site locations, where such substances have been taken for treatment or disposal. In addition, some of our properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or petroleum hydrocarbons was not under our control. These properties and the substances disposed or released on, under or from them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to undertake response or corrective measures, which could include removal of previously disposed substances and wastes, cleanup of contaminated property or performance of remedial plugging or pit closure operations to prevent future contamination, the costs of which could be substantial.

Water Discharges

The federal Clean Water Act (“CWA”) and analogous state laws impose strict controls concerning the discharge of pollutants and fill material, including spills and leaks of crude oil and other substances. The CWA also requires approval and/or permits prior to construction, where construction will disturb certain wetlands or other waters of the U.S. (“WOTUS”). The CWA also regulates storm water run-off from crude oil and natural gas facilities and requires storm water discharge permits for certain activities. Spill Prevention, Control and Countermeasure (“SPCC”) requirements of the CWA require appropriate secondary containment, load out controls, piping controls, berms and other measures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon spill, rupture or leak.

Subsurface Injections

In the course of our operations, we produce water in addition to oil and natural gas. Water that is not recycled may be disposed of in disposal wells, which inject the produced water into non-producing subsurface formations. Underground injection operations are regulated pursuant to the Underground Injection Control (“UIC”) program established under the federal Safe Drinking Water Act (“SDWA”) and analogous state laws. The UIC program requires permits from the EPA or an analogous state agency for the construction and operation of disposal wells, establishes minimum standards for disposal well operations, and restricts the types and quantities of fluids that may be disposed. A change in UIC disposal well regulations or the inability to obtain permits for new disposal wells in the future may affect our ability to dispose of produced water and ultimately increase the cost of our operations. For example, in response to recent seismic events near belowground disposal wells used for the injection of oil and natural gas-related wastewaters, regulators in some states, have imposed more stringent permitting and operating requirements for produced water disposal wells. Additionally, legal disputes may arise based on allegations that disposal well operations have caused damage to neighboring properties or otherwise violated state or federal rules regulating waste disposal. These developments could result in additional regulation, restriction on the use of injection wells by us or by commercial disposal well vendors whom we may use from time to time to dispose of wastewater, and increased costs of compliance, which could have a material adverse effect on our capital expenditures and operating costs, financial condition, and results of operations.

Air Emissions

Our operations are subject to the Clean Air Act (the “CAA”) and comparable state and local requirements. The CAA contains provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations. The EPA and state governments continue to develop regulations to implement these requirements. We may be required to make certain capital investments in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues.

In June 2016, the EPA implemented new requirements focused on achieving additional methane and volatile organic compound reductions from the oil and natural gas industry. The rules imposed, among other things, new requirements for leak detection and repair, control requirements for oil well completions, replacement of certain pneumatic pumps and controllers and additional control requirements for gathering, boosting and compressor stations. On November 15, 2021, the EPA published a proposed rule that would update and expand existing requirements for the oil and gas industry, as well as creating significant new requirements and standards for new, modified, and existing oil and gas facilities. The proposed new requirements would include, for example, new standards and emission limitations applicable to storage vessels, well liquids unloading, pneumatic controllers, and flaring of natural gas at both new and existing facilities. In November 2022, the EPA published a supplemental proposal to update, strengthen, and expand the standards proposed in November 2021. The proposed rules for new and modified facilities are estimated to be finalized by the end of 2023, while any standards finalized for existing facilities will require further state rulemaking actions over the next several years before they become applicable and effective.

In November 2022, the BLM published a proposed rule that would regulate venting, flaring and leaks during oil and gas production activities on federal and Indian leases. If finalized as proposed, the rule would limit gas that may be flared royalty-free during well completions, production testing, and emergencies; establish a monthly volume limit on royalty-free flaring due to pipeline capacity constraints, midstream processing failures, or other similar events; require vapor recovery systems on oil tanks; require operators to maintain leak detection and repair (“LDAR”) programs; prohibit the use of certain natural-gas-activated pneumatic controllers and pneumatic diaphragm pumps; and require operators to submit waste minimization plans with applications for permit to drill, among other requirements.

Regulation of GHG Emissions

The EPA has published findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because such emissions are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings provide the basis for the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the CAA. In June 2010, the EPA began regulating GHG emissions from stationary sources.

In the past, Congress has considered proposed legislation to reduce emissions of GHGs. On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA imposes a fee of up to $1,500 per metric ton of methane emitted above specified thresholds from onshore petroleum and natural gas production facilities, natural gas processing facilities, natural gas transmission and compression facilities, and onshore petroleum and natural gas gathering and boosting facilities, among other facilities. The fees will apply to methane emissions after January 1, 2024. We do not anticipate that such fees will have material effect on our financial condition or results of operations. Congress may adopt additional significant legislation in the future to reduce emissions of GHGs.

In April 2021, President Biden announced that the United States would aim to cut its greenhouse gas emissions 50 percent to 52 percent below 2005 levels by 2030. This commitment will be part of the United States’ “nationally determined contribution,” or NDC, to the Paris Climate Agreement. The NDC will commit the United States to a voluntary GHG emission reduction target and outline domestic climate mitigation measures to achieve that target.

Regulation of methane and other GHG emissions associated with oil and natural gas production could impose significant requirements and costs on our operations.

Hydraulic Fracturing Activities

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. We regularly use hydraulic fracturing as part of our operations. Hydraulic fracturing involves the injection of water, sand or alternative proppant and chemicals under pressure into targeted geological formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing is typically regulated by state oil and natural gas commissions. However, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. Additionally, the EPA published in June 2016 an effluent limitations guideline final rule pursuant to its authority under the SDWA prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants; asserted regulatory authority in 2014 under the SDWA over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities; and issued in 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, the BLM published a final rule in March 2015 establishing new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands including well casing and wastewater storage requirements and an obligation for exploration and production operators to disclose what chemicals they are using in fracturing activities. However, following years of litigation, the BLM rescinded the rule in December 2017. Additionally, from time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In the event that a new, federal level of legal restrictions relating to the hydraulic fracturing process is adopted in areas where we operate, we may incur additional costs to comply with such federal requirements that may be significant in nature, and also could become subject to additional permitting requirements and experience added delays or curtailment in the pursuit of exploration, development, or production activities.

If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, including, for example, on federal and American Indian lands, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells.

In the event that local or state restrictions or prohibitions are adopted in areas where we conduct operations, that impose more stringent limitations on the production and development of oil and natural gas, including, among other things, the development of increased setback distances, we and similarly situated oil and natural exploration and production operators in the state may incur significant costs to comply with such requirements or may experience delays or curtailment in the pursuit of exploration, development, or production activities, and possibly be limited or precluded in the drilling of wells or in the amounts that we and similarly situated operates are ultimately able to produce from our reserves. Any such increased costs, delays, cessations, restrictions or prohibitions could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, including, for example, on federal and American Indian lands, we could incur potentially significant added cost to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells.

Activities on Federal Lands

Oil and natural gas exploration, development and production activities on federal lands, including American Indian lands and lands administered by the BLM, are subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the BLM, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. We currently have limited exploration, development and production activities on federal lands, and our future exploration, development and production activities may include leasing and development of federal mineral interests, which will require the acquisition of governmental permits or authorizations that are subject to the requirements of NEPA. This process has the potential to delay or limit, or increase the cost of, the development of oil and natural gas projects. Authorizations under NEPA are also subject to protest, appeal or litigation, any or all of which may delay or halt projects. Moreover, depending on the mitigation strategies recommended in Environmental Assessments or Environmental Impact Statements, we could incur added costs, which may be substantial.

On January 20, 2021, the Acting U.S. Interior Secretary, instituted a moratorium on new oil and gas leases and permits on federal onshore and offshore lands, which a federal court blocked with a preliminary injunction in June 2021, which injunction is being appealed. President Biden subsequently resumed onshore oil and gas lease sales on federal lands effective April 18, 2022. It is currently unclear whether future moratoriums will be imposed, if any, and whether such actions herald the start of a change in federal policies regarding the grant of oil and gas permits on federal lands.

Endangered Species and Migratory Birds Considerations

The federal Endangered Species Act (“ESA”), and comparable state laws were established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species or that species’ habitat. Similar protections are offered to migrating birds under the Migratory Bird Treaty Act. We may conduct operations on oil and natural gas leases in areas where certain species that are listed as threatened or endangered are known to exist. Moreover, as a result of one or more agreements entered into by the U.S. Fish and Wildlife Service, the agency is required to make a determination on listing of numerous species as endangered or threatened under the ESA pursuant to specific timelines. The identification or designation of the lesser prairie chicken as endangered, and previously unprotected species as threatened or endangered, in areas where underlying property operations are conducted, could cause us to incur increased costs arising from species protection measures, time delays or limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce reserves.

Other

In October 2015, the U.S. Pipeline and Hazardous Materials Safety Administration (“PHMSA”), proposed to expand its regulations in a number of ways, including increased regulation of gathering lines, even in rural areas, and proposed additional standards to revise safety regulations applicable to onshore gas transmission and gathering pipelines in 2016. In November 2021, the PHMSA issued its final rule extending reporting requirements to all onshore gas gathering operators and applying a set of minimum safety requirements to certain onshore gas gathering pipelines with large diameters and high operating pressures.

Crude oil production is subject to many of the same operating hazards and environmental concerns as natural gas production, but is also subject to the risk of crude oil spills. In addition to Spill Prevention, Control, and Countermeasure Regulation (“SPCC”) requirements, the Oil Pollution Act of 1990 (“OPA”) establishes requirements for preparation and EPA approval of Facility Response Plans and subjects owners of facilities to strict joint and several liability for all containment and cleanup costs and certain other damages arising from crude oil spills. Noncompliance with OPA may result in varying civil and criminal penalties and liabilities. Historically, we have not experienced any significant crude oil discharge or crude oil spill problems.

We are also subject to rules regarding worker safety and similar matters promulgated by the U.S. Occupational Safety and Health Administration (“OSHA”) and other governmental authorities. OSHA has established workplace safety standards that provide guidelines for maintaining a safe workplace in light of potential hazards, such as employee exposure to hazardous substances. To this end, OSHA adopted a new rule governing employee exposure to silica, including during hydraulic fracturing activities, in March 2016.

Democratic control of the House, Senate and White House could lead to increased regulatory oversight and increased regulation and legislation, particularly around oil and gas development on federal lands, climate impacts and taxes.

Private Lawsuits

Lawsuits have been filed against other operators in several states, including Colorado, alleging contamination of drinking water as a result of hydraulic fracturing activities. Should private litigation be initiated against us, it could result in injunctions halting our development and production operations, thereby reducing our cashflow from operations, and incurrence of costs and expenses to defend any such litigation.

Related Permits and Authorizations

Many environmental laws require us to obtain permits or other authorizations from state and/or federal agencies before initiating certain drilling, construction, production, operation, or other oil and natural gas activities, and to maintain these permits and compliance with their requirements for on-going operations. These permits are generally subject to protest, appeal, or litigation, which can in certain cases delay or halt projects and cease production or operation of wells, pipelines, and other operations.

We are not able to predict the timing, scope and effect of any currently proposed or future laws or regulations regarding hydraulic fracturing, but the direct and indirect costs of such laws and regulations (if enacted) could materially and adversely affect our business, financial conditions and results of operations.

Global Warming and Climate Change

Various state governments and regional organizations have enacted, or are considering enacting, new legislation and promulgating new regulations governing or restricting the emission of GHG, including from facilities, vehicles and equipment. Legislative and regulatory proposals for restricting GHG emissions or otherwise addressing climate change could require us to incur additional operating costs and could adversely affect demand for the oil and natural gas that we sell or the cost of the equipment and other materials we use. The potential increase in our operating costs could include new or increased costs to obtain permits, operate and maintain our equipment, install new emission controls on our equipment, pay taxes related to our greenhouse gas emissions and administer and manage a greenhouse gas emissions program.

Additionally, the development of a federal renewable energy standard, or the development of additional or more stringent renewable energy standards at the state level could reduce the demand for the oil and gas we produce, thereby adversely impacting our earnings, cash flows and financial position. A cap-and-trade program generally would cap overall greenhouse gas emissions on an economy-wide basis and require major sources of greenhouse gas emissions or major fuel producers to acquire and surrender emission allowances. A federal cap and trade program or expanded use of cap and trade programs at the state level could impose direct costs on us through the purchase of allowances and could impose indirect costs by incentivizing consumers to shift away from fossil fuels. In addition, federal or state carbon taxes could directly increase our costs of operation and similarly incentivize consumers to shift away from fossil fuels.

In addition, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in an increasing number of financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this may make it more difficult and expensive for us to secure funding. Members of the investment community have also begun to screen companies such as ours for sustainability performance, including practices related to greenhouse gases and climate change, before investing in our securities. Any efforts to improve our sustainability practices in response to these pressures may increase our costs, and we may be forced to implement technologies that are not economically viable in order to improve our sustainability performance and to meet the specific requirements to perform services for certain customers.

These various legislative, regulatory and other activities addressing greenhouse gas emissions could adversely affect our business, including by imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations, which could require us to incur costs to reduce emissions of greenhouse gases associated with our operations. Limitations on greenhouse gas emissions could also adversely affect demand for oil and gas, which could lower the value of our reserves and have a material adverse effect on our profitability, financial condition and liquidity.

Compliance with GHG laws or taxes could significantly increase our costs, reduce demand for fossil energy derived products, impact the cost and availability of capital and increase our exposure to litigation. Such laws and regulations could also increase demand for less carbon intensive energy sources.

Environmental, Social Governance (ESG)

Environmental, social, and corporate governance, also known as ESG, is a framework designed to be embedded into an organization’s strategy that considers the needs and ways in which to generate value for all organizational stakeholders.

The Company strives to remain ESG compliant and has a long history (through Cycle Energy) of working within ESG frameworks in Canada, including working with Indigenous and socially impacted communities.

The Company is also an equal opportunity employer that also maintains a corporate strategy of living wage for all employees and contractors. A living wage is defined as the minimum income necessary for a worker to meet their basic needs.

Insurance

Our oil and gas properties are subject to hazards inherent in the oil and gas industry, such as accidents, blowouts, explosions, implosions, fires and oil spills. These conditions can cause:

●	damage to or destruction of property, equipment and the environment;

●	personal injury or loss of life; and

●	suspension of operations.

We maintain insurance coverage that we believe to be customary in the industry against these types of hazards. However, we may not be able to maintain adequate insurance in the future at rates we consider reasonable. In addition, our insurance is subject to coverage limits and some policies exclude coverage for damages resulting from environmental contamination. The occurrence of a significant event or adverse claim in excess of the insurance coverage that we maintain or that is not covered by insurance could have a material adverse effect on our financial condition and results of operations.

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology, trade secrets, technical know-how and other proprietary information.

Cycle Energy also has an extensive portfolio of energy technologies including US patent US 9,809,774 B2 Method of Separating Solids Using Bio-oils issued November 7, 2017.

The Company also has a number of technologies in various stages of development.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. The following summarizes significant risks and uncertainties that may adversely affect our business, financial condition or results of operations. When considering an investment in our securities, you should carefully consider the risk factors included below as well as those matters referenced in the foregoing pages under “Disclosures Regarding Forward-Looking Statements” and other information included and incorporated by reference into this Annual Report on Form 10-K.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those in the section entitled “Risk Factors” and elsewhere in this Report. These risks include, but are not limited to, the following:

●	The future price of oil, natural gas and NGL;

●	Current and future declines in economic activity and recessions, and their effect on the Company, its property, prospects and the supply and demand, and ultimate price of oil and natural gas;

●	The status and availability of oil and natural gas gathering, transportation, and storage facilities owned and operated by third parties;

●	An increase in the differential between the NYMEX or other benchmark prices of oil and natural gas and the wellhead price we receive for our production may adversely affect our business, financial condition, and results of operations;

●	New or amended environmental legislation or regulatory initiatives which could result in increased costs, additional operating restrictions, or delays, or have other adverse effects on us;

●	The effect of future shut-ins of our operated production, should market conditions significantly deteriorate;

●	Our ability to generate sufficient cash flow to meet any future debt service and other obligations due to events beyond our control;

●	The speculative nature of our oil and gas operations, and general risks associated with the exploration for, and production of oil and gas; including accidents, equipment failures or mechanical problems which may occur while drilling or completing wells or in production activities; operational hazards and unforeseen interruptions for which we may not be adequately insured; the threat and impact of terrorist attacks, cyber-attacks or similar hostilities; declining reserves and production; and losses or costs we may incur as a result of title deficiencies or environmental issues in the properties in which we invest, any one of which may adversely impact our operations;

●	The estimates of the value of our oil and gas properties and accounting in connection therewith;

●	Intense competition in the oil and natural gas industry;

●	Our competitors use of superior technology and data resources that we may be unable to afford or obtain the use of;

●	Changes in the legal and regulatory environment governing the oil and natural gas industry, including new or amended environmental legislation or regulatory initiatives which could result in increased costs, additional operating restrictions, or delays, or have other adverse effects on us;

●	Uncertainties associated with enhanced recovery methods which may result in us not realizing an acceptable return on our investments in such projects or suffering losses;

●	Improvements in or new discoveries of alternative energy technologies that could have a material adverse effect on our financial condition and results of operations;

●	Future litigation or governmental proceedings which could result in material adverse consequences, including judgments or settlements;

●	The currently sporadic and volatile market for our common stock;

●	Our dependence on the continued involvement of our present management;

●	Our limited operating history;

●	Our need for additional funding to support our operations, repay debt and expand our operations;

●	Disruptions to our operations or liabilities associated with future acquisitions;

●	Our ability to continue as a going concern;

●	Our dependence on our Chief Executive Officer and director, Michael McLaren, and related party transactions affecting the Company;

●	Competition we face;

●	Our ability to maintain our varied operations, and service our indebtedness;

●	Material weaknesses in our controls and procedures;

●	Our ability to obtain and maintain adequate insurance;

●	Legal challenges and litigation;

●	Dilution caused by the conversion of outstanding notes, conversion of preferred stock, exercise of outstanding warrants, and future fund-raising activities;

●	The price of, volatility in, and lack of robust trading market for, our common stock; and

●	The fact that Mr. McLaren, our Chief Executive Officer, has voting control over the Company.

Risks Related to our Business.

Since we have a limited operating history, it is difficult for potential investors to evaluate our business.

Our short operating history in the health and wellness industry and oil and gas industry may hinder our ability to successfully meet our objectives, and makes it difficult for potential investors to evaluate our business or prospective operations. As an early-stage company, we are subject to all the risks inherent in the financing, expenditures, operations, complications and delays inherent in a new business. Accordingly, our business and success face risks from uncertainties faced by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

We require additional financing, and we may not be able to raise funds on favorable terms or at all, which raises questions about our ability to continue as a going concern.

We had working capital deficit of $4,570,096 as of December 31, 2022. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may also require additional funding in the future to expand or complete acquisitions. The most likely source of future funds presently available to us will be through the sale of equity capital (once we are able to increase our authorized but unissued shares of common stock). Any sale of share capital will result in dilution to existing stockholders. Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability. We have an accumulated deficit of $23,115,376 as of December 31, 2022.

These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The financial statements included herein also include a going concern footnote from our auditors.

We may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to expand our operations and business, which might result in the value of our common stock decreasing in value or becoming worthless. Additional financing may not be available to us on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans. Substantial additional funds will still be required if we are to reach our goals that are outlined in this Report. Obtaining additional financing contains risks, including:

●	additional equity financing may not be available to us on satisfactory terms and any equity we are able to issue could lead to dilution for current stockholders;

●	loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants and control or revocation provisions, which are not acceptable to management or our sole director;

●	the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing; and

●	if we fail to obtain required additional financing to grow our business, we will need to delay or scale back our business plan, reduce our operating costs, or reduce our headcount, each of which would have a material adverse effect on our business, future prospects, and financial condition.

We have recently changed our primary business focus from the telemedicine, life coaching and wellness, to oil and gas.

During the fiscal year end December 31, 2022, the Company owned and operated ZipDoctor, Inc. and was the majority owner of Epiq Scripts, LLC, which the Company divested in April 2023 and February 2023, respectively. As of the date of this Report, the Company currently is the parent to Cycle Energy Corp., a diversified energy company based in the state of Texas that currently owns and operates three vertically integrated businesses – Cycle Oil and Gas, Cycle Energy Services and Cycle Energy Technologies. As such, our current operations consist primarily of operations within the oil and gas industry, which industries we have only a limited history with. Furthermore, the majority of our revenues for the two years ending December 31, 2020 were generated through our MedSpa, nutrition store and construction services, and as such, our continued ability to generate revenues and support our operations is currently unknown.

We may owe significant amounts to a consultant under the terms of the consulting agreement.

On March 8, 2021, we entered into a Consulting Agreement with KBHS, LLC (“KBHS”), whose Chief Executive Officer is Mr. Kevin Harrington, who was appointed the sole member of our then newly formed Advisory Committee. Pursuant to the Consulting Agreement, KBHS agreed to provide consulting services to the Company as the Company’s Brand Ambassador, including providing endorsement services and advising on marketing, promotions, acquisitions, licensing and business development. KBHS also agreed to up to four webinar appearances on behalf of the Company per year to support the Company’s direct sales efforts. The Consulting Agreement has a term of two years, and can be terminated with ten days prior written notice (subject to applicable cure rights set forth in the Consulting Agreement), in the event we or KBHS breach any term of the agreement, or we fail to pay any amounts due, become subject to any government regulatory investigation, certain lawsuits, claims, actions or take certain other actions during the term of the Consulting Agreement. As consideration for providing the services under the Consulting Agreement, we issued KBHS 25,000 shares of restricted common stock, which vested immediately upon issuance, and agreed to pay KBHS $10,000 per month, a 5% finder’s fee on any new business introduced or developed by KBHS (of which there has been none to date) and 7.5% of the value of any acquisition or merger created or developed exclusively by KBHS, undertaken by the Company, subject to applicable laws. In the event we fail to pay any consideration due under the Consulting Agreement, such amount accrues interest at the rate of 1.5% per month until paid in full.

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

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report on our financial statements for the years ended December 31, 2022 and 2021, that included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need it, we will be required to curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern. The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.

We depend heavily on our Chief Executive Officer, and the loss of his services could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our senior management personnel, particularly our Chief Executive Officer and director, Michael McLaren. If we lose his services or if he fails to perform in his current position, or if we are not able to attract and retain skilled personnel as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key personnel in managing our operations, product development, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

We have engaged and may in the future engage, in transactions with related parties and such transactions present possible conflicts of interest.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported in this Report, we have determined that our disclosure controls and procedures and our internal control over financial reporting were not effective at the reasonable assurance level, primarily due to a lack of segregation of duties in financial reporting, as of December 31, 2022, and continue to be ineffective. Separately, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 and determined that such internal control over financial reporting was not effective as a result of such assessment; and further have not been effective since at least March 31, 2016.

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

We recognized the following deficiencies that we believe to be material weaknesses as of December 31, 2022: (a) the Company has not fully designed, implemented or assessed internal controls over financial reporting and due to the Company being a developing company, management’s assessment and conclusion over internal controls were ineffective this year; (b) we recognized the following deficiencies that we believe to be significant deficiencies: (i) the Company has no formal control process related to the identification and approval of related party transactions; (ii) we do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act; and (iii) we do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

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

Risks Related to the Oil, NGL and Natural Gas Industry and Our Business

We may not be able to manage successfully the anticipated expansion of our operations.

The uneven pace of our anticipated expansion in facilities, staff and operations may place serious demands on our managerial, technical, financial and other resources. We may be required to make significant investments in our engineering and logistics systems and our financial and management information systems, as well as retaining, motivating and effectively managing our employees. Our failure to manage our growth effectively or to implement our strategy in a timely manner may significantly harm our ability to achieve profitability.

We will need to recruit, train and retain key management and other qualified personnel to successfully expand our business.

Our future success will depend in large part on our ability to recruit and retain experienced research and development, engineering, manufacturing, operating, sales and marketing, customer service and management personnel. We will compete in emerging markets and there are a limited number of people with the appropriate combination of skills needed to provide the services our customers require. If we do not attract such personnel, we may not be able to expand our business. In addition, new employees generally require substantial training, which requires significant resources and management attention. Even if we invest significant resources to recruit, train and retain qualified personnel, we may not be successful in our efforts.

The success of our business depends upon the continuing contributions of our Chief Executive Officer and other key personnel and our ability to attract other employees to expand our business.

We will rely heavily on the services of our Chief Executive Officer, as well as other senior management personnel that we intend to hire. Loss of the services of any of such individuals would adversely impact our operations. In addition, we believe that our technical personnel will represent a significant asset and provide us with a competitive advantage over many of our competitors. We believe that our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled financial, engineering, technical and managerial personnel. For example, we presently do not have any directors or officers, other than our CEO, who have experience with preparing disclosure mandated by U.S. securities laws and we will be required to engage such persons, and independent directors, in order to satisfy the initial listing standards of the major exchanges on which we may seek to list our common stock. In addition, if we fail to engage qualified personnel, we may be unable to meet our responsibilities as a public reporting company under the rules and regulations of the Securities and Exchange Commission.

Our strategy for the sale of our technology will depend on developing partnerships with OEMs, governments, systems integrators, suppliers and other market channel partners who will incorporate our products into theirs.

Our strategy is to develop and manufacture products and systems for sale to OEMs, governments, systems integrators, suppliers and other market channel partners that have mature sales and distribution networks for their products. Our success may be heavily dependent on our ability to establish and maintain relationships with these partners who will integrate our products developed from our technology into their products and on our ability to find partners who are willing to assume some of the research and development costs and risks associated with our technology. Our performance may, as a result, depend on the success of other companies, and there are no assurances of their success. We can offer no guarantee that OEMs, governments, systems integrators, suppliers and other market channel partners will manufacture appropriate products or, if they do manufacture such products, that they will choose to use our technology as a component. The end products into which our technology will be incorporated will be complex appliances comprising many components and any problems encountered by such third parties in designing, manufacturing or marketing their products, whether or not related to the incorporation of our fuel cell products, could delay sales of our products and adversely affect our financial results. Our ability to sell our products to the OEM markets depends to a significant extent on our partners’ worldwide sales and distribution networks and service capabilities. In addition, some of our agreements with customers and partners require us to provide shared intellectual property rights in certain situations, and there can be no assurance that any future relationships we enter into will not require us to share some of our intellectual property. Any change in the fuel cell, hydrogen or alternative fuel strategies of one of our partners could have a material adverse effect on our business and our future prospects.

In addition, in some cases, our relationships are governed by a non-binding memorandum of understanding or a letter of intent. We cannot provide the assurance that we will be able to successfully negotiate and execute definitive agreements with any of these partners, and failure to do so may effectively terminate the relevant relationship. We also have relationships with third party distributors who also indirectly compete with us. For example, we have targeted industrial gas suppliers as distributors of our hydrogen generators. Because industrial gas suppliers currently sell hydrogen in delivered form, adoption by their customers of our hydrogen generation products could cause them to experience declining demand for delivered hydrogen. For this reason, industrial gas suppliers may be reluctant to purchase our hydrogen generators. In addition, our third party distributors may require us to provide volume price discounts and other allowances, or customize our products, either of which could reduce the potential profitability of these relationships.

We may acquire technologies or companies in the future, and these acquisitions could disrupt our business and dilute our shareholders’ interests.

We may acquire additional technologies or other companies in the future and we cannot provide assurances that we will be able to successfully integrate their operations or that the cost savings we anticipate will be fully realized. Entering into an acquisition or investment entails many risks, any of which could materially harm our business, including: diversion of management’s attention from other business concerns; failure to effectively assimilate the acquired technology, employees or other assets into our business; the loss of key employees from either our current business or the acquired business; and the assumption of significant liabilities of the acquired company.

If we complete additional acquisitions, we may dilute the ownership of current shareholders. In addition, achieving the expected returns and cost savings from our past and future acquisitions will depend in part on our ability to integrate the products and services, technologies, research and development programs, operations, sales and marketing functions, finance, accounting and administrative functions, and other personnel of these businesses into our business in an efficient and effective manner. We cannot ensure we will be able to do so or that the acquired businesses will perform at anticipated levels. If we are unable to successfully integrate acquired businesses, our anticipated revenues may be lower and our operational costs may be higher.

Risk Factors Related to Our Technology

We have no history of commercializing technology which makes it difficult to evaluate our business.

We have just finalized our acquisition agreement, filed the patents for our technology and are setting in place operations. We have no history of operations in our industry. Our limited operating history makes it difficult for prospective investors to evaluate our business. Therefore, our operations are subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered in connection with the early stages of any new business, as well as those risks that are specific to the our industry. Investors should evaluate us in light of the problems and uncertainties frequently encountered by companies attempting to develop and market new products, services, and technologies. Despite best efforts, we may never overcome these obstacles.

Our business is dependent upon the implementation of our business plan, as well as our ability to commercialize our technology. There can be no assurance that our efforts will be successful or result in continued revenue or profit.

We may never complete the development of commercially viable hydrogen generation systems for new hydrogen energy applications, and if we fail to do so, we will not be able to meet our business and growth objectives.

Because our technology business and industry are still in the developmental stage, we do not know when or whether we will successfully complete research and development of commercially viable applications. If we do not complete the development of such commercially viable products, we will be unable to meet our business and growth objectives. We expect to face unforeseen challenges, expenses and difficulties as a developing company seeking to design, develop and manufacture new products in each of our targeted markets. Our future success also depends on our ability to effectively market some or all of the products once developed:

●	Hydrogen Generation systems for new hydrogen energy applications, improving the method of generating ultra-pure hydrogen while both enhancing its productivity and reducing environmental impact associated with the ultra-pure hydrogen production.

Rapid technological advances or the adoption of new codes and standards could impair our ability to deliver our technology in a timely manner and, as a result, our revenues would suffer.

While we intend to actively and continuously monitor the developing markets and regulations in markets for our technology, our success depends in large part on our ability to commercialize our technology and once commercialized to keep our products current and compatible with evolving technologies, codes and standards. Unexpected changes in technology or in codes and standards could disrupt the development of our technology and the resultant products and prevent us from meeting deadlines for the delivery of products. If we are unable to keep pace with technological advancements and adapt our technology and the products derived therefrom to new codes and standards in a timely manner, our technology may become uncompetitive or obsolete and our revenues would suffer.

We depend on intellectual property and our failure to protect that intellectual property could adversely affect our future growth and success.

Failure to protect our intellectual property rights may reduce our ability to prevent others from using our technology. We intend to rely on a combination of patent, trade secret, trademark and copyright laws to protect our intellectual property. Patent protection is subject to complex factual and legal criteria that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, we cannot be assured that any patents owned by us or third party patents licensed to us will not be invalidated, circumvented, challenged, rendered unenforceable, or licensed to others; or any of our pending or future patent applications will be issued with the breadth of protection that we seek, if at all.

In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited, not applied for, or unenforceable in foreign countries.

We also intend to protect our proprietary intellectual property through contracts including, when possible, confidentiality agreements and inventors’ rights agreements with our customers and employees. We cannot be sure that the parties who enter into such agreements with us will not breach them, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of these relationships. If necessary or desirable, we may seek licenses under the patents or other intellectual property rights of others. However, we cannot be sure we will obtain such licenses or that the terms of any offered licenses will be acceptable to us. Our failure to obtain a license from a third party for intellectual property we use in the future could cause us to incur substantial liabilities and to suspend the manufacture and shipment of products or our use of processes that exploit such intellectual property.

Our involvement in intellectual property litigation could negatively affect our business.

Our future success and competitive position will depend in part on our ability to obtain or maintain the proprietary intellectual property used in our principal products. In order to establish and maintain such a competitive position, we may need to prosecute claims against others who we believe are infringing our rights and defend claims brought by others who believe we are infringing their rights. Our involvement in intellectual property litigation could result in significant expense to us, adversely affect the sale of any products involved or the use or licensing of related intellectual property and divert the efforts of our technical and management personnel from their principal responsibilities, regardless of whether such litigation is resolved in our favor. If we are found to be infringing on the intellectual property rights of others, we may, among other things, be required to: pay substantial damages; cease the development, manufacture, use, sale or importation of products that infringe on such intellectual property rights; discontinue processes incorporating the infringing technology; expend significant resources to develop or acquire non-infringing intellectual property; or obtain licenses to the relevant intellectual property.

We cannot offer any assurance we will prevail in any such intellectual property litigation or, if we were not to prevail in such litigation that licenses to the intellectual property we are found to be infringing on would be available on commercially reasonable terms, if at all. The cost of intellectual property litigation as well as the damages, licensing fees or royalties that we might be required to pay could have a material adverse effect on our business and financial results.

Our products use flammable fuels that are inherently dangerous substances and could subject us to product liabilities.

While it is a key focus of management to develop and manufacture safe and reliable products, our financial results could be materially impacted by accidents involving either our products or those of other fuel cell manufacturers, either because we face claims for damages or because of the potential negative impact on demand for fuel cell products. Our products use hydrogen, which is typically generated from gaseous and liquid fuels, such as propane, natural gas or methanol, in a process known as reforming. While our fuel cell products do not use these fuels in a combustion process, natural gas, propane and other hydrocarbons are flammable fuels that could leak and then combust if ignited by another source. In addition, certain of our OEM partners and customers may experience significant product liability claims. As a supplier of products and systems to these OEMs, we face an inherent business risk of exposure to product liability claims in the event our products, or the equipment into which our products are incorporated, malfunction and result in personal injury or death. We may be named in product liability claims even if there is no evidence our systems or components caused the accidents. Product liability claims could result in significant losses from expenses incurred in defending claims or the award of damages. Since our products have not yet gained widespread market acceptance, any accidents involving our systems, those of other fuel cell products or those used to produce hydrogen could materially impede acceptance of our products. In addition, although our management believes our liability coverage is currently adequate to cover these risks, we may be held responsible for damages beyond the scope of our insurance coverage.

We may not be able to complete the development of the necessary technology to commercialize our products, which would negatively impact our business and our anticipated growth.

Our success will depend upon our products meeting acceptable cost and performance criteria, and upon their timely introduction into the marketplace. Our product development efforts for pure hydrogen generation may be subject to unanticipated and significant delays, expenses and technical or other problems, as well as the possible lack of funding to complete this development. Our proposed products and technologies may never be successfully developed on a mass commercial scale, and even if developed, they may not perform to commercially acceptable standards. We may experience delays in meeting our development milestones or delays in achieving performance goals relating to efficiency, cost-effectiveness, reliability and service arrangements set by us or our customers. Failure to develop our products for production or significant delays in the development of our products would have a material adverse effect on our relationship with potential customers, cause us to lose business and cause the market price of our common stock to decline.

The products we intend to market may not be accepted by the market .

Our success depends on the acceptance of the products we will market in the marketplace. Market acceptance will depend upon several factors, including (i) the desire of consumers and corporations for the ability to use the products. A number of factors may inhibit acceptance of the products, including (i) the existence of competing products, (ii) our inability to convince consumers that they need to pay for the products and services we offer, (iii) our inability to convince corporations that they need to pay for the products and services we offer or (iv) failure of individuals and corporations to use the products. If the products are not accepted by the market, we may have to curtail our business operations, which could have a material negative effect on operating results and result in a lower stock price.

There is significant competition in our market, which could make it difficult to attract customers, cause us to reduce prices and result in reduced gross margins or loss of market share.

The market for the products and services is highly competitive, dynamic and subject to frequent technological changes. We expect the intensity of competition and the pace of change to either remain the same or increase in the future. A number of companies may offer products that provide the same or greater functionality than our product. We may not be able to maintain our competitive position against current or potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources. Competitors with greater resources may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, distributors, resellers or other strategic partners. We expect additional competition from other established and emerging companies as the market for pure hydrogen products continues to develop.

We may not be able to compete successfully against current and future competitors.

We will compete, in our current and proposed businesses, with other companies, some of which have far greater marketing and financial resources and experience than we do. We cannot guarantee that we will be able to penetrate this market and be able to compete at a profit. In addition to established competitors, other companies can easily enter our market and compete with us. Effective competition could result in price reductions, reduced margins or have other negative implications, any of which could adversely affect our business and chances for success. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including: larger technical staffs, greater name recognition, larger customer bases and substantially greater financial, marketing, technical and other resources. To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and competitors’ innovations by continuing to enhance our services and sales and marketing channels. Any pricing pressures, reduced margins or loss of market share resulting from increased competition or our failure to compete effectively, could seriously damage our business and chances for success

We plan to grow very rapidly, which will place strains on management and other resources.

We plan to grow rapidly and significantly expand our operations. This growth will place a significant strain on management systems and resources. We will not be able to implement our business strategy in a rapidly evolving market without an effective planning and management process, and, to date, we have not implemented sophisticated managerial, operational and financial systems and controls. We may be required to manage multiple relationships with various strategic partners, technology licensors, users, advertisers and other third parties. These requirements will be strained in the event of rapid growth or in the number of third party relationships, and our systems, procedures or controls may not be adequate to support our operations and management may be unable to manage growth effectively. To manage our expected growth, we will be required to significantly improve or replace existing managerial, financial and operational systems, procedures and controls, and to expand, train and manage our intended growing employee base. We will be required to expand our finance, administrative and operations staff. We may be unable to complete in a timely manner the improvements to our systems, procedures and controls necessary to support future operations, management may be unable to hire, train, retain, motivate and manage required personnel and management may be unable to successfully identify, manage and exploit existing and potential market opportunities.

If we do not continually introduce new products or enhance our current technology, it may become obsolete and we may not be able to compete with other companies.

Technology is rapidly evolving. Our ability to compete depends on our ability to develop or license new technologies and products as well as our ability market our current licensed products and our services. We may not be able to keep pace with technological advances and products may become obsolete. In addition, our competitors may develop related or similar products and bring them to market before we do, or do so more successfully, or develop technologies and products more effective than any that we have developed or are developing. If that happens, our business, prospects, results of operations and financial condition may be materially adversely affected.

If we do not succeed in our expansion strategy, we may not achieve the results we project.

Our business strategy is designed to develop and market our technology. Our ability to implement our plans will depend primarily on the success of our continuing research and development, our ability to manufacture and market a finished product, the ability to attract customers and the availability of qualified and cost effective sales personnel. We can give you no assurance that any of our expansion plans will be successful or that we will be able to commercialize our technology.

Economic conditions could materially adversely affect our business .

Our operations and performance depend to some degree on economic conditions and their impact on levels of consumer spending, which have recently deteriorated significantly in many countries and regions, including the regions in which we operate, and may remain depressed for the foreseeable future. For example, some of the factors that could influence the levels of consumer spending include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

Changes in environmental laws and regulations, potential liability for environmental damages and related enforcement actions could adversely impact our operations.

Our business is subject to numerous laws and regulations that govern environmental protection. These laws and regulations have changed frequently in the past and it is reasonable to expect additional changes in the future. Our operations may not comply with future laws and regulations and we may be required to make significant unanticipated capital and operating expenditures. If we fail to comply with applicable environmental laws and regulations, governmental authorities may seek to impose fines and penalties on us or to revoke or deny the issuance or renewal of operating permits and private parties may seek damages from us. Under those circumstances, we might be required to curtail or cease operations, conduct site remediation or other corrective action or pay substantial damage claims. Our business also exposes us to the risk of accidental release of hazardous or flammable materials, such as natural gas and hydrogen, which could result in personal injury or damage to property. Depending on the nature of the claim, we may not have sufficient funds or sufficient insurance, which we intend to obtain to cover the costs incurred in settling environmental damage claims.

Environmental, Social Governance ESG

Environmental, social, and corporate governance, also known as environmental, social, governance, is a framework designed to be embedded into an organization’s strategy that considers the needs and ways in which to generate value for all organizational stakeholders. Cycle Group of Companies strive to remain ESG compliant and has a long history working within ESG frameworks in Canada working with Indigenous and socially impacted communities. Cycle Group of companies is an equal opportunity employer that also maintains a corporate strategy of living wage for all employees and contractors. A living wage is defined as the minimum income necessary for a worker to meet their basic needs.

Declines in oil and, to a lesser extent, NGL and natural gas prices, have in the past, and will continue in the future, to adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations or targets and financial commitments.

The price we receive for our oil and, to a lesser extent, natural gas and NGLs, heavily influences our revenue, profitability, cash flows, liquidity, access to capital, present value and quality of our reserves, the nature and scale of our operations and future rate of growth. Oil, NGL and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. In recent years, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. Because approximately 72% of our estimated proved reserves as of December 31, 2022 were oil, our financial results are more sensitive to movements in oil prices. The price of crude oil has experienced significant volatility over the last five years, with the price per barrel of West Texas Intermediate (“WTI”) crude rising from a low of $42 in June 2017 to a high of $76 in October 2018, then, in 2020, dropping below $20 per barrel due in part to reduced global demand stemming from the global COVID-19 outbreak, and surging to over $120 a barrel in early March 2022, following Russia’s invasion of the Ukraine. A prolonged period of low market prices for oil and natural gas, or further declines in the market prices for oil and natural gas, will likely result in capital expenditures being further curtailed and will adversely affect our business, financial condition and liquidity and our ability to meet obligations, targets or financial commitments and could ultimately lead to restructuring or filing for bankruptcy, which would have a material adverse effect on our stock price and indebtedness. Additionally, lower oil and natural gas prices have, and may in the future, cause, a decline in our stock price. The below table highlights the recent volatility in oil and gas prices by summarizing the high and low daily NYMEX WTI oil spot price and daily NYMEX natural gas Henry Hub spot price for the periods presented:

	Daily NYMEX WTI oil spot price (per Bbl)		Daily NYMEX natural gas Henry Hub spot price (per MMBtu)
	High	Low	High	Low
Year ended December 31, 2019	$66.24	$46.31	$4.25	$1.75
Year ended December 31, 2020	$63.27	$(36.98)	$3.14	$1.33
Year ended December 31, 2021	$85.64	$47.47	$23.86	$2.43
Year ended December 31, 2022	$123.64	$71.05	$9.85	$3.46
Quarter ended March 31, 2023	$81.62	$66.61	$3.78	$1.93

We have a limited operating history, have incurred net losses in the past and may incur net losses in the future

We have a limited operating history and are engaged in the initial stages of exploration, development and exploitation of our leasehold acreage and will continue to be so until commencement of substantial production from our oil and natural gas properties, which will depend upon successful drilling results, additional and timely capital funding, and access to suitable infrastructure. Companies in their initial stages of development face substantial business risks and may suffer significant losses. We have generated substantial net losses in the past and may continue to incur net losses as we continue our drilling program. In considering an investment in our common stock, you should consider that there is only limited historical and financial operating information available upon which to base your evaluation of our performance. We had an accumulated deficit of $23,115,376 as of December 31, 2022. Additionally, we may be dependent on obtaining additional debt and/or equity financing to roll-out and scale our planned principal business operations. Management’s plans in regard to these matters consist principally of seeking additional debt and/or equity financing combined with expected cash flows from current oil and gas assets held and additional oil and gas assets that we may acquire. Our efforts may not be successful, and funds may not be available on favorable terms, if at all.

We face challenges and uncertainties in financial planning as a result of the unavailability of historical data and uncertainties regarding the nature, scope and results of our future activities. New companies must develop successful business relationships, establish operating procedures, hire staff, install management information and other systems, establish facilities and obtain licenses, as well as take other measures necessary to conduct their intended business activities. We may not be successful in implementing our business strategies or in completing the development of the infrastructure necessary to conduct our business as planned. In the event that one or more of our drilling programs is not completed or is delayed or terminated, our operating results will be adversely affected and our operations will differ materially from the activities described in this Annual Report and our subsequent periodic reports. As a result of industry factors or factors relating specifically to us, we may have to change our methods of conducting business, which may cause a material adverse effect on our results of operations and financial condition. The uncertainty and risks described in this Annual Report may impede our ability to economically find, develop, exploit, and acquire oil and natural gas reserves. As a result, we may not be able to achieve or sustain profitability or positive cash flows provided by our operating activities in the future.

Our industry and the broader US economy have experienced higher than expected inflationary pressures in 2022, related to continued supply chain disruptions, labor shortages and geopolitical instability. Should these conditions persist our business, results of operations and cash flows could be materially and adversely affected.

Year 2022 saw significant increases in the costs of certain services and materials, including steel, sand and fuel, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed US labor force, high inflation, interest rates and other factors, with supply and demand fundamentals being further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine. Service and materials costs also increased accordingly through 2022 with general supply chain and inflation issues seen throughout the industry leading to increased operating costs. While the Company is cautiously optimistic that such costs have plateaued and will hold at current levels as we have not seen significant cost increases thus far in 2023, supply chain constraints and inflationary pressures may continue to adversely impact our operating costs and may negatively impact our ability to procure materials and equipment in a timely and cost-effective manner, if at all, which could result in reduced margins and production delays and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

The conflict in Ukraine and related price volatility and geopolitical instability could negatively impact our business.

In late February 2022, Russia launched significant military action against Ukraine. The conflict has caused, and could intensify, volatility in natural gas, oil and NGL prices, and the extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial negative impact on the global economy and/or our business for an unknown period of time. We believe that the increase in crude oil prices during the first half of 2022 was partially due to the impact of the conflict between Russia and Ukraine on the global commodity and financial markets, and in response to economic and trade sanctions that certain countries have imposed on Russia. Any such volatility and disruptions may also magnify the impact of other risks described under “Risk Factors” in Item 1A of this Annual Report.

We have been and may continue to be negatively impacted by inflation.

Increases in inflation have had an adverse effect on us. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies, and geopolitical instability, including the ongoing conflict between the Ukraine and Russia. Continuing increases in inflation, have in the past, and could in the future, impact our costs of labor, equipment and services and the margins we are able to realize on our wells, all of which could have an adverse impact on our business, financial position, results of operations and cash flows. Inflation has also resulted in higher interest rates, which in turn raises our cost of debt borrowing.

Economic uncertainty may affect our access to capital and/or increase the costs of such capital.

Global economic conditions continue to be volatile and uncertain due to, among other things, consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, increased inflation, and tax rates. These conditions remain unpredictable and create uncertainties about our ability to raise capital in the future. In the event required capital becomes unavailable in the future, or more costly, it could have a material adverse effect on our business, results of operations, and financial condition.

We may not be able to generate sufficient cash flow to meet debt service and other obligations due to events beyond our control.

Our ability to generate cash flows from operations, to make payments on or refinance indebtedness and to fund working capital needs and planned capital expenditures will depend on our future financial performance and our ability to generate cash in the future. Our future financial performance will be affected by a range of economic, financial, competitive, business and other factors that we cannot control, such as general economic, legislative, regulatory and financial conditions in our industry, the economy generally, the price of oil and other risks described below. A significant reduction in operating cash flows resulting from changes in economic, legislative or regulatory conditions, increased competition or other events beyond our control could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to service debt and other obligations. If we are unable to service indebtedness or to fund our other liquidity needs, we may be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing such indebtedness, seeking additional capital, or any combination of the foregoing. If we raise debt, it would increase our interest expense, leverage and our operating and financial costs. We cannot assure you that any of these alternative strategies could be affected on satisfactory terms, if at all, or that they would yield sufficient funds to make required payments on future potential indebtedness or to fund our other liquidity needs. Reducing or delaying capital expenditures or selling assets could delay future cash flows. In addition, the terms of future debt agreements may restrict us from adopting any of these alternatives. We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available in an amount sufficient to enable us to pay such indebtedness or to fund our other liquidity needs.

If for any reason we are unable to meet our debt service and repayment obligations, we may be in default under the terms of the agreements governing such indebtedness, which could allow our creditors at that time to declare such outstanding indebtedness to be due and payable. Under these circumstances, our lenders could compel us to apply all of our available cash to repay our borrowings. In addition, the lenders under our credit facilities or other secured indebtedness could seek to foreclose on any of our assets that are their collateral. If the amounts outstanding under such indebtedness were to be accelerated, or were the subject of foreclosure actions, our assets may not be sufficient to repay in full the money owed to the lenders or to our other debt holders.

Risks Associated with Oil and Gas Industry.

A substantial decline in crude oil and condensate, NGLs and natural gas prices would reduce our operating results and cash flows and could adversely impact the carrying value of our assets.

The markets for crude oil and condensate, NGLs and natural gas have been volatile and are likely to continue to be volatile in the future, causing prices to fluctuate widely. Our revenues and operating results are highly dependent on the prices we receive for our crude oil and condensate, NGLs and natural gas. Many of the factors influencing prices of crude oil and condensate, NGLs and natural gas are beyond our control. These factors include:

●	worldwide and domestic supplies of and demand for crude oil and condensate, NGLs and natural gas;

●	the cost of exploring for, developing and producing crude oil and condensate, NGLs and natural gas;

●	the ability of the members of OPEC+ to agree to and maintain production controls;

●	the production levels of non-OPEC countries, including production levels in the shale plays in the United States;

●	the level of drilling, completion and production activities by other exploration and production companies, and variability therein, in response to market conditions;

●	political instability or armed conflict in oil and natural gas producing regions, such as the ongoing conflict between Russia and Ukraine;

●	changes in weather patterns and climate;

●	natural disasters such as hurricanes and tornadoes;

●	the price and availability of alternative and competing forms of energy, such as nuclear, hydroelectric, wind and solar;

●	the effect of conservation efforts;

●	epidemics or pandemics, including COVID-19;

●	technological advances affecting energy consumption and energy supply;

●	domestic and foreign governmental regulations and taxes; and

●	general economic conditions worldwide.

The long-term effects of these and other factors on the prices of crude oil and condensate, NGLs and natural gas are uncertain. Historical declines in commodity prices have adversely affected our business by:

●	reducing the amount of crude oil and condensate, NGLs and natural gas that we can produce economically;

●	reducing our revenues, operating income and cash flows;

●	causing us to reduce our capital expenditures, and delay or postpone some of our capital projects;

●	requiring us to impair the carrying value of our assets;

●	reducing the standardized measure of discounted future net cash flows relating to crude oil and condensate, NGLs and natural gas; and

●	increasing the costs of obtaining capital, such as equity and short- and long-term debt.

Our operations may be adversely affected by pipeline, rail and other transportation capacity constraints.

The marketability of our production depends in part on the availability, proximity and capacity of gathering and transportation pipeline facilities, rail cars, trucks and vessels. These facilities and equipment may be temporarily unavailable to us due to market conditions, regulatory reasons, mechanical reasons or other factors or conditions, and may not be available to us in the future on terms we consider acceptable, if at all. If any pipelines, rail cars, trucks or vessels become unavailable, we would, to the extent possible, be required to find a suitable alternative to transport our crude oil and condensate, NGLs and natural gas, which could increase the costs and/or reduce the revenues we might obtain from the sale of our production. A pipeline shutdown could also have an impact on safety because it would require the use of additional trucks, rail cars and personnel. In addition, both the cost and availability of pipelines, rail cars, trucks or vessels to transport our production could be adversely impacted by new state or federal regulations relating to transportation of crude oil. Any significant change in market, regulatory or other conditions affecting our access to, or the availability of, these facilities and equipment, including due to our failure or inability to obtain access to these facilities and equipment on terms acceptable to us or at all, could materially and adversely affect our business and, in turn, our financial condition and results of operations.

Future exploration and drilling results are uncertain and involve substantial costs.

Drilling for crude oil and condensate, NGLs and natural gas involves numerous risks, including the risk that we may not encounter commercially productive reservoirs. The costs of drilling, completing and operating wells are often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

●	unexpected drilling conditions;

●	title problems;

●	pressure or irregularities in formations;

●	equipment failures or accidents;

●	inflation in exploration and drilling costs;

●	fires, explosions, blowouts or surface cratering;

●	lack of, or disruption in, access to pipelines or other transportation methods; and

●	shortages or delays in the availability of services or delivery of equipment.

Drilling for and producing oil and natural gas are highly speculative and involve a high degree of risk, with many uncertainties that could adversely affect our business. We have not recorded significant proved reserves, and areas that we decide to drill may not yield oil or natural gas in commercial quantities or at all.

Exploring for and developing hydrocarbon reserves involves a high degree of operational and financial risk, which precludes us from definitively predicting the costs involved and time required to reach certain objectives. Our potential drilling locations are in various stages of evaluation, ranging from locations that are ready to drill, to locations that will require substantial additional interpretation before they can be drilled. The budgeted costs of planning, drilling, completing and operating wells are often exceeded, and such costs can increase significantly due to various complications that may arise during the drilling and operating processes. Before a well is spudded, we may incur significant geological and geophysical (seismic) costs, which are incurred whether a well eventually produces commercial quantities of hydrocarbons or is drilled at all. Exploration wells bear a much greater risk of loss than development wells. The analogies we draw from available data from other wells, more fully explored locations or producing fields may not be applicable to our drilling locations. If our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our operations as proposed and could be forced to modify our drilling plans accordingly.

If we decide to drill a certain location, there is a risk that no commercially productive oil or natural gas reservoirs will be found or produced. We may drill or participate in new wells that are not productive. We may drill wells that are productive, but that do not produce sufficient net revenues to return a profit after drilling, operating and other costs. There is no way to predict in advance of drilling and testing whether any particular location will yield oil or natural gas in sufficient quantities to recover exploration, drilling or completion costs or to be economically viable. Even if sufficient amounts of oil or natural gas exist, we may damage the potentially productive hydrocarbon-bearing formation or experience mechanical difficulties while drilling or completing the well, resulting in a reduction in production and reserves from the well or abandonment of the well. Whether a well is ultimately productive and profitable depends on a number of additional factors, including the following:

●	general economic and industry conditions, including the prices received for oil and natural gas;

●	shortages of, or delays in, obtaining equipment, including hydraulic fracturing equipment, and qualified personnel;

●	potential significant water production which could make a producing well uneconomic;

●	potential drainage by operators on adjacent properties;

●	loss of, or damage to, oilfield development and service tools;

●	problems with title to the underlying properties;

●	increases in severance taxes;

●	adverse weather conditions that delay drilling activities or cause producing wells to be shut down;

●	domestic and foreign governmental regulations; and

●	proximity to and capacity of transportation facilities.

If we do not drill productive and profitable wells in the future, our business, financial condition and results of operations could be materially and adversely affected.

Our success is dependent on the prices of oil, NGLs and natural gas. Low oil or natural gas prices and the substantial volatility in these prices have adversely affected, and are expected to continue to adversely affect, our business, financial condition and results of operations and our ability to meet our capital expenditure requirements and financial obligations.

The prices we receive for our oil, NGLs and natural gas heavily influence our revenue, profitability, cash flow available for capital expenditures, access to capital and future rate of growth. Oil, NGLs and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the commodities market has been volatile. For example, the price of crude oil has experienced significant volatility over the last five years, with the price per barrel of West Texas Intermediate (“WTI”) crude rising from a low of $42 in June 2017 to a high of $76 in October 2018, then, in 2020, dropping below $20 per barrel due in part to reduced global demand stemming from the global COVID-19 outbreak, and surging to over $120 a barrel in early March 2022, following Russia’s invasion of the Ukraine. Prices for natural gas and NGLs experienced declines of similar magnitude. An extended period of continued lower oil prices, or additional price declines, will have further adverse effects on us. The prices we receive for our production, and the levels of our production, will continue to depend on numerous factors, including the following:

●	the domestic and foreign supply of oil, NGLs and natural gas;

●	the domestic and foreign demand for oil, NGLs and natural gas;

●	the prices and availability of competitors’ supplies of oil, NGLs and natural gas;

●	the actions of the Organization of Petroleum Exporting Countries, or OPEC, and state-controlled oil companies relating to oil price and production controls;

●	the price and quantity of foreign imports of oil, NGLs and natural gas;

●	the impact of U.S. dollar exchange rates on oil, NGLs and natural gas prices;

●	domestic and foreign governmental regulations and taxes;

●	speculative trading of oil, NGLs and natural gas futures contracts;

●	localized supply and demand fundamentals, including the availability, proximity and capacity of gathering and transportation systems for natural gas;

●	the availability of refining capacity;

●	the prices and availability of alternative fuel sources;

●	the threat, or perceived threat, or results, of viral pandemics, for example, as experienced with the COVID-19 pandemic in 2020 and 2021;

●	weather conditions and natural disasters;

●	political conditions in or affecting oil, NGLs and natural gas producing regions and/or pipelines, including in Eastern Europe, the Middle East and South America, for example, as experienced with the Russian invasion of the Ukraine in February 2022, which conflict is ongoing;

●	the continued threat of terrorism and the impact of military action and civil unrest;

●	public pressure on, and legislative and regulatory interest within, federal, state and local governments to stop, significantly limit or regulate hydraulic fracturing activities;

●	the level of global oil, NGL and natural gas inventories and exploration and production activity;

●	authorization of exports from the Unites States of liquefied natural gas;

●	the impact of energy conservation efforts;

●	technological advances affecting energy consumption; and

●	overall worldwide economic conditions.

Declines in oil, NGL or natural gas prices have not, and will not, only reduce our revenue, but have and will reduce the amount of oil, NGL and natural gas that we can produce economically. Should natural gas, NGL or oil prices decline from current levels and remain there for an extended period of time, we may choose to shut-in our operated wells, delay some or all of our exploration and development plans for our prospects, or to cease exploration or development activities on certain prospects due to the anticipated unfavorable economics from such activities, and, as a result, we may have to make substantial downward adjustments to our estimated proved reserves, each of which would have a material adverse effect on our business, financial condition and results of operations.

Future conditions might require us to incur impairments or make write-downs in our assets, which would adversely affect our balance sheet and results of operations.

We review our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In the future we may be required to impair our assets and we would then be required to write-off all or a portion of our costs for such assets. Future significant write-offs would adversely affect our balance sheet and results of operations.

Declining general economic, business or industry conditions have, and will continue to have, a material adverse effect on our results of operations, liquidity and financial condition, and are expected to continue having a material adverse effect for the foreseeable future.

Concerns over global economic conditions, the duration and effects of future pandemics, and the results thereof, energy costs, geopolitical issues (including, but not limited to the current Ukraine/Russia conflict), inflation, increasing interest rates and the availability and cost of credit have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and natural gas, and declining business and consumer confidence, have precipitated an economic slowdown, which could expand to a recession or global depression. If the economic climate in the United States or abroad deteriorates, demand for petroleum products could diminish, which could further impact the price at which we can sell our oil, natural gas and natural gas liquids, affect the ability of our vendors, suppliers and customers to continue operations, and ultimately adversely impact our results of operations, liquidity and financial condition to a greater extent that it has already.

Our exploration, development and exploitation projects require substantial capital expenditures that may exceed cash on hand, cash flows from operations and potential borrowings, and we may be unable to obtain needed capital on satisfactory terms, which could adversely affect our future growth.

Our exploration and development activities are capital intensive. We make and expect to continue to make substantial capital expenditures in our business for the development, exploitation, production and acquisition of oil and natural gas reserves. Our cash on hand, our operating cash flows and future potential borrowings may not be adequate to fund our future acquisitions or future capital expenditure requirements. The rate of our future growth may be dependent, at least in part, on our ability to access capital at rates and on terms we determine to be acceptable.

Our cash flows from operations and access to capital are subject to a number of variables, including:

●	our estimated proved oil and natural gas reserves;

●	the amount of oil and natural gas we produce from existing wells;

●	the prices at which we sell our production;

●	the costs of developing and producing our oil and natural gas reserves;

●	our ability to acquire, locate and produce new reserves;

●	the general state of the economy;

●	the ability and willingness of banks to lend to us; and

●	our ability to access the equity and debt capital markets.

In addition, future events, such as terrorist attacks, wars, threat of wars, or combat peace-keeping missions, financial market disruptions, general economic recessions, oil and natural gas industry recessions, large company bankruptcies, accounting scandals, pandemic diseases, overstated reserves estimates by major public oil companies and disruptions in the financial and capital markets have caused financial institutions, credit rating agencies and the public to more closely review the financial statements, capital structures and earnings of public companies, including energy companies. Such events have constrained the capital available to the energy industry in the past, and such events or similar events could adversely affect our access to funding for our operations in the future.

If our revenues decrease as a result of lower oil and natural gas prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels, further develop and exploit our current properties or invest in additional exploration opportunities. Alternatively, a significant improvement in oil and natural gas prices or other factors could result in an increase in our capital expenditures, and we may be required to alter or increase our capitalization substantially through the issuance of debt or equity securities, the sale of production payments, the sale or farm out of interests in our assets, the borrowing of funds or otherwise to meet any increase in capital needs. If we are unable to raise additional capital from available sources at acceptable terms, our business, financial condition and results of operations could be adversely affected. Further, future debt financings may require that a portion of our cash flows provided by operating activities be used for the payment of principal and interest on our debt, thereby reducing our ability to use cash flows to fund working capital, capital expenditures and acquisitions. Debt financing may involve covenants that restrict our business activities. If we succeed in selling additional equity securities to raise funds, at such time the ownership percentage of our existing stockholders would be diluted, and new investors may demand rights, preferences or privileges senior to those of existing stockholders. If we choose to farm-out interests in our prospects, we may lose operating control over such prospects.

Our oil and natural gas reserves are estimated and may not reflect the actual volumes of oil and natural gas we will receive, and significant inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

The process of estimating accumulations of oil and natural gas is complex and is not exact, due to numerous inherent uncertainties. The process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of this technical data can vary. The process also requires certain economic assumptions related to, among other things, oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserves estimate is a function of:

●	the quality and quantity of available data;

●	the interpretation of that data;

●	the judgment of the persons preparing the estimate; and

●	the accuracy of the assumptions.

The accuracy of any estimates of proved reserves generally increases with the length of the production history. Due to the limited production history of our properties, the estimates of future production associated with these properties may be subject to greater variance to actual production than would be the case with properties having a longer production history. As our wells produce over time and more data is available, the estimated proved reserves will be re-determined on at least an annual basis and may be adjusted to reflect new information based upon our actual production history, results of exploration and development, prevailing oil and natural gas prices and other factors.

Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas most likely will vary from our estimates. It is possible that future production declines in our wells may be greater than we have estimated. Any significant variance to our estimates could materially affect the quantities and present value of our reserves.

We may have accidents, equipment failures or mechanical problems while drilling or completing wells or in production activities, which could adversely affect our business.

While we are drilling and completing wells or involved in production activities, we may have accidents or experience equipment failures or mechanical problems in a well that cause us to be unable to drill and complete the well or to continue to produce the well according to our plans. We may also damage a potentially hydrocarbon-bearing formation during drilling and completion operations. Such incidents may result in a reduction of our production and reserves from the well or in abandonment of the well.

Our operations are subject to operational hazards and unforeseen interruptions for which we may not be adequately insured.

There are numerous operational hazards inherent in oil and natural gas exploration, development, production and gathering, including:

●	unusual or unexpected geologic formations;

●	natural disasters;

●	adverse weather conditions;

●	unanticipated pressures;

●	loss of drilling fluid circulation;

●	blowouts where oil or natural gas flows uncontrolled at a wellhead;

●	cratering or collapse of the formation;

●	pipe or cement leaks, failures or casing collapses;

●	fires or explosions;

●	releases of hazardous substances or other waste materials that cause environmental damage;

●	pressures or irregularities in formations; and

●	equipment failures or accidents.

In addition, there is an inherent risk of incurring significant environmental costs and liabilities in the performance of our operations, some of which may be material, due to our handling of petroleum hydrocarbons and wastes, our emissions to air and water, the underground injection or other disposal of our wastes, the use of hydraulic fracturing fluids and historical industry operations and waste disposal practices.

Any of these or other similar occurrences could result in the disruption or impairment of our operations, substantial repair costs, personal injury or loss of human life, significant damage to property, environmental pollution and substantial revenue losses. The location of our wells, gathering systems, pipelines and other facilities near populated areas, including residential areas, commercial business centers and industrial sites, could significantly increase the level of damages resulting from these risks. Insurance against all operational risks is not available to us. We are not fully insured against all risks, including development and completion risks that are generally not recoverable from third parties or insurance. In addition, pollution and environmental risks generally are not fully insurable. With respect to our other non-operated assets, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. Losses could, therefore, occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Moreover, insurance may not be available in the future at commercially reasonable prices or on commercially reasonable terms. Changes in the insurance markets due to various factors may make it more difficult for us to obtain certain types of coverage in the future. As a result, we may not be able to obtain the levels or types of insurance we would otherwise have obtained prior to these market changes, and the insurance coverage we do obtain may not cover certain hazards or all potential losses that are currently covered and may be subject to large deductibles. Losses and liabilities from uninsured and underinsured events and delays in the payment of insurance proceeds could have a material adverse effect on our business, financial condition and results of operations.

Unless we replace our oil and natural gas reserves, our reserves and production will decline, which will adversely affect our business, financial condition and results of operations.

The rate of production from our oil and natural gas properties will decline as our reserves are depleted. Our future oil and natural gas reserves and production and, therefore, our income and cash flow, are highly dependent on our success in (a) efficiently developing and exploiting our current reserves on properties owned by us or by other persons or entities and (b) economically finding or acquiring additional oil and natural gas producing properties. In the future, we may have difficulty acquiring new properties. During periods of low oil and/or natural gas prices, it will become more difficult to raise the capital necessary to finance expansion activities. If we are unable to replace our production, our reserves will decrease, and our business, financial condition and results of operations would be adversely affected.

Our strategy includes acquisitions of oil and natural gas properties, and our failure to identify or complete future acquisitions successfully, or not produce projected revenues associated with the future acquisitions could reduce our earnings and hamper our growth.

We may be unable to identify properties for acquisition or to make acquisitions on terms that we consider economically acceptable. There is intense competition for acquisition opportunities in our industry. Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions. The completion and pursuit of acquisitions may be dependent upon, among other things, our ability to obtain debt and equity financing and, in some cases, regulatory approvals. Our ability to grow through acquisitions will require us to continue to invest in operations, financial and management information systems and to attract, retain, motivate and effectively manage our employees. The inability to manage the integration of acquisitions effectively could reduce our focus on subsequent acquisitions and current operations and could negatively impact our results of operations and growth potential. Our financial position and results of operations may fluctuate significantly from period to period as a result of the completion of significant acquisitions during particular periods. If we are not successful in identifying or acquiring any material property interests, our earnings could be reduced and our growth could be restricted.

We may engage in bidding and negotiating to complete successful acquisitions. We may be required to alter or increase substantially our capitalization to finance these acquisitions through the use of cash on hand, the issuance of debt or equity securities, the sale of production payments, the sale of non-strategic assets, the borrowing of funds or otherwise. If we were to proceed with one or more acquisitions involving the issuance of our common stock, our stockholders would suffer dilution of their interests. Furthermore, our decision to acquire properties that are substantially different in operating or geologic characteristics or geographic locations from areas with which our staff is familiar may impact our productivity in such areas.

We may not be able to produce the projected revenues related to future acquisitions. There are many assumptions related to the projection of the revenues of future acquisitions including, but not limited to, drilling success, oil and natural gas prices, production decline curves and other data. If revenues from future acquisitions do not meet projections, this could adversely affect our business and financial condition.

We may purchase oil and natural gas properties with liabilities or risks that we did not know about or that we did not assess correctly, and, as a result, we could be subject to liabilities that could adversely affect our results of operations.

Before acquiring oil and natural gas properties, we estimate the reserves, future oil and natural gas prices, operating costs, potential environmental liabilities and other factors relating to the properties. However, our review involves many assumptions and estimates, and their accuracy is inherently uncertain. As a result, we may not discover all existing or potential problems associated with the properties we buy. We may not become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. We do not generally perform inspections on every well or property, and we may not be able to observe mechanical and environmental problems even when we conduct an inspection. The seller may not be willing or financially able to give us contractual protection against any identified problems, and we may decide to assume environmental and other liabilities in connection with properties we acquire. If we acquire properties with risks or liabilities we did not know about or that we did not assess correctly, our business, financial condition and results of operations could be adversely affected as we settle claims and incur cleanup costs related to these liabilities.

We may incur losses or costs as a result of title deficiencies in the properties in which we invest.

If an examination of the title history of a property that we have purchased reveals an oil and natural gas lease has been purchased in error from a person who is not the owner of the property, our interest would be worthless. In such an instance, the amount paid for such oil and natural gas lease as well as any royalties paid pursuant to the terms of the lease prior to the discovery of the title defect would be lost.

Prior to the drilling of an oil and natural gas well, it is the normal practice in the oil and natural gas industry for the person or company acting as the operator of the well to obtain a preliminary title review of the spacing unit within which the proposed oil and natural gas well is to be drilled to ensure there are no obvious deficiencies in title to the well. Frequently, as a result of such examinations, certain curative work must be done to correct deficiencies in the marketability of the title, and such curative work entails expense. Our failure to cure any title defects may adversely impact our ability in the future to increase production and reserves. In the future, we may suffer a monetary loss from title defects or title failure. Additionally, unproved and unevaluated acreage has greater risk of title defects than developed acreage. If there are any title defects or defects in assignment of leasehold rights in properties in which we hold an interest, we will suffer a financial loss which could adversely affect our business, financial condition and results of operations.

The unavailability or high cost of drilling rigs, completion equipment and services, supplies and personnel, including hydraulic fracturing equipment and personnel, could adversely affect our ability to establish and execute exploration and development plans within budget and on a timely basis, which could have a material adverse effect on our business, financial condition and results of operations.

Shortages or the high cost of drilling rigs, completion equipment and services, supplies or personnel could delay or adversely affect our operations. When drilling activity in the United States increases, associated costs typically also increase, including those costs related to drilling rigs, equipment, supplies and personnel and the services and products of other vendors to the industry. These costs may increase, and necessary equipment and services may become unavailable to us at economical prices. Should this increase in costs occur, we may delay drilling activities, which may limit our ability to establish and replace reserves, or we may incur these higher costs, which may negatively affect our business, financial condition and results of operations.

In addition, in the past, the demand for hydraulic fracturing services has exceeded the availability of fracturing equipment and crews across the industry and in our operating areas in particular. The accelerated wear and tear of hydraulic fracturing equipment due to its deployment in unconventional oil and natural gas fields characterized by longer lateral lengths and larger numbers of fracturing stages may further amplify this equipment and crew shortage. Although we believe there is currently sufficient supply of hydraulic fracturing services, if demand for fracturing services increases or the supply of fracturing equipment and crews decreases, then higher costs could result and could adversely affect our business, financial condition and results of operations.

The marketability of our production is dependent upon oil and natural gas gathering and transportation and storage facilities owned and operated by third parties, and the unavailability of satisfactory oil and natural gas transportation arrangements have had a material adverse effect on our revenue in the past and may again in the future.

The unavailability of satisfactory oil and natural gas transportation arrangements has in the past hindered our access to oil and natural gas markets and has delayed production from our wells. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for, and supply of, oil and natural gas and the proximity of reserves to pipelines, terminal facilities and storage facilities. Our ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. Our failure to obtain these services on acceptable terms has in the past, and could in the future, materially harm our business. In the past we have, and in the future, we may be required to, shut-in wells for lack of a market or because of inadequacy or unavailability of pipeline or gathering system capacity. When this occurs, we are unable to realize revenue from those wells until the market for oil and gas increases and/or until production arrangements are made to deliver our production to market. Furthermore, we are obligated to pay shut-in royalties to certain mineral interest owners in order to maintain our leases with respect to certain shut-in wells. We do not expect to purchase firm transportation capacity on third-party facilities. Therefore, we expect the transportation of our production to be generally interruptible in nature and lower in priority to those having firm transportation arrangements.

The disruption of third-party facilities due to maintenance and/or weather could negatively impact our ability to market and deliver our products. The third parties’ control when or if such facilities are restored after disruption, and what prices will be charged for products. Federal and state regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, damage to or destruction of pipelines and general economic conditions could adversely affect our ability to produce, gather and transport oil and natural gas.

An increase in the differential between the NYMEX or other benchmark prices of oil and natural gas and the wellhead price we receive for our production has adversely affected our business, financial condition and results of operations.

The prices that we will receive for our oil and natural gas production sometimes may reflect a discount to the relevant benchmark prices, such as the New York Mercantile Exchange (“NYMEX”), that are used for calculating hedge positions. The difference between the benchmark price and the prices we receive is called a differential. Increases in the differential between the benchmark prices for oil and natural gas and the wellhead price we receive has recently adversely affected, and is anticipated to continue to adversely affect our business, financial condition and results of operations. We do not have, and may not have in the future, any derivative contracts or hedging covering the amount of the basis differentials we experience in respect of our production. As such, we will be exposed to any increase in such differentials.

Competition in the oil and natural gas industry is intense, making it difficult for us to acquire properties, market oil and natural gas and secure trained personnel.

Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment for acquiring properties, marketing oil and natural gas and securing trained personnel. Also, there is substantial competition for capital available for investment in the oil and natural gas industry. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, and many of our competitors have more established presences in the United States than we have. Those companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. In addition, other companies may be able to offer better compensation packages to attract and retain qualified personnel than we are able to offer. The cost to attract and retain qualified personnel has increased in recent years due to competition and may increase substantially in the future. We may not be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel and raising additional capital, which could have a material adverse effect on our business, financial condition and results of operations.

Our competitors may use superior technology and data resources that we may be unable to afford or that would require a costly investment by us in order to compete with them more effectively.

Our industry is subject to rapid and significant advancements in technology, including the introduction of new products and services using new technologies and databases. As our competitors use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost. In addition, many of our competitors will have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we can. We cannot be certain that we will be able to implement technologies on a timely basis or at a cost that is acceptable to us. One or more of the technologies that we will use or that we may implement in the future may become obsolete, and we may be adversely affected.

If we do not hedge our exposure to reductions in oil and natural gas prices, we may be subject to significant reductions in prices. Alternatively, we may use oil and natural gas price hedging contracts, which involve credit risk and may limit future revenues from price increases and result in significant fluctuations in our profitability.

In the event that we continue to choose not to hedge our exposure to reductions in oil and natural gas prices by purchasing futures and/or by using other hedging strategies, we may be subject to a significant reduction in prices which could have a material negative impact on our profitability. Alternatively, we may elect to use hedging transactions with respect to a portion of our oil and natural gas production to achieve more predictable cash flow and to reduce our exposure to price fluctuations. While the use of hedging transactions limits the downside risk of price declines, their use also may limit future revenues from price increases. Hedging transactions also involve the risk that the counterparty may be unable to satisfy its obligations.

Uncertainties associated with enhanced recovery methods may result in us not realizing an acceptable return on our investments in such projects.

Production and reserves, if any, attributable to the use of enhanced recovery methods are inherently difficult to predict. If our enhanced recovery methods do not allow for the extraction of crude oil, natural gas, and associated liquids in a manner or to the extent that we anticipate, we may not realize an acceptable return on our investments in such projects. In addition, as proposed legislation and regulatory initiatives relating to hydraulic fracturing become law, the cost of some of these enhanced recovery methods could increase substantially.

Competition for hydraulic fracturing services and water disposal could impede our ability to develop our oil and gas plays.

The unavailability or high cost of high-pressure pumping services (or hydraulic fracturing services), chemicals, proppant, water and water disposal and related services and equipment could limit our ability to execute our exploration and development plans on a timely basis and within our budget. The U.S. oil and natural gas industry is experiencing a growing emphasis on the exploitation and development of shale natural gas and shale oil resource plays, which are dependent on hydraulic fracturing for economically successful development. Hydraulic fracturing in oil and gas plays requires high pressure pumping service crews. A shortage of service crews or proppant, chemical, water or water disposal options, could materially and adversely affect our operations and the timeliness of executing our development plans within our budget.

Our operations are substantially dependent on the availability of water. Restrictions on our ability to obtain water may have an adverse effect on our financial condition, results of operations and cash flows.

Water is an essential component of shale oil and natural gas production during both the drilling and hydraulic fracturing processes. Historically, we have been able to purchase water from local land owners for use in our operations. When drought conditions occur, governmental authorities may restrict the use of water subject to their jurisdiction for hydraulic fracturing to protect local water supplies. If we are unable to obtain water to use in our operations from local sources or dispose of or recycle water used in operations, or if the price of water or water disposal increases significantly, we may be unable to produce oil and natural gas economically, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

Improvements in or new discoveries of alternative energy technologies could have a material adverse effect on our financial condition and results of operations.

Because our operations depend on the demand for oil and used oil, any improvement in or new discoveries of alternative energy technologies (such as wind, solar, geothermal, fuel cells and biofuels) that increase the use of alternative forms of energy and reduce the demand for oil, gas and oil and gas related products could have a material adverse impact on our business, financial condition and results of operations. We also face competition from competing energy sources, such as renewable energy sources.

Competition due to advances in renewable fuels may lessen the demand for our products and negatively impact our profitability.

Alternatives to petroleum-based products and production methods are continually under development. For example, a number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean-burning gaseous fuels that may address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns, which if successful could lower the demand for oil and gas. If these non-petroleum-based products and oil alternatives continue to expand and gain broad acceptance such that the overall demand for oil and gas is decreased, it could have an adverse effect on our operations and the value of our assets.

Future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements.

From time to time, we are involved in lawsuits, regulatory inquiries and may be involved in governmental and other legal proceedings arising out of the ordinary course of our business. Many of these matters raise difficult and complicated factual and legal issues and are subject to uncertainties and complexities. The timing of the final resolutions to these types of matters is often uncertain. Additionally, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments, adversely affecting our results of operations and liquidity.

We may be subject in the normal course of business to judicial, administrative or other third-party proceedings that could interrupt or limit our operations, require expensive remediation, result in adverse judgments, settlements or fines and create negative publicity.

Governmental agencies may, among other things, impose fines or penalties on us relating to the conduct of our business, attempt to revoke or deny renewal of our operating permits, franchises or licenses for violations or alleged violations of environmental laws or regulations or as a result of third-party challenges, require us to install additional pollution control equipment or require us to remediate potential environmental problems relating to any real property that we or our predecessors ever owned, leased or operated or any waste that we or our predecessors ever collected, transported, disposed of or stored. Individuals, citizens groups, trade associations or environmental activists may also bring actions against us in connection with our operations that could interrupt or limit the scope of our business. Any adverse outcome in such proceedings could harm our operations and financial results and create negative publicity, which could damage our reputation, competitive position and stock price. We may also be required to take corrective actions, including, but not limited to, installing additional equipment, which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against us. These could result in a material adverse effect on our prospects, business, financial condition and our results of operations.

Part of our strategy involves drilling in existing or emerging oil and gas plays using some of the latest available horizontal drilling and completion techniques. The results of our planned exploratory drilling in these plays are subject to drilling and completion technique risks, and drilling results may not meet our expectations for reserves or production. As a result, we may incur material write-downs and the value of our undeveloped acreage could decline if drilling results are unsuccessful.

Our operations involve utilizing the latest drilling and completion techniques in order to maximize cumulative recoveries and therefore generate the highest possible returns. The additional risks that we face while drilling horizontally include, but are not limited to, the following:

●	drilling wells that are significantly longer and/or deeper than more conventional wells;

●	landing our wellbore in the desired drilling zone;

●	staying in the desired drilling zone while drilling horizontally through the formation;

●	running our casing the entire length of the wellbore; and

●	being able to run tools and other equipment consistently through the horizontal wellbore.

Risks that we face while completing our wells include, but are not limited to, the following:

●	the ability to fracture stimulate the planned number of stages in a horizontal or lateral well bore;

●	the ability to run tools the entire length of the wellbore during completion operations; and

●	the ability to successfully clean out the wellbore after completion of the final fracture stimulation stage.

The results of our drilling in new or emerging formations will be more uncertain initially than drilling results in areas that are more developed and have a longer history of established production. Newer or emerging formations and areas have limited or no production history and consequently we are less able to predict future drilling results in these areas. Ultimately, the success of these drilling and completion techniques can only be evaluated over time as more wells are drilled and production profiles are established over a sufficiently long time period. If our drilling results are less than anticipated or we are unable to execute our drilling program because of capital constraints, lease expirations, limited access to gathering systems and takeaway capacity, and/or prices for crude oil, natural gas, and NGLs decline, then the return on our investment for a particular project may not be as attractive as we anticipated and we could incur material write-downs of oil and gas properties and the value of our undeveloped acreage could decline in the future.

Prospects that we decide to drill may not yield oil or natural gas in commercially viable quantities.

Our prospects are in various stages of evaluation, ranging from prospects that are currently being drilled to prospects that will require substantial additional seismic data processing and interpretation. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. This risk may be enhanced in our situation, due to the fact that a significant percentage of our reserves is undeveloped. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. We cannot assure you that the analogies we draw from available data obtained by analyzing other wells, more fully explored prospects or producing fields will be applicable to our drilling prospects.

We are subject to various climate-related risks, including risks related to the transition to a lower-carbon economy and physical risks resulting from climate change.

The following is a summary of potential climate-related risks that could adversely affect us:

Policy and Legal Risks. Policy risks include actions that seek to lessen activities that contribute to adverse effects of climate change or to promote adaptation to climate change, such as the enactment of climate change-related regulations, policies and initiatives addressing alternative energy requirements, new fuel consumption standards, energy conservation and emissions reductions measures or responsible energy development, among other measures. Policy actions also may include restrictions or bans on oil and gas activities, like the January 2021 Presidential and Secretarial orders, and the potential banning of hydraulic fracturing, which could lead to write-downs or impairments of our assets. Legal risks include potential lawsuits claiming, among other things, failure to mitigate impacts of climate change, failure to adapt to climate change and the insufficiency of disclosure around material financial risks. For instance, government entities and other groups have filed lawsuits in several states seeking to hold a wide variety of companies that produce fossil fuels liable for the alleged impacts of the greenhouse gas emissions and other alleged harm attributable to those fuels. The lawsuits allege damages as a result of global warming and the plaintiffs are seeking unspecified damages and abatement under various theories..

Market Risks. Markets could be affected by climate change through shifts in supply and demand for certain commodities, including oil and gas and other products dependent on oil and gas. Lower demand for our oil and gas production, or lower demand for products that use oil and gas as fuel sources or increased demand for lower-emission or more efficient products and services, could result in lower prices and lower revenues. Market risk also may take the form of limited access to capital as investors shift investments to industries and alternative energy industries that may be, or be perceived to be, less carbon-intensive. In addition, certain investment advisers, banks and sovereign wealth, pension and endowment funds recently have been promoting divestment of investments in fossil fuel companies and pressuring lenders to limit funding to companies engaged in the extraction, production and sale of oil and gas. Some banks and asset managers have made climate-related pledges for various initiatives, such as stopping the financing of Arctic drilling and coal companies. These initiatives by activists and banks could interfere with our business activities, operations and ability to access capital. Institutional lenders who provide financing to energy companies such as ours have also become more attentive to sustainable lending practices, and some may elect not to provide traditional energy producers or companies that support such producers with funding.

Technology Risks. Technological improvements or innovations that support the transition to a lower-carbon economic system may have a significant impact on us. The development and use of emerging technologies in renewable energy, battery storage, and energy efficiency may lower demand for oil and gas, resulting in lower prices and revenues. In addition, many automobile manufacturers have announced plans to shift production from internal combustion engine to electric powered vehicles, and some states and foreign countries have announced bans on sales of internal combustion engine vehicles beginning as early as 2025, which would reduce demand for oil.

Reputation Risk. Climate change is a potential source of reputational risk, which is tied to changing customer or community perceptions of an organization’s contribution to, or detraction from, the transition to a lower-carbon economy. These changing perceptions could lower demand for our oil and gas production, resulting in lower prices and lower revenues as consumers avoid carbon-intensive industries, and could also pressure banks and investment managers to shift investments and reduce lending as described above.

Physical Risks. Potential physical risks resulting from climate change may be event driven (including increased severity of extreme weather events, such as hurricanes, winter storms, droughts or floods) or longer-term shifts in climate patterns that may cause sea level rise or chronic heat waves. Potential physical risks may cause direct damage to assets and indirect impacts such as supply or distribution chain disruption and also could include changes in water or other raw material availability, sourcing, pricing and quality, which could impact drilling and completions operations. These physical risks could adversely affect or delay demand for oil or natural gas, cause increased costs, production disruptions and lower revenues and substantially increase the cost or limit the availability of insurance.

Volatility in seasonal temperatures. The market for natural gas is generally improved by periods of colder weather and impaired by periods of warmer weather, so any changes in climate could affect the market for the fuels that we produce. As a result, if there is an overall trend of warmer temperatures, it would be expected to have an adverse effect on our business.

Efforts by governments, international bodies, businesses and consumers to reduce GHGs and otherwise mitigate the effects of climate change are ongoing. The nature of these efforts and their effects on our business are inherently unpredictable and subject to change. However, actions taken by private parties in anticipation of, or to facilitate, a transition to a lower-GHG economy will affect us as well. For example, our cost of capital may increase if lenders or other market participants decline to invest in fossil fuel-related companies for regulatory or reputational reasons. Similarly, increased demand for low-carbon or renewable energy sources from consumers could reduce the demand for, and the price of, the products we produce. Technological changes, such as developments in renewable energy and low-carbon transportation, could also adversely affect demand for our products.

Regulatory and Reporting Risks

New or amended environmental legislation or regulatory initiatives could result in increased costs, additional operating restrictions, or delays, or have other adverse effects on us.

The environmental laws and regulations to which we are subject change frequently, often to become more burdensome and/or to increase the risk that we will be subject to significant liabilities. New or amended federal, state, or local laws or implementing regulations or orders imposing new environmental obligations on, or otherwise limiting, our operations could make it more difficult and more expensive to complete oil and natural gas wells, increase our costs of compliance and doing business, delay or prevent the development of resources (especially from shale formations that are not commercial without the use of hydraulic fracturing), or alter the demand for and consumption of our products. Any such outcome could have a material and adverse impact on our cash flows and results of operations.

The Federal Government previously instituted a moratorium on new oil and gas leases and permits on federal onshore and offshore lands, which may have a material adverse effect on the Company and its results of operations.

On January 20, 2021, the Acting U.S. Interior Secretary, instituted a moratorium on new oil and gas leases and permits on federal onshore and offshore lands, which a federal court blocked with a preliminary injunction in June 2021, which injunction is being appealed. President Biden subsequently announced that his administration will resume onshore oil and gas lease sales on federal lands effective April 18, 2022. A total of approximately 26% of the Company’s acreage in New Mexico and 1% of the Company’s acreage in Colorado are located on federal lands. It is currently unclear whether the moratorium will be reinstated, or whether such moratorium is the start of a change in federal policies regarding the grant of oil and gas permits on federal lands. The moratorium does not affect the Company, as the Company has no plans to drill new wells on any leases held on federal lands; however, if such prior moratorium was to become permanent, or the federal government in the future were to grant less permits on federal lands, make such permitting process more difficult, costly, or to institute more stringent rules relating to such permitting process, it could have a material adverse effect on the value of the Company’s leases and/or its ability to undertake oil and gas operations on such the portion of its leases on federal lands.

SEC rules could limit our ability to book additional proved undeveloped reserves (“PUDs”) in the future.

SEC rules require that, subject to limited exceptions, PUDs may only be booked if they relate to wells scheduled to be drilled within five years after the date of booking. This requirement has limited and may continue to limit our ability to book additional PUDs as we pursue our drilling program. Moreover, we may be required to write down our PUDs if we do not drill or plan on delaying those wells within the required five-year timeframe.

Proposed changes to U.S. tax laws, if adopted, could have an adverse effect on our business, financial condition, results of operations, and cash flows.

From time to time, legislative proposals are made that would, if enacted, result in the elimination of the immediate deduction for intangible drilling and development costs, the elimination of the deduction from income for domestic production activities relating to oil and gas exploration and development, the repeal of the percentage depletion allowance for oil and gas properties, and an extension of the amortization period for certain geological and geophysical expenditures. Such changes, if adopted, or other similar changes that reduce or eliminate deductions currently available with respect to oil and gas exploration and development, could adversely affect our business, financial condition, results of operations, and cash flows.

We may incur substantial costs to comply with the various federal, state, and local laws and regulations that affect our oil and natural gas operations, including as a result of the actions of third parties.

We are affected significantly by a substantial number of governmental regulations relating to, among other things, the release or disposal of materials into the environment, health and safety, land use, and other matters. A summary of the principal environmental rules and regulations to which we are currently subject is set forth in “Part I” - “Item 1. Business”. Compliance with such laws and regulations often increases our cost of doing business and thereby decreases our profitability. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the incurrence of investigatory or remedial obligations, or the issuance of cease and desist orders.

The environmental laws and regulations to which we are subject may, among other things:

●	require us to apply for and receive a permit before drilling commences or certain associated facilities are developed;

●	restrict the types, quantities, and concentrations of substances that can be released into the environment in connection with drilling, hydraulic fracturing, and production activities;

●	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other “waters of the United States,” threatened and endangered species habitat, and other protected areas;

●	require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells;

●	require us to add procedures and/or staff in order to comply with applicable laws and regulations; and

●	impose substantial liabilities for pollution resulting from our operations.

In addition, we could face liability under applicable environmental laws and regulations as a result of the activities of previous owners of our properties or other third parties. For example, over the years, we have owned or leased numerous properties for oil and natural gas activities upon which petroleum hydrocarbons or other materials may have been released by us or by predecessor property owners or lessees who were not under our control. Under applicable environmental laws and regulations, including The Comprehensive Environmental Response, Compensation, and Liability Act - otherwise known as CERCLA or Superfund, and state laws, we could be held liable for the removal or remediation of previously released materials or property contamination at such locations, or at third-party locations to which we have sent waste, regardless of our fault, whether we were responsible for the release or whether the operations at the time of the release were lawful.

Compliance with, or liabilities associated with violations of or remediation obligations under, environmental laws and regulations could have a material adverse effect on our results of operations and financial condition.

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

As of the date of this Report, we have 1,000,000 outstanding shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”), all of which were held by Michael McLaren, the Chief Executive Officer and director of the Company. Each holder of Series A Preferred Stock may, at its option, convert its shares of Series A Preferred Stock (each a “Series A Conversion”) into that number of shares of common stock equal to the holder’s pro rata share of all Series A Preferred Stock then issued and outstanding, multiplied by (i) 60%, minus the aggregate percentage of the Company’s outstanding common stock previously converted by holders of the Series A Preferred Stock, through such applicable date (the “Remaining Percentage”)(for example, if prior to the applicable date of determination, shares of Series A Preferred Stock have been converted into 3% of the outstanding shares of common stock as of such date of determination, the Remaining Percentage would be 57%), multiplied by (ii) the outstanding shares of our common stock as of the applicable date of determination, divided by 0.40, divided by (iii) the total number of shares of Series A Preferred Stock then outstanding. No individual conversion by any individual holder shall be in an amount greater than 9.99% of the outstanding common stock of the Company on the date on which the holder delivers notice of such conversion to the Company (the “Individual Conversion Limitation”). The result of the above, is that such Series A Preferred Stock is convertible into 60% of the Company’s outstanding common stock (on a post-conversion basis, i.e., 150% of the Company’s outstanding common stock on a pre-conversion basis) currently. For example, based on 195,000,000 total outstanding shares of common stock, the Series A Preferred Stock has the right to convert into = 195,000,000 shares, divided by 0.40 = 487,500,000 shares, multiplied by 60% = 292,500,000 total shares of common stock (which is also the total voting rights associated with the Series A Preferred Stock).

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

For so long as any shares of the Series A Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, shall have the right to vote on all shareholder matters (including, but not limited to at every meeting of the stockholders of the Company and upon any action taken by stockholders of the Company with or without a meeting) equal to the Remaining Percentage of the total vote (the “Total Series A Vote”). For example, if there are 195,000,000 shares of the Company’s common stock issued and outstanding at the time of a shareholder vote, and the Remaining Percentage is 60%, the holders of the Series A Preferred Stock, voting separately as a class, will have the right to vote an aggregate of 292,500,000 shares, out of a total number of 487,500,000 shares voting. All Series A Shares shall vote together with the common stock on all shareholder matters as its own voting class.

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

As of December 31, 2022, we owed approximately $2,134,146 under various convertible promissory notes and as of the date of this Report we owe approximately $1,794,745 under various convertible promissory notes, many of which are in default. The conversion prices of the convertible notes are based on a discount to the market value of our common stock, subject in many cases to adjustments to the conversion prices upon defaults and anti-dilution and other rights which may result in such conversion prices declining (see also See also “Note 10 – Derivative Liabilities”, to the notes to financial statements included herein under “Item 8. Financial Statements and Supplementary Data”). While no conversion of the notes can occur until we increase our authorized but unissued shares of common stock (or affect the planned reverse stock split), we expect additional conversions and sales to begin occurring shortly after we are able to increase our authorized but unissued shares of common stock. As a result, any conversion of the convertible notes and sale of shares of common stock issuable in connection with the conversion thereof may cause the value of our common stock to decline in value, as described in greater detail under the Risk Factors below.

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

We currently have no authorized but unissued shares of common stock.

We have authorized capital stock consisting of 195,000,000 shares of common stock, $0.0001 par value per share. As of the date of this filing, we had 195,000,000 shares of common stock outstanding and no shares of common stock available for future issuance. However, effective on May 10, 2023, our majority shareholder approved the filing of a Certificate of Amendment to the Company’s Articles of Incorporation to increase the Company’s authorized number of shares of Common Stock from 195 million shares to one billion 995 million shares, which cannot be effective until any earlier than June 24, 2023. In the short term we believe that the cap on our outstanding shares may be a positive as it will limit the future dilution to existing shareholders as a result of the conversion of outstanding convertible notes; however, in the long term, until such time as we are able to increase our authorized shares of common stock, we anticipate that such limit may negatively affect our ability to undertake transactions which may be accretive to shareholder value. For example, until such time as our authorized shares of common stock are increased, we will not be able to use our common stock as consideration for any acquisitions. Furthermore, we will not be able to sell equity or convertible debt to raise funding or issue share-based compensation to officers, directors, employees, or consultants. All of the above may negatively affect our revenues and results of operations and cause the value of our common stock to decline in value or become worthless.

The issuance of common stock upon the increase in our authorized shares will cause immediate and substantial dilution.

Following the increase in our authorized but unissued shares of common stock as discussed above, we expect to issue an additional significant number of shares of common stock in consideration for compensation, upon conversion of outstanding convertible securities, and for other consideration as approved by the Board of Directors of the Company. Such issuances are expected to result in immediate and substantial dilution to the interests of other stockholders.

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

Certain of our outstanding warrants to purchase shares of common stock and convertible note contain anti-dilution rights and favored nation rights, and certain of our securities purchase agreements include favored nations rights.

We have outstanding warrants to purchase 387,560 shares of common stock which were originally granted with exercise prices at $0.004 per share, include anti-dilution and favored nations rights. Pursuant to such rights, subject to certain exceptions, in the event we issued securities below the then exercise price, the exercise price of the warrants is reduced to the lower of such dilutive issuance or the volume weighted average price (VWAP) of our common stock on the next trading day following the first public disclosure of such dilutive issuance, subject to certain exceptions which may reduce such exercise price further in certain cases, including the issuance of units. Certain of these warrants also include anti-dilution rights which provides for a reduction of the exercise price to match the price per share of any dilutive issuance made while the warrant is outstanding, subject to certain exceptions.

Pursuant to the Greentree Financial Group, Inc. (“GreenTree”) convertible note, if at any time while the note is outstanding, the Company grants, issues or sells any common stock, options to purchase common stock, securities convertible into common stock or rights relating to common stock (the “Purchase Rights”) to any person, entity, association, or other organization other than GreenTree, at a price per share less than the conversion price then in effect, then the conversion price is automatically reduced to match the price per share of the Purchase Rights.

If in the future we issue securities at prices less than the warrant exercise price or note conversion price, the exercise price of the warrants and conversion price of the notes will be reduced to such lower amount. Certain of such warrants also include favored nations provisions which could be triggered in the future and could materially change the terms of the warrants. In the event any anti-dilution or favored nations provisions of the warrants or convertible note are triggered, it may cause the terms of such warrants or convertible note to be materially amended in favor of the holders thereof, cause significant dilution to existing shareholders, and otherwise have a material adverse effect on the Company.

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

As of the date of this Report, we had a total of 387,560 warrants outstanding, of which a) 120,834 warrants have an exercise price of $0.004 per share and mature on January 6, 2026, b) 44,502 warrants have an exercise price of $0.004 per share and mature on June 24, 2026, and c) 222,224 warrants mature between November 23, 2026 and December 2, 2026 and have an exercise price equal to either i) in the event of the Company’s listing on a national exchange by May 23, 2022, at a price equal to 120% of the offering price upon uplisting, or ii) $0.004 per share. The warrants contain provisions limiting each holder’s ability to exercise the warrants if such exercise would cause the holder’s (or any affiliate of any such holder) holdings in the Company to exceed 9.99% of the Company’s issued and outstanding shares of common stock (4.99% in connection with the Warrants). The ownership limitation does not prevent such holder from exercising some of the warrants, selling those shares, and then exercising the rest of the warrants, while still staying below the 9.99% limit (4.99% in connection with the Warrants). In this way, the holders of the warrants could sell more than this limit while never actually holding more shares than this limit allows. If the holders of the warrants choose to do this, it will cause substantial dilution to the then holders of our common stock.

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

As of the date of this Report, we owe approximately $1,794,745 under outstanding convertible and non-convertible promissory notes. We do not have sufficient funds to repay such notes and if we are unable to raise additional funds in the future to repay such amounts, which may not be available on favorable terms, if at all, such failure could have a material adverse effect on our financial condition or results of operations and cause any investment in the Company to decline in value or become worthless.

We have established preferred stock which can be designated by the Company’s Board of Directors without shareholder approval and the board has established Series A Preferred Stock, which gives the holders majority voting power over the Company.

The Company has 5,000,000 shares of preferred stock authorized. The shares of preferred stock of the Company may be issued from time to time in one or more series, each of which shall have a distinctive designation or title as shall be determined by the board of directors of the Company prior to the issuance of any shares thereof. The preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the board of directors. As discussed above under “The issuance of common stock upon conversion of our outstanding Series A Convertible Preferred Stock will cause immediate and substantial dilution to existing shareholders”, we have 1,000 shares of Series A Preferred Stock outstanding.

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

We are currently not in compliance with the continued quotation standards of the OTCQB market and there is no guarantee that we will be able to comply with the OTCQB market continued quotation standards in the future.

For our common stock to be quoted on the OTCQB market, we must, among other things, (a) file our periodic reports with the SEC; and (b) maintain a minimum bid price of $0.01 per share as of the close of the business day at least one time per 30 consecutive calendar days. We are not currently in compliance with these continued quotation standards as we did not timely file this Annual Report, have not timely filed our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and do not currently comply with the minimum bid price requirement. The OTCQB market has provided us an extension until June 2, 2023, to file this Annual Report and until June 25, 2023, to cure our failure to comply with the bid price deficiency. We were not able to file the Annual Report within that time requirement and do not expect to be able to comply with the bid price deficiency by June 25, 2023. If our common stock is removed from the OTCQB market, our common stock will trade on the OTC Pink market and it may be difficult to sell your shares of common stock if you desire or need to sell them. Quotation of our common stock on the OTC Pink market may severely limit the market liquidity of our common stock and the ability of our shareholders to sell our common stock in the secondary market. If our common stock is delisted from the OTCQB market, an investor may find it more difficult to sell our securities or obtain accurate quotations as to the market value of our securities.

We currently have a sporadic and volatile market for our common stock, and the market for our common stock may remain sporadic and volatile in the future.

We currently have a highly sporadic and volatile market for our common stock, which market is anticipated to remain volatile in the future. Factors that could affect our stock price or result in fluctuations in the market price or trading volume of our common stock include:

●	our actual or anticipated operating and financial performance and drilling locations, including reserves estimates;

●	quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and cash flows, or those of companies that are perceived to be similar to us;

●	changes in revenue, cash flows or earnings estimates or publication of reports by equity research analysts;

●	speculation in the press or investment community;

●	public reaction to our press releases, announcements and filings with the SEC;

●	sales of our common stock by us or other stockholders, or the perception that such sales may occur;

●	the limited amount of our freely tradable common stock available in the public marketplace;

●	general financial market conditions and oil and natural gas industry market conditions, including fluctuations in commodity prices;

●	the realization of any of the risk factors presented in this Annual Report;

●	the recruitment or departure of key personnel;

●	commencement of, or involvement in, litigation;

●	the prices of oil and natural gas;

●	the success of our exploration and development operations, and the marketing of any oil and natural gas we produce;

●	changes in market valuations of companies similar to ours; and

●	domestic and international economic, health, legal and regulatory factors unrelated to our performance.

Our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Additionally, general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Due to the volume of our shares which trade, we believe that our stock prices (bid, ask and closing prices) may not be related to our actual value, and not reflect the actual value of our common stock. Stockholders and potential investors in our common stock should exercise caution before making an investment in us.

Additionally, as a result of the potential illiquidity and sporadic trading of our common stock, investors may not be interested in owning our common stock because of the inability to acquire or sell a substantial block of our common stock at one time. This may have an adverse effect on the market price of our common stock. In addition, a stockholder may not be able to borrow funds using our common stock as collateral because lenders may be unwilling to accept the pledge of securities having such a limited market. We cannot assure you that an active trading market for our common stock will develop or, if one develops, be sustained.

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

Our Chief Executive Officer and director, Michael McLaren, beneficially owns 60% of our voting stock pursuant to his ownership of the 1,000 outstanding shares of Series A Preferred Stock, which gives him control over approximately 60% of our voting securities. For so long as any shares of the Series A Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, shall have the right to vote on all shareholder matters (including, but not limited to at every meeting of the stockholders of the Company and upon any action taken by stockholders of the Company with or without a meeting) equal to the Remaining Percentage of the total vote (the “Total Series A Vote”). For example, if there are 195,000,000 shares of the Company’s common stock issued and outstanding at the time of a shareholder vote, and the Remaining Percentage is 60%, the holders of the Series A Preferred Stock, voting separately as a class, will have the right to vote an aggregate of 292,500,000 shares, out of a total number of 487,500,000 shares voting. All Series A Shares shall vote together with the common stock on all shareholder matters as its own voting class. Additionally, so long as Series A Preferred Stock is outstanding, the Company shall not, without the affirmative vote of the holders of at least 66-2/3% of all outstanding shares of Series A Preferred Stock, voting separately as a class (i) amend, alter or repeal any provision of the Articles of Incorporation or the Bylaws of the Company so as to adversely affect the designations, preferences, limitations and relative rights of the Series A Preferred Stock, (ii) effect any reclassification of the Series A Preferred Stock, (iii) designate any additional series of preferred stock, the designation of which adversely effects the rights, privileges, preferences or limitations of the Series A Preferred Stock; or (iv) amend, alter or repeal any provision of the Series A Designation (except in connection with certain non-material technical amendments).

As a result, Mr. McLaren has the ability to influence matters affecting our stockholders and will therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investor who purchases shares will be a minority stockholder and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove Mr. McLaren as a director, which will mean he will remain in control of who serves as officers of the Company as well as whether any changes are made in the board of directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company’s common stock and wish to vote them at annual or special stockholder meetings, your shares will likely have little effect on the outcome of corporate decisions. Because Mr. McLaren controls such vote, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Additionally, the interests of Mr. McLaren may differ from the interests of the other stockholders and thus result in corporate decisions that are averse to other stockholders.

We currently have limited operations and may not generate significant revenues or be profitable in the future.

Our current operations consist solely of oil and gas exploration. and oil and gas services We may not be successful in our planned operations in the future and can make no assurances that we will be able to generate significant revenues in the future, that we will have sufficient funding to support our operations and pay our expenses, or that we will ever become profitable. In the event we are unable to generate revenues and/or support our operations, we will be forced to curtail and/or abandon our current business plan and any investment in the Company could become worthless.

Risks Related to the Planned Reverse Stock Split

Effective on May 10, 2023, Marble Trital Inc., which entity is beneficially owned by Mr. Michael McLaren, our Chief Executive Officer and Chairman, due to his ownership of 100% of Marble Trital Inc. and his position as Chief Executive Officer thereof, the holder of 1,000,000 shares of the Company’s Series A Preferred Stock, representing 292,500,000 voting shares as of such date or 60.0% of the 487,500,000 total voting shares as of such date (the “Majority Shareholder”), executed a written consent in lieu of a special meeting of shareholders (the “Majority Shareholder Consent”), approving the following matters, which had previously been approved by the Board of directors of the Company on April 19, 2023, and had recommended that such matters be presented to the Majority Shareholder for its approval on the same date:

●	the approval of the filing of a Certificate of Amendment to the Company’s Articles of Incorporation to affect a name change of the Company from “American International Holdings Corp.” to “Cycle Energy Corp.”;

●	the filing of a Certificate of Amendment to the Company’s Articles of Incorporation to increase the Company’s authorized number of shares of Common Stock from 195 million shares to one billion 995 million shares; and

●	the grant of discretionary authority for our Board of Directors, without further shareholder approval, to effect a reverse stock split of all of the outstanding common stock of the Company, by the filing of an amendment to our Articles of Incorporation with the Secretary of State of Nevada, in a ratio of between 1-for-10 and 1-for-1,000, with the Company’s Board of Directors having the discretion as to whether or not the reverse split is to be effected, and with the exact exchange ratio of any reverse split to be set at a whole number within the above range as determined by the Board of Directors in its sole discretion, at any time before April 19, 2024.

In accordance with Rule 14c-2 of the Exchange Act, the corporate actions will be effective no earlier than forty (40) days after the date notice of the internet availability of the Information Statement describing the above is first sent to shareholders, which we expect to be on or approximately June 24, 2023.

Notwithstanding such approval, the reverse stock split is subject to approval of the final reverse ratio by the Board of Directors of the Company and approval thereof by Financial Industry Regulatory Authority, Inc. (FINRA), which approval has not been received yet, and may not be received on a timely basis, if all.

We anticipate effecting a reverse stock split of our outstanding common stock in the future.

We expect that the reverse stock split will increase the market price of our common stock; however, the effect of a reverse stock split upon the market price of our common stock cannot be predicted with certainty, and the results of reverse stock splits by companies in similar circumstances have been varied. It is possible that the market price of our common stock following the reverse stock split will not increase in the ratio of the split, or if it does, that such price will be not be sustained.

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

We will need to raise funds from additional financings in the future to complete our business plan and may need to raise additional funding in the future to support our operations. We have no commitments for any financing and any financing commitments may result in dilution to our existing stockholders. We may have difficulty obtaining additional funding, and we may have to accept terms that would adversely affect our stockholders. For example, the terms of any future financings may impose restrictions on our right to declare dividends or on the manner in which we conduct our business. Additionally, we may raise funding by issuing additional convertible notes, which if converted into shares of our common stock would dilute our then stockholders’ interests. Lending institutions or private investors may impose restrictions on a future decision by us to make capital expenditures, acquisitions or significant asset sales. If we are unable to raise additional funds, we may be forced to curtail or even abandon our business plan.

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

Current global financial conditions and recent market events have been characterized by increased volatility and the resulting tightening of the credit and capital markets has reduced the amount of available liquidity and overall economic activity. We cannot guarantee that debt or equity financing, the ability to borrow funds or cash generated by operations will be available or sufficient to meet or satisfy our initiatives, objectives or requirements. Our inability to access sufficient amounts of capital on terms acceptable to us for our operations will negatively impact our business, prospects, liquidity and financial condition.

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

The Company does not insure against all potential losses, which could result in significant financial exposure.

The Company does not have commercial insurance or third-party indemnities to fully cover all operational risks or potential liability in the event of a significant incident or series of incidents causing catastrophic loss. As a result, the Company is, to a substantial extent, self-insured for such events. The Company relies on existing liquidity, financial resources and borrowing capacity to meet short-term obligations that would arise from such an event or series of events. The occurrence of a significant incident, series of events, or unforeseen liability for which the Company is self-insured, not fully insured or for which insurance recovery is significantly delayed could have a material adverse effect on the Company’s results of operations or financial condition.

Increasing attention to environmental, social, and governance (“ESG”) matters may impact our business.

Increasing attention to ESG matters, including those related to climate change and sustainability, increasing societal, investor and legislative pressure on companies to address ESG matters, may result in increased costs, reduced profits, increased investigations and litigation or threats thereof, negative impacts on our stock price and access to capital markets, and damage to our reputation. Increasing attention to climate change, for example, may result in demand shifts for hydrocarbon and additional governmental investigations and private litigation, or threats thereof, against the Company. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters, including climate change and climate-related risks. Such ratings are used by some investors to inform their investment and voting decisions. Also, some stakeholders, including but not limited to sovereign wealth, pension, and endowment funds, have been divesting and promoting divestment of or screening out of fossil fuel equities and urging lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Unfavorable ESG ratings and investment community divestment initiatives, among other actions, may lead to negative investor sentiment toward the Company and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. Additionally, evolving expectations on various ESG matters, including biodiversity, waste and water, may increase costs, require changes in how we operate and lead to negative stakeholder sentiment.

Global economic conditions could materially adversely affect our business, results of operations, financial condition and growth.

Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations could materially adversely affect our operations, expenses, access to capital and the market for oil and gas. In addition, uncertainty about, or a decline in, global or regional economic conditions could have a significant impact on our expected funding sources, suppliers and partners. A downturn in the economic environment could also lead to limitations on our ability to issue new debt; reduced liquidity; and declines in the fair value of our financial instruments. These and other economic factors could materially adversely affect our business, results of operations, financial condition and growth.

We may be adversely affected by climate change or by legal, regulatory or market responses to such change.

The long-term effects of climate change are difficult to predict; however, such effects may be widespread. Impacts from climate change may include physical risks (such as rising sea levels or frequency and severity of extreme weather conditions), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (such as regulatory or technology changes) and other adverse effects. The effects of climate change could increase the cost of certain products, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business. Climate change could also lead to increased costs as a result of physical damage to or destruction of our facilities, equipment and business interruption due to weather events that may be attributable to climate change. These events and impacts could materially adversely affect our business operations, financial position or results of operation.

We might be adversely impacted by changes in accounting standards.

Our consolidated financial statements are subject to the application of U.S. GAAP, which periodically is revised or reinterpreted. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”) and the SEC. It is possible that future accounting standards may require changes to the accounting treatment in our consolidated financial statements and may require us to make significant changes to our financial systems. Such changes might have a materially adverse impact on our financial position or results of operations.

General Risks

Our sector and the broader U.S. economy experienced higher than expected inflationary pressures in 2022 related to continued supply chain disruptions, labor shortages and geopolitical instability. Should these conditions persist, it may impact our ability to procure materials and equipment on a cost-effective basis, or at all, and, as a result, our business, results of operations and cash flows could be materially and adversely affected.

Throughout 2022, we experienced significant increases in the costs of certain materials, including steel, sand and fuel, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed US labor force, inflation and other factors. Though we incorporated inflationary factors into our 2022 business plan, inflation outpaced those original assumptions and, while we have incorporated inflationary factors into our 2023 business plan, inflation may outpace those assumptions. These challenges are due in large measure to increased demand for oil and gas production driven by the continued economic recovery from the COVID-19 pandemic and more broadly, systemic underinvestment in global oil and gas development. These supply and demand fundamentals have been further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine. We continue to undertake actions and implement plans to strengthen our supply chain to address these pressures and protect the requisite access to commodities and services. Nevertheless, we expect for the foreseeable future to experience supply chain constraints and may continue to experience inflationary pressure on our cost structure. These supply chain constraints and inflationary pressures may continue to adversely impact our cost of operations and if we are unable to manage our global supply chain, it may impact our ability to procure materials and equipment in a timely and cost-effective manner, if at all, which could result in reduced margins and production delays and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

We are subject to income- and non-income-based taxes in the United States under federal, state, and local jurisdictions and in the foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in various jurisdictions may be subject to significant change, with or without advance notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Our tax liabilities could be affected by numerous factors, such as changes in tax, accounting and other laws, regulations, administrative practices, principles and interpretations, the mix and level of earnings in a given taxing jurisdiction or our ownership or capital structure. For example, on August 16, 2022, the United States enacted the IRA, which is highly complex, subject to interpretation, and contains significant changes to U.S. tax law including, but not limited to, a 15% corporate book minimum tax and a 1% excise tax on stock repurchases. The U.S. Department of the Treasury and the IRS are expected to release further regulations and interpretive guidance implementing the legislation contained in the IRA, but the details and timing of such regulations are subject to uncertainty at this time. The tax provisions of the IRA which may apply to us are generally effective in 2023 or later and therefore tax impacts to us in 2022 were immaterial. However, it is possible that the enactment of changes in the U.S. corporate tax system, including in connection with the IRA, could have a material effect on our consolidated cash taxes in the future.

Outbreaks of communicable diseases, such as COVID-19, have adversely affected and may continue to adversely affect our business, financial condition and results of operations.

Global or national health concerns, including a widespread outbreak of contagious disease, can, among other impacts, negatively impact the global economy, reduce demand and pricing for crude oil, NGLs and natural gas, lead to operational disruptions and limit our ability to execute on our business plan, any of which could materially and adversely affect our business, financial condition, results of operations and cash flows. Furthermore, uncertainty regarding the impact of any outbreak of contagious disease could lead to increased volatility in crude oil, NGLs and natural gas prices.

For example, the novel coronavirus global pandemic, known as COVID-19, had a material adverse impact on our business, financial condition and results of operations in 2020. The early effects of COVID-19 included a substantial decline in demand for crude oil, condensate, NGLs, natural gas and other petroleum hydrocarbons, along with a corresponding deterioration in prices. While demand for crude oil, condensate, NGLs, natural gas and other petroleum hydrocarbons significantly recovered as the COVID-19 pandemic evolved, we are unable to predict the future impact of COVID-19 (including the emergence, contagiousness and threat of new and different strains), or a widespread outbreak of another contagious disease, on overall economic activity and the demand for, and pricing of, our products. COVID-19, or a widespread outbreak of another contagious disease, could have a negative impact on our operations; impact the ability of our counterparties to perform their obligations; result in voluntary and involuntary curtailments, delays or cancellations of certain drilling activities; impair the quantity or value of our reserves; result in transportation and storage capacity constraints; cause shortages of key personnel, including employees, contractors and subcontractors; interrupt global supply chains; increase impairments and associated charges to our earnings; impact our cash on hand, uses of cash and cause a decrease to our financial flexibility and liquidity. In addition, the risks associated with COVID-19 impacted, and COVID-19, or a widespread outbreak of another contagious disease, may in the future impact our workforce and the way we meet our business objectives, and such impact may be material. The extent to which the ongoing COVID-19 pandemic will impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted.

Our business could be negatively impacted by cyberattacks targeting our computer and telecommunications systems and infrastructure or targeting those of our third-party service providers.

Our business, like other companies in the oil and gas industry, has become increasingly dependent on digital technologies, including technologies that are managed by third-party service providers or other providers of goods or services to our industry on whom we directly or indirectly rely on to help us collect, host or process information. Such technologies are integrated into our business operations and used as a part of our production and distribution systems in the U.S. and abroad, including those systems used to transport production to market, to enable communications and to provide a host of other support services for our business. Accordingly, our use of the internet and other public networks for communications, services and storage, including “cloud” computing, exposes us and our users to cybersecurity risks.

Changes in U.S. and international tax rules and regulations, or interpretations thereof, may materially and adversely affect our cash flows, results of operations and financial condition.

There is no guarantee that our security measures will provide absolute security. We may not be able to anticipate, detect or prevent cyberattacks, particularly because the methodologies used by attackers change frequently or may not be recognized until launched, and because attackers are increasingly using techniques designed to circumvent controls and avoid detection. We and our third-party service providers may therefore be vulnerable to security events that are beyond our control, and we may be the target of cyber-attacks, as well as physical attacks, which could result in the unauthorized access to our information systems or data, the data of our customers and our employees or significant disruption to our business. These attacks could adversely impact our business operations, our revenue and profits, our ability to comply with legal, contractual and regulatory requirements, our reputation and goodwill, as well as result in legal risk, enforcement actions and litigation. Our information systems and related infrastructure have experienced attempted and actual instances of unauthorized access in the past, but we have not suffered any losses or breaches which had a material effect on our business, operations or reputation relating to such attacks; however, there is no assurance that we will not suffer such losses or breaches in the future.

As cyberattacks continue to evolve, we may be required to expend significant additional resources to respond to cyberattacks, to continue to modify or enhance our protective measures, or to investigate and remediate any information systems and related infrastructure security vulnerabilities. Additionally, the continuing and evolving threat of cybersecurity attacks has resulted in evolving legal and compliance matters, including increased regulatory focus on prevention, which could require us to expend significant additional resources to meet such requirements. We may also be subject to regulatory investigations or litigation relating from cybersecurity issues.

Our business may be materially adversely affected by negative publicity.

From time to time, political and public sentiment with respect to, or impacts by, the oil and gas industry may result in adverse press coverage and other adverse public statements affecting our business. Additionally, though we believe we can achieve our voluntary company targets and goals, any failure to realize or perception of failure to realize voluntary targets or long-term goals, including GHG emissions targets and other environmental objectives, could lead to adverse press coverage and other adverse public statements affecting the Company. Adverse press coverage and other adverse statements, whether or not driven by political or public sentiment, may also result in investigations by regulators, legislators and law enforcement officials or in legal claims.

Our operations are subject to business interruptions and casualty losses. We do not insure against all potential losses and therefore we could be seriously harmed by unexpected liabilities and increased costs.

Our United States and International operations are subject to unplanned occurrences, including blowouts, explosions, fires, loss of well control, spills, tornadoes, hurricanes and other adverse weather, tsunamis, earthquakes, volcanic eruptions or nuclear or other disasters, labor disputes and accidents. These same risks can be applied to the third parties that transport our products from our facilities. A prolonged disruption in the ability of any pipelines, rail cars, trucks or vessels to transport our production could contribute to a business interruption or increase costs.

Our operations are also subject to the additional hazards of pollution, releases of toxic gas and other environmental hazards and risks. These hazards could result in serious personal injury or loss of human life, significant damage to property and equipment, environmental pollution, impairment of operations and substantial losses to us. Various hazards have adversely affected us in the past, and damages resulting from a catastrophic occurrence in the future involving us or any of our assets or operations may result in our being named as a defendant in one or more lawsuits asserting potentially large claims or in our being assessed potentially substantial fines by governmental authorities. We maintain insurance against many, but not all, potential losses or liabilities arising from operating hazards in amounts that we believe to be prudent. Uninsured losses and liabilities arising from operating hazards could reduce the funds available to us for capital, exploration and investment spending and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Historically, we have maintained insurance coverage for physical damage including at times resulting business interruption to our major onshore and offshore facilities, with significant self-insured retentions. In the future, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for our insurance policies will change over time and could escalate. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage.

Litigation by private plaintiffs or government officials or entities could adversely affect our performance.

We currently are defending litigation and anticipate that we will be required to defend new litigation in the future. The subject matter of such litigation may include releases of hazardous substances from our facilities, privacy laws, contract disputes, title disputes, royalty disputes or any other laws or regulations that apply to our operations. In some cases, the plaintiff or plaintiffs seek alleged damages involving large classes of potential litigants and may allege damages relating to extended periods of time or other alleged facts and circumstances. If we are not able to successfully defend such claims, they may result in substantial liability. We do not have insurance covering all of these potential liabilities. In addition to substantial liability, litigation may also seek injunctive relief which could have an adverse effect on our future operations.

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Cycle Energy owns 3.14 acres of land located at 205S Bailey Street, Electra, Texas 76360. It has a 1,500 square foot shop built on it that is being used for its operations.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 3. Legal Proceedings” of this Annual Report on Form 10-K from, “Item 8. Financial Statements and Supplementary Data” in the Notes to Consolidated Financial Statements in “Note 14. Commitments and Contingencies”. The Company believes the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB Market maintained by OTC Markets Group Inc. under the symbol “AMIH”. At present, there is a limited market for our common stock. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information. The following table sets forth the range of high and low sales prices for our common stock for each of the periods indicated as reported by the OTCQB Market. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

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

	Fiscal 2022		Fiscal 2021
	High	Low	High	Low
First Quarter ended March 31(1)	$5.04	2.40	34.80	$8.47
Second Quarter ended June 30	$2.76	0.20	13.20	$6.06
Third Quarter ended September 30	$0.26	0.02	7.80	$3.02
Fourth Quarter ended December 31	$0.04	0.004	7.20	$3.00

As of May 22, 2023, our shares of common stock were held by approximately 248 stockholders of record.

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

Description of Capital Stock

Our authorized capital stock consists of 195,000,000 shares of common stock with a $0.0001 par value per share, and 5,000,000 shares of preferred stock with a $0.0001 par value per share. As of the date of this Report, we have designated 1,000 shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred Stock. As of the date of this Report, there are 195,000,000 shares of common stock issued and outstanding, 1,000 shares of Series A Preferred Stock issued and outstanding and no shares of Series B Preferred Stock issued and outstanding. The following is a summary of the material provisions of the common stock and preferred stock provided for in our Articles of Incorporation and Bylaws. For additional details about our capital stock, please refer to our Articles of Incorporation and Bylaws.

Common Stock

Voting Rights. Each share of our common stock is entitled to one vote on all stockholder matters. Shares of our common stock do not possess any cumulative voting rights.

Except for the election of directors, if a quorum is present, an action on a matter is approved if it receives the affirmative vote of the holders of a majority of the voting power of the shares of capital stock present in person or represented by proxy at the meeting and entitled to vote on the matter, unless otherwise required by applicable law, Nevada law, our Articles of Incorporation, as amended or Bylaws, as amended. The election of directors will be determined by a plurality of the votes cast in respect of the shares present in person or represented by proxy at the meeting and entitled to vote, meaning that the nominees with the greatest number of votes cast, even if less than a majority, will be elected. The rights, preferences and privileges of holders of common stock are subject to, and may be impacted by, the rights of the holders of shares of any series of preferred stock that we have designated or may designate and issue in the future.

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

Preferred Stock

On May 18, 2020, the board of directors of the Company approved the filing of (a) an Amended and Restated Certificate of Designation of the Company’s Series A Preferred Stock (the “Series A Preferred Stock” and the “Series A Designation”); and (b) an Amended and Restated Certificate of Designation of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock” and the “Series B Designation”), with the Secretary of State of Nevada, which designations were filed with, and became effective with, the Secretary of State of Nevada on the same date. On May 6, 2022, a Second Amended and Restated designation of the Company’s Series A Preferred Stock was filed and became effective with the Secretary of State of Nevada, whereby, among other things, a 1,000-for-1 forward stock split of the outstanding Series A Preferred Stock of the Company was effected, which has not been retroactively reflected below. The Series A Designation designated three shares of Series A Preferred Stock and the Series B Designation designated 2,000,000 shares of Series B Preferred Stock. On May 18, 2023, the Company filed a Certificate of Correction with the Secretary of State of Nevada, to its Certificate of Designations of Series A Convertible Preferred Stock.

Series A Preferred Stock

Dividend Rights. The New Series A Shares do not accrue dividends.

Liquidation Preference. The New Series A Shares have no liquidation preference.

Conversion Rights. Each holder of Series A Preferred Stock may, at its option, convert its shares of Series A Preferred Stock (each a “Series A Conversion”) into that number of shares of common stock equal to the holder’s pro rata share of all Series A Preferred Stock then issued and outstanding, multiplied by (i) 60%, minus the aggregate percentage of the Company’s outstanding common stock previously converted by holders of the Series A Preferred Stock, through such applicable date (the “Remaining Percentage”)(for example, if prior to the applicable date of determination, shares of Series A Preferred Stock have been converted into 3% of the outstanding shares of common stock as of such date of determination, the Remaining Percentage would be 57%), multiplied by (ii) the outstanding shares of our common stock as of the applicable date of determination, divided by 0.40, divided by (iii) the total number of shares of Series A Preferred Stock then outstanding. No individual conversion by any individual holder shall be in an amount greater than 9.99% of the outstanding common stock of the Company on the date on which the holder delivers notice of such conversion to the Company (the “Individual Conversion Limitation”). The result of the above, is that such Series A Preferred Stock is convertible into 60% of the Company’s outstanding common stock (on a post-conversion basis, i.e., 150% of the Company’s outstanding common stock on a pre-conversion basis) currently.

For example, based on 195,000,000 total outstanding shares of common stock, the Series A Preferred Stock has the right to convert into = 195,000,000 shares, divided by 0.40 = 487,500,000 shares, multiplied by 60% = 292,500,000 total shares of common stock (which is also the total voting rights associated with the Series A Preferred Stock).

Voting Rights. For so long as any shares of the Series A Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, shall have the right to vote on all shareholder matters (including, but not limited to at every meeting of the stockholders of the Company and upon any action taken by stockholders of the Company with or without a meeting) equal to the Remaining Percentage of the total vote (the “Total Series A Vote”). For example, if there are 195,000,000 shares of the Company’s common stock issued and outstanding at the time of a shareholder vote, and the Remaining Percentage is 60%, the holders of the Series A Preferred Stock, voting separately as a class, will have the right to vote an aggregate of 292,500,000 shares, out of a total number of 487,500,000 shares voting. All Series A Shares shall vote together with the common stock on all shareholder matters as its own voting class.

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

Redemption Rights. The New Series A Shares have no redemption rights.

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

Transfer Restrictions. Each holder of New Series A Shares is prohibited from Transferring any shares of Series A Preferred Stock. “Transfer” means directly or indirectly (a) offering for sale, selling, pledging, hypothecating, transferring, assigning or otherwise disposing of (or enter into any transaction or device that is designed to, or could be expected to, result in the sale, pledge, hypothecation, transfer, assignment or other disposition at any time) (including, without limitation, by operation of law); or (b) entering into any swap or other derivatives transaction that transfers to another, in whole or in part, any of the benefits or risks of ownership of the applicable securities, whether any such transaction is to be settled by delivery of securities or other securities, in cash or otherwise.

A total of 1,000 shares of Series A Preferred Stock are currently outstanding.

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

Voting Rights. The Series B Preferred Stock has no voting rights on general corporate matters, provided that the Series B Designation does contain customary protective provisions restricting the Company’s ability to undertake any of the following without the approval of a majority in interest of such shares of Series B Preferred Stock:

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

Redemption Rights. The Series B Preferred Stock has no redemption rights.

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

Control Shares

Nevada law also seeks to impede “unfriendly” corporate takeovers by providing in Sections 78.378 to 78.3793 of the NRS that an “acquiring person” shall only obtain voting rights in the “control shares” purchased by such person to the extent approved by the other stockholders at a meeting. With certain exceptions, an acquiring person is one who acquires or offers to acquire a “controlling interest” in the corporation, defined as one-fifth or more of the voting power. Control shares include not only shares acquired or offered to be acquired in connection with the acquisition of a controlling interest, but also all shares acquired by the acquiring person within the preceding 90 days. The statute covers not only the acquiring person but also any persons acting in association with the acquiring person. The NRS control share statutes only apply to issuers that have 200 or more stockholders of record, at least 100 of whom have had addresses in Nevada appearing on the stock ledger of the corporation at all times during the 90 days immediately preceding such date; and whom do business in Nevada directly or through an affiliated corporation.

A Nevada corporation may elect to opt out of the provisions of Sections 78.378 to 78.3793 of the NRS. We do not have a provision in our Amended and Restated Articles of Incorporation pursuant to which we have elected to opt out of Sections 78.378 to 78.3793; therefore, these sections do apply to us, subject to the above exceptions.

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

Listing

Our common stock is quoted on the OTCQB Market under the symbol “AMIH”.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, 6201 15th Ave, Brooklyn, NY 11219. Its telephone number is (800) 937-5449.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended December 31, 2022 and from the period from January 1, 2023, to the filing date of this report, which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, except as discussed below:

From January 5, 2023 through February 8, 2023, the Company converted a total of $488,924 of its outstanding convertible debt into 119,398,125 shares of common stock and at various prices per share of common stock ranging from $0.0063 to $0.0023 per share.

On March 1, 2023, the Company entered into a Service Agreement with Greentree Financial Group, Inc. (“GreenTree”) whereby GreenTree agreed to provide the Company with assistance of its financial reporting and statement preparations for the year ended December 31, 2022 and the three quarters ended March 31, 2023, June 30, 2023 and September 30, 2023, as well as in connection with the preparation of the Company’s 2022 US corporate income tax returns (the “Service Agreement”). The Service Agreement commenced on March 1, 2023 and ends on December 31, 2023. In consideration for the services provided under the Service Agreement, the Company agreed to pay GreenTree $120,000 of which $20,000 is to be paid in cash and the remaining $100,000 to be paid through the issuance of a Convertible Promissory Note (the “GreenTree Note”). The GreenTree Note had an effective date of March 1, 2023, has a term of one year, accrues interest at the rate of 12% per annum, and converts into common stock at the option of GreenTree at the lower of a) $0.01 per share and b) 50% of the lowest trading prices of the Company’s common stock on the primary trading market for the common stock for the last twenty (20) trading days immediately prior to but not including the conversion date. The Company may, at its option, at any time and from time to time, prepay all or any part of the principal balance of the GreenTree Service Note before the maturity date, with a penalty or premium equal to 20% of the sum of any outstanding principal and any interest accrued as of the prepayment date provided that the Company provide GreenTree fifteen (15) days’ advanced written notice of its intent to prepay. The GreenTree Note includes a 4.9% beneficial ownership limitation preventing the conversion of the note into common stock if upon such conversion GreenTree would beneficially own more than 4.9% of the Company’s then outstanding common stock, which may be increased to up to 9.9% with not less than 61 days prior written notice. We agreed to pay $1,500 of GreenTree’s costs in connection with each conversion of the GreenTree Note. If at any time the Company grants, issues or sells any common stock, options to purchase common stock, securities convertible into common stock or rights relating to common stock (the “Purchase Rights”) to any person, entity, association, or other organization other than GreenTree, at a price per share less than the conversion price then in effect, then the conversion price is automatically reduced to match the price per share of the Purchase Rights. The GreenTree Note contains customary events of default.

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

Purchases of Equity Securities by The Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Plan of Operations

The Company intends to continue to grow its business both organically and by identifying acquisition targets over the next twelve months in the energy and oil and gas industry. As these opportunities arise, the Company will determine the best method for financing its growth, which may include the issuance of additional debt instruments, common stock, preferred stock, or a combination thereof, any of which may cause significant dilution to existing shareholders. We expect to raise funds in the future through the sale of debt and/or equity in order to allow us to operate for the next twelve months, and may need to raise further additional capital in order to expedite our growth through acquisitions, none of which are currently planned.

Introduction

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Results of Operations. An analysis of our financial results comparing the years ended December 31, 2022, and 2021.

●	Liquidity and Capital Resources. A discussion of our financial condition, including descriptions of balance sheet information and cash flows.

●	Critical Accounting Policies and Estimates. Critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

All references to years relate to the fiscal year ended December 31 of the particular year.

This information should be read in conjunction with the consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplemental Data” of this Report.

Results of Operations

Revenues

We had revenues of $61,899 and $20,169 for the years ended December 31, 2022 and 2021, respectively. The increase in revenues in 2022 was due primarily to an increase in activity in our pharmacy operations, which have since been terminated. We recognized revenues in accordance with Accounting Standards Codification “ASC” Topic 606. A five-step process has been designed for the individual or pool of contracts to keep financial statements focused on this principle. Revenues from fixed-price and cost-plus contracts are recognized on the percentage of completion method, whereby revenues on long-term contracts were recorded on the basis of the Company’s estimates of the percentage of completion of contracts based on the ratio of actual cost incurred to total estimated costs. This cost-to-cost method was used because management considered it to be the best available measure of progress on these contacts. Revenues from cost-plus-fee contracts were recognized on the basis of costs incurred during the period plus the fee earned, measured on the cost-to-cost method. Revenues from time-and-material and rate chart contracts were recognized currently as work is performed.

Cost of Revenues

We had cost of revenues of $6,320 and $39,738, during the years ended December 31, 2022 and 2021, respectively. Cost of revenues include all direct material, sub-contractor, labor and certain other direct costs, as well as those indirect costs related to contract performance, such as indirect labor and fringe benefits.

Operating Expenses

General and administrative expenses were $2,484,057 and $6,975,654 during the years ended December 31, 2022 and 2021, respectively. The decrease in 2022 was due primarily to a reduction in stock-based compensation by the amount of $3,730,766 for services rendered, to $452,624 for the year ended December 31, 2022 as compared to $4,183,390 for the year ended December 31, 2021, and an increase of $2,762 in general professional expenses and consulting services, to $416,834 for the year ended December 31, 2022, as compared to $414,072 for the year ended December 31, 2021, as the Company’s overall business expenses declined due to a lack of financial and capital resources.

Other Expenses

During the years ended December 31, 2022, and 2021, we incurred interest expense of $324,024 and $184,589, respectively.

Amortization of debt discount was $2,577,706 and $1,958,298 during the years ended December 31, 2022 and 2021, respectively.

We had a gain of $2,095,796 and a loss of $1,071,028 during the years ended December 31, 2022 and 2021, respectively, due to change in derivative liabilities. See also “Note 10 – Derivative Liabilities”, in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplemental Data” of this Report, for a more detailed discussion of gain (loss) in derivative liabilities which is non-cash.

We had a settlement gain of $47,232 for the year ended December 31, 2022 compared to a settlement loss of $61,859 for the year ended December 31, 2021, each in connection with debt settlements that occurred during the respective periods.

We had a gain on disposition of subsidiaries of $323,262 and $0 for the years ended December 31, 2022 and 2021, respectively, in connection with sale of Mangoceuticals, Inc. and Epiq MD, Inc.

Discontinued operations

During 2021, the Company decided to discontinue the operation of its VISSIA McKinney, VISSIA Waterway, Legend Nutrition, Capitol City Solutions USA, Inc. subsidiaries. VISSIA McKinney, VISSIA Waterway, Legend Nutrition, Capitol City Solutions USA, Inc. have been presented as discontinued operations in the accompanying consolidated financial statements and are summarized below:

	The Years Ended December 31,
	2022	2021
Revenue	$-	$2,530
Cost of revenue	-	-
Gross profit	-	2,530
Operating expenses	(14,199)	(57,660)
Loss from operations	(14,199)	(55,130)
Other income (expenses)	-	299,716
Gain(loss) from discontinued operations	(14,199)	244,586

	As of
	December 31, 2022	December 31, 2021
Assets of discontinued operations – current	$-	$-
Assets of discontinued operations - intangible	$-	$-
Assets of discontinued operations - non-current	$-	$14,199
Net liabilities of discontinued operations	$4,948	$112,199

Net Loss

We had a net loss of $2,863,918, or $0.36 per share from continuing operations and $14,199 or $0.00 per share from discontinued operations during the year ended December 31, 2022, totaling an aggregate of $2,878,117 or $0.36 per share in total net loss. We had a net loss of $10,225,497, or $8.19 per share from continuing operations and a gain of $244,586 or $0.20 per share from discontinued operations during the year ended December 31, 2021, for a total net loss of $9,980,911 or $8.19 per share. The decrease in net loss in 2022 was primarily attributable to the decrease in non-cash expenses in connection with stock-based compensation, amortization of debt discount, the change in derivative values associated with outstanding convertible debt, settlement loss in connection with the common shares issued for notes settlement, and the decrease in gross profit and revenues, each as discussed above.

Liquidity and Capital Resources

As of December 31, 2022 and 2021, the Company had total assets of $343,335 and $1,231,445, respectively, including $0 and $14,199 of assets of discontinued operations, respectively. The main reason for the decrease in total assets as of December 31, 2022, compared to December 31, 2021, was due to a $1,012,852 decrease in cash, which was mainly due to the Company’s operating activities.

As of December 31, 2022 and 2021, the Company had total liabilities of $4,820,674 and $5,100,557, respectively, which consisted of accounts payable, accrued interest and accrued compensation in the amount of $344,388 and $252,194, respectively, convertible notes payable (net of discount) and loans payable to related parties and non-related parties (net of discount) in the amounts of $2,596,563 and 594,892 as of December 31, 2022 and 2021, respectively, and derivative liabilities of $1,837,008 and $4,141,272, respectively. We also had $4,948 and $112,199 of net liabilities related to discontinued operations. The Company had a total stockholders’ deficit of $4,477,339 and $3,869,112 as of December 31, 2022 and 2021, respectively.

During the year ended December 31, 2022, net cash used in operating activities was $1,737,250, compared to net cash used in operating activities of $2,211,762 for the year ended December 31, 2021. Negative cash flows during the year ended December 31, 2022, were due primarily to the net loss of $2,863,918 and change in derivative liabilities of $2,290,489, partially offset by non-cash expenses, including stock-based compensation of $452,624, amortization of debt discount of $2,577,706, and derivative expense of $460,960. Comparatively, negative cash flows during the year ended December 31, 2021, were due primarily to the net loss of $10,225,497, partially offset by non-cash expenses, including stock-based compensation of $4,334,857 and amortization of debt discount of $1,958,298.

During the years ended December 31, 2022 and 2021, we had cash provided by investing activities of $314,173 and $10,000, respectively. The net cash provided by investing activities in each year was solely attributable to capital expenditures for and disposal of property and equipment.

During the years ended December 31, 2022 and 2021, net cash flows provided by financing activities were $410,225 and $3,386,335, respectively, primarily attributable to the reduction of proceeds from notes payable to related parties and non-related parties during the respective periods. We had proceeds of $417,758 from non-related party borrowings in the year ended December 31, 2022, compared to proceeds of $141,928 from related party borrowings and proceeds of $3,738,999 from non-related party borrowings in the year ended December 31, 2021. We made repayments of $2,000 on related party borrowings and repayments of $0 on non-related party borrowings in the year ended December 31, 2022 compared to repayments of $427,500 on non-related party borrowings and repayments of $141,928 on related party borrowings in the year ended December 31, 2021. We had proceeds of $0 from sales of stock in 2021, which was $100,000 in 2021.

We had cash of $196,955 and a working capital deficit of $4,570,096 as of December 31, 2022. On the short-term basis, we will be required to raise a significant amount of additional funds over the next 12 months to sustain operations and pay outstanding liabilities. On a long-term basis, we will potentially need to raise capital to grow and develop our business.

On September 27, 2021, October 29, 2021, November 2, 2021, and November 12, 2021, Jacob Cohen, our Chief Executive Officer, advanced the Company, $50,000, $15,000, $10,000, and $40,000, respectively, which loans are payable upon demand and not bearing interest. These amounts were repaid in November 2021.

It is likely that we will require significant additional financing within the next 12 months and if we are unable to raise the needed funds on an acceptable basis, we may be forced to cease or curtail operations.

On March 1, 2023, the Company entered into a Service Agreement with Greentree Financial Group, Inc. (“GreenTree”) whereby GreenTree agreed to provide the Company with assistance of its financial reporting and statement preparations for the year ended December 31, 2022 and the three quarters ended March 31, 2023, June 30, 2023 and September 30, 2023, as well as in connection with the preparation of the Company’s 2022 US corporate income tax returns (the “Service Agreement”). The Service Agreement commenced on March 1, 2023 and ends on December 31, 2023. In consideration for the services provided under the Service Agreement, the Company agreed to pay GreenTree $120,000 of which $20,000 is to be paid in cash and the remaining $100,000 to be paid through the issuance of a Convertible Promissory Note (the “GreenTree Note”). The GreenTree Note had an effective date of March 1, 2023, has a term of one year, accrues interest at the rate of 12% per annum, and converts into common stock at the option of GreenTree at the lower of a) $0.01 per share and b) 50% of the lowest trading prices of the Company’s common stock on the primary trading market for the common stock for the last twenty (20) trading days immediately prior to but not including the conversion date. The Company may, at its option, at any time and from time to time, prepay all or any part of the principal balance of the GreenTree Service Note before the maturity date, with a penalty or premium equal to 20% of the sum of any outstanding principal and any interest accrued as of the prepayment date provided that the Company provide GreenTree fifteen (15) days’ advanced written notice of its intent to prepay. The GreenTree Note includes a 4.9% beneficial ownership limitation preventing the conversion of the note into common stock if upon such conversion GreenTree would beneficially own more than 4.9% of the Company’s then outstanding common stock, which may be increased to up to 9.9% with not less than 61 days prior written notice. We agreed to pay $1,500 of GreenTree’s costs in connection with each conversion of the GreenTree Note. If at any time the Company grants, issues or sells any common stock, options to purchase common stock, securities convertible into common stock or rights relating to common stock (the “Purchase Rights”) to any person, entity, association, or other organization other than GreenTree, at a price per share less than the conversion price then in effect, then the conversion price is automatically reduced to match the price per share of the Purchase Rights. The GreenTree Note contains customary events of default.

On May 9, 2023, we entered into a Secured Promissory Note in favor of The Loev Law Firm, PC, our outside securities counsel, which evidenced $40,000 owed to such law firm in consideration for legal services rendered and agreed to be rendered. The note is due on May 28, 2023, together with interest at the rate of 6% per annum, which increases to 15% per annum upon the occurrence of an event of default. The note is personally guaranteed by Michael McLaren, our Chief Executive Officer and Chairman, and secured by an oil and gas property located in Wichita County, Texas and a deed of trust thereon. The note includes customary covenants and events of default.

Additional information regarding the Company’s (a) accrued compensation for related parties can be found in “Note 6 – Accrued Compensation for Related Parties”; (b) notes payable can be found in “Note 7 – Notes Payable”; (c) related party loans can be found in “Note 8 – Loans from Related Parties”; and (d) derivative liabilities can be found in “Note 10 – Derivative Liabilities”; in the notes to unconsolidated financial statements included in “Item 8. Financial Statements and Supplemental Data” of this Report.

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

Fair value of financial instruments

The Company measures its financial and non-financial assets and liabilities, as well as makes related disclosures, in accordance with FASB ASC. 820, Fair Value Measurement, which provides guidance with respect to valuation techniques to be utilized in the determination of fair value of assets and liabilities. Approaches include, (i) the market approach (comparable market prices), (ii) the income approach (present value of future income or cash flow), and (iii) the cost approach (cost to replace the service capacity of an asset or replacement cost). ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The derivative liabilities are stated at their fair value as a level 3 measurement. The Company used the Lattice Model to determine the fair values of these derivative liabilities. See “Note 10 – Derivative Liabilities” of the financial statements included herein, for the Company’s assumptions used in determining the fair value of these financial instruments.

Convertible note payable

The Company accounts for convertible notes payable in accordance with the Under Financial Accounting Standard Board (“FASB”) ASC No. 815, Derivatives and Hedging, since the conversion feature is not indexed to the Company’s stock and can’t be classified in equity. The Company allocates the proceeds received from convertible notes payable between the liability component and conversion feature component. The conversion feature that is considered embedded derivative liabilities has been recorded at their fair value as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The Company has also recorded the resulting discount on debt related to the conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

Derivative liabilities

The Company accounts for derivative liabilities in accordance with the FASB ASC No. 815, Derivatives and Hedging. ASC 815 requires companies to recognize all derivative liabilities in the balance sheet at fair value, and marks it to market at each reporting date with the resulting gains or losses shown in the Statement of Operations.

Stock based compensation

The Company recognizes compensation costs to employees under FASB ASC “Compensation - Stock Compensation”. Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options and warrants. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN INTERNATIONAL HOLDINGS CORP.

Your Vision Our Focus

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

American International Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of American International Holdings Corp. as of December 31, 2022, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of American International Holdings Corp. as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 13 to the financial statements, the entity has suffered recurring losses from inception, has a working capital deficit, and has an equity deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to American International Holdings Corp. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. American International Holdings Corp. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Turner, Stone & Company, L.L.P.

Accountants and Consultants

12700 Park Central Drive, Suite 1400

Dallas, Texas 75251

Telephone: 972-239-1660 ⁄ Facsimile: 972-239-1665

Toll Free: 877-853-4195

Web site: turnerstone.com

INTERNATIONAL ASSOCIATION OF ACCOUNTANTS AND AUDITORS

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical Audit Matter Description

As disclosed in Note 10 to the financial statements, the Company had various debt instruments which included conversion features which require separate accounting. Management evaluated the required accounting, significant estimates, and judgements around the valuation for these derivatives. These derivatives were initially measured at fair value and have subsequently been remeasured to fair value at each reporting period.

There is no current observable market for these types of features and, as such, the Company determined the fair value of the derivatives using a Monte Carlo pricing model to measure the fair value of the derivatives. As a result, a high degree of auditor judgment and effort was required in performing audit procedures to evaluate the conclusions reached by management as well as the inputs to the Company’s pricing model.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures performed to address this critical audit matter included the following:

-	We obtained an understanding of the controls and processes surrounding the evaluation, initial measurement, and revaluation of the derivatives.

-	We evaluated management’s assessment and the conclusions reached to ensure these instruments were recorded in accordance with the relevant accounting guidance.

-	We evaluated the fair value of the derivatives that included testing the valuation models and assumptions utilized by management. We reviewed and tested the fair value model used, significant assumptions, and underlying data used in the model.

-	Engaged a specialist to assist in our evaluation of the Company’s pricing model and related inputs to the pricing model.

/s/ Turner, Stone & Company, L.L.P.

We have served as American International Holdings Corp. ‘s auditor since 2023.

Dallas Texas

June 9, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American International Holdings Corp.,

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American International Holdings Corp. (the Company) as of December 31, 2021, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered net losses from continuing and discontinued operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audit provides a reasonable basis for our opinion.

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

As discussed in Note 7, the Company borrows funds through the use of convertible notes payable that contain a conversion price that may be fixed or fluctuates with the stock price.

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

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2015

Houston, Texas
March 29, 2022

American International Holdings Corp.

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$196,955	$1,209,807
Inventory	12,838	3,840
Prepaid expenses	13,368	-
TOTAL CURRENT ASSETS	223,161	1,213,647

NON-CURRENT ASSETS
Property and equipment, net of accumulated depreciation of $12,698	89,660	-
Right-of-use asset - operating lease	26,022	-
Rent deposits	4,492	3,599
Assets of discontinued operations	-	14,199
TOTAL NON-CURRENT ASSETS	120,174	17,798

TOTAL ASSETS	$343,335	$1,231,445

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$37,816	$54,918
Accrued interest payable	196,571	93,776
Accrued compensation - related parties	110,000	103,500
Deferred revenue - related parties	11,745	-
Right-of-use liability - operating lease	26,022	-
Convertible notes payable, net of debt discount of $201,784 and $2,479,023	2,134,147	396,419
Loans payable to related parties	360,000	123,473
Loans payable	75,000	75,000
Derivative liabilities	1,837,008	4,141,272
Liabilities of discontinued operations	4,948	112,199
TOTAL CURRENT LIABILITIES	4,793,257	5,100,557

LONG-TERM LIABILITIES
Loans payable	27,417	-
TOTAL LONG-TERM LIABILITIES	27,417	-

TOTAL LIABILITIES	4,820,674	5,100,557

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS’ DEFICIT
Preferred stock, (par value $0.0001, 5,000,000 shares authorized, of which 1,000,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively)	100	100
Common stock (par value $0.0001, 195,000,000 shares authorized, of which 75,601,875 and 1,407,418 shares issued and outstanding as of December 31, 2022 and 2021, respectively)	7,560	140
Treasury stock, at cost	(3,894)	(3,894)
Common stock payable	-	-
Additional paid in capital	18,937,581	16,675,111
Accumulated deficit	(23,115,376)	(20,540,569)
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTABLE TO AMERICAN INTERNATIONAL HOLDINGS CORP	(4,174,029)	(3,869,112)
Non-controlling interest	(303,310)	-
TOTAL STOCKHOLDERS’ DEFICIT	(4,477,339)	(3,869,112)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$343,335	$1,231,445

The accompanying notes are an integral part of these consolidated financial statements.

American International Holdings Corp.

Consolidated Statements of Operations

	For The Year Ended
	December 31, 2022	December 31, 2021

Revenues
Revenues	$61,899	$20,169
Cost of revenues	6,320	39,738
Gross profit (loss)	55,579	(19,569)

Operating expenses
General and administrative expenses	2,484,055	6,975,654
Total operating expenses	2,484,055	6,975,654

Loss from operations	(2,428,476)	(6,995,223)

Other income (expenses)
Amortization of debt discount	(2,577,706)	(1,958,298)
Change in derivative liabilities	2,095,796	(1,071,028)
Forgiveness of loan	-	45,500
Gain on disposition of subsidiaries	323,260	-
Interest expense	(324,024)	(184,589)
Settlement income (loss)	47,232	(61,859)
Total other expense, net	(435,442)	(3,230,274)

Loss before income taxes	(2,863,918)	(10,225,497)

Income taxes	-	-

Net loss from continuing operations	$(2,863,918)	$(10,225,497)

Discontinued operations:
(Loss) gain from discontinued operations	(14,199)	244,586
Net income (loss) from discontinued operations	(14,199)	244,586

Net loss attributed to non-controlling interest	(303,310)	-

Net loss attributed to American International Holdings Corp	$(2,574,807)	$(9,980,911)

Basic loss per share
Continuing operations	$(0.36)	$(8.19)
Discontinued operations	$(0.00)	$0.20

Diluted loss per share
Continuing operations	$(0.36)	$(8.15)
Discontinued operations	$(0.00)	$0.19

Weighted average number of shares outstanding
Basic	7,895,907	1,248,752
Diluted	7,895,907	1,255,193

The accompanying notes are an integral part of these consolidated financial statements.

American International Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2022 and 2021

							Additional	Retained Earnings			Total
	Preferred Stock A		Preferred Stock B		Common Stock		Paid-in	Accumulated	Noncontrolling	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Interest	Stock	(Deficit)

Balance, December 31, 2020	1,000,000	$100	-	$-	917,781	$92	$9,172,353	$(10,559,658)	$-	$(3,894)	$(1,391,007)

Imputed interest	-	-	-	-	-	-	1,979	-	-	-	1,979

Reclassification of derivative liabilities due to note conversion	-	-	-	-	-	-	1,116,122	-	-	-	1,116,122

Issuance of Series B preferred shares for In Process Research and Development	-	-	500,000	50	-	-	601,802	-	-	-	601,852

Issuance of common shares for Series B preferred shares conversion	-	-	(500,000)	(50)	34,294	3	47	-	-	-	-

Issuance of common shares under private placement	-	-	-	-	3,333	-	100,000	-	-	-	100,000

Issuance of common shares for note conversion and settlement	-	-	-	-	209,086	22	1,228,449	-	-	-	1,228,471

Issuance of shares for services - related parties	-	-	-	-	108,333	11	2,510,639	-	-	-	2,510,650

Issuance of shares for services	-	-	-	-	122,778	12	1,824,195	-	-	-	1,824,207

Issuance of common shares for debt settlement	-	-	-	-	11,813	1	119,524	-	-	-	119,525

Net loss	-	-	-	-	-	-	-	(9,980,911)	-	-	(9,980,911)

Balance, December 31, 2021	1,000,000	$100	-	$-	1,407,418	$141	$16,675,110	$(20,540,569)	$-	$(3,894)	$(3,869,112)

Reclassification of derivative liabilities due to note conversion	-	-	-	-	-	-	474,735	-	-	-	474,735

Issuance of common shares for note conversion and settlement	-	-	-	-	66,409,998	6,641	1,249,442	-	-	-	1,256,083

Issuance of shares for service - related partis	-	-	-	-	6,023,717	602	108,922	-	-	-	109,524

Issuance of shares for service	-	-	-	-	1,738,768	174	313,176	-	-	-	313,350

Loan settlement - related parties	-	-	-	-	-	-	14,106	-	-	-	14,106

Gain on disposition of subsidiary - related parties	-	-	-	-	-	-	102,092	-	-	-	102,092

Rounding up shares due to reverse split	-	-	-	-	21,974	2	(2)	-	-	-	-

Net loss	-	-	-	-	-	-	-	(2,574,807)	(303,310)	-	(2,878,117)

Balance, December 31, 2022	1,000,000	$100	-	$-	75,601,875	$7,560	$18,937,581	$(23,115,376)	$(303,310)	$(3,894)	$(4,477,339)

The accompanying notes are an integral part of these consolidated financial statements.

American International Holdings Corp.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31, 2022	December 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,863,918)	$(10,225,497)
Net income (loss) from discontinued operations	(14,199)	244,586
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	2,577,706	1,958,298
Change in derivative liabilities	(2,290,489)	(2,469,697)
Depreciation	12,698	-
Derivatives expenses	460,960	3,540,725
Forgiveness of loan	-	(45,500)
Imputed interest expense	-	1,979
Interest expense	-	-
Gain(Loss) on disposal	(323,262)	3,800
(Gain) loss on loans settlement	-	58,059
Stock issued for services rendered	452,624	4,334,857
Stock issued for in process research and development	-	601,852
(Increase) decrease in operating assets:
Inventory	(8,998)	(3,840)
Prepaid expenses	(13,368)	3,333
Rent deposits	(4,492)	(3,599)
(Decrease) increase in operating liabilities:
Accounts payable and accrued liabilities	27,721	40,342
Accrued interest payable	324,025	77,295
Accrued compensation - related parties	6,500	(5,500)
Deferred revenue - related parties	11,745	-
NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(1,644,747)	(1,888,507)
NET CASH USED IN OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	(93,003)	(323,256)
NET CASH USED IN OPERATING ACTIVITIES	(1,737,750)	(2,211,763)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures for property and equipment	(69,457)	-
Net cash inflow from disposition of Mangoceuticals, Inc.	85,753	-
Net cash inflow from disposition of EPIQ MD, Inc.	298,377	-
NET CASH PROVIDED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS	314,673	-
NET CASH PROVIDED BY USED IN INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS	-	10,000
NET CASH USED IN INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS	314,673	10,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings - related parties	-	141,928
Repayment of borrowings - related parties	(2,000)	(141,928)
Proceeds from borrowings	417,758	3,738,999
(Repayment) of borrowings	-	(427,500)
(Repayment) of note payable	(5,483)	-
Proceeds from sales of stock	-	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	410,275	3,411,499
NET CASH USED IN FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS	(50)	(25,164)
NET CASH PROVIDED BY FINANCING ACTIVITIES	410,225	3,386,335

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,012,852)	1,184,572

CASH AND CASH EQUIVALENTS:
Beginning of year	1,209,807	25,235
End of year	$196,955	$1,209,807

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$106,677

Non-cash transactions:
Common shares issued for notes conversion	$1,226,334	$1,228,471
Common shares issued for loan settlement	$-	$111,466
Discounts on convertible notes	$-	$(3,756,000)
Initial debt discount	$400,799	$-
Adoption of ASC 842	$69,439	$-
Settlement of derivative liabilities	$474,735	$1,116,122
Gain on disposition of Mangoceuticals, Inc.	$102,092	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN INTERNATIONAL HOLDINGS CORP.

Notes to Consolidated Financial Statements

Year Ended December 31, 2022

Note 1 – Summary of Significant Accounting Policies

Organization, Ownership and Business

On April 28, 2020, American International Holdings Corp. (“AMIH” or the “Company”) incorporated a wholly-owned subsidiary, ZipDoctor, Inc. (“ZipDoctor”) in the State of Texas. ZipDoctor provides its customers with unlimited, 24/7 access to board certified physicians and licensed mental and behavioral health counselors and therapists via a newly developed, monthly subscription based online telemedicine platform. ZipDoctor was launched in August 2020 and on May 15, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with Global Career Networks Inc, a Delaware corporation (the “GCN”), the sole owner of Life Guru, Inc., a Delaware corporation (“Life Guru”). Pursuant to the SPA, the Company acquired a 51% interest in Life Guru from GCN. As consideration for the purchase of the 51% ownership interest in Life Guru, the Company issued to GCN 500,000 shares of its then newly designated Series B Convertible Preferred Stock, which had an agreed upon value of $500,000 ($1.00 per share), and agreed to issue GCN up to an additional 1,500,000 shares of Series B Convertible Preferred Stock (with an agreed upon value of $1,500,000) upon reaching certain milestones, of which 500,000 shares of Series B Convertible Preferred Stock were issued and which the other 1,000,000 shares of contingently issuable shares are no longer issuable. The shares were subsequently converted into 572 post-reverse stock split shares of common stock.

On October 23, 2020, the Company incorporated a wholly-owned subsidiary, EPIQ MD, Inc. (“EPIQ MD”) in the state of Nevada. EPIQ MD is a direct-to-consumer, telemedicine and healthcare company targeting Americans who are uninsured or underinsured. The EPIQ MD service offering is a convergence of primary care telemedicine, preventative care services and wellness programs – under the EPIQ MD brand and on a single platform. EPIQ MD markets and sells its services direct to end-use consumers, as well as through business-to-business “B2B” efforts, by focusing on employers in the targeted industries. We divested our interest in EPIC MD in July 2022 to a related party, see Note 16 below for further details.

On October 7, 2021, the Company incorporated a wholly-owned subsidiary, Mangoceuticals, Inc. (“Mangoceuticals”) in the state of Texas with the intent of focusing on developing, marketing and selling a variety of men’s wellness products and services via a telemedicine platform. In June 2022, as discussed below, we divested our interest in Mangoceuticals to a related party, see Note 16 below for details.

On January 24, 2022, the Company formed EPIQ Scripts, LLC (“EPIQ Scripts”) in the state of Texas. EPIQ Scripts was established with the intent of operating as a close-door online mail order pharmacy with a specific target and vision to obtain licenses in all 50 states across the U.S. EPIQ Scripts also planned to seek to become accredited with the most respected and highly recognized authorities in the industry, such as Utilization Review Accreditation Commission “URAC”, Legit Script, Accreditation Commission for Health Care “ACHC”, and National Association of Boards of Pharmacy “NABP” Digital Pharmacy. EPIQ Scripts also intended to obtain in-network contracts with all major Pharmacy Benefit Managers “PBM” and insurance payors. The Company owned 51% of EPIQ Scripts.

As of the date of this Report, our operations are limited, and consist mainly of ZipDoctor, Life Guru, and EPIQ Scripts (51% owned).

Effective on May 12, 2022, the Company affected a 1-for-60 reverse stock split of its issued and outstanding common stock by the filing of a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada (filed on May 6, 2022 and effective on May 12, 2022) (the “Reverse Stock Split”). The Reverse Stock Split has been retroactively reflected throughout the consolidated financial statements. Also on May 6, 2022, a Second Amended and Restated designation of the Company’s Series A Preferred Stock was filed and became effective with the Secretary of State of Nevada, whereby, among other things, a 1,000-for-1 forward stock split of the outstanding Series A Preferred Stock of the Company was effected, which has also been retroactively reflected throughout the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of AMIH and its wholly-owned subsidiaries: VISSIA McKinney, LLC (f/k/a Novopelle Diamond, LLC), VISSIA Waterway, Inc. (f/k/a Novopelle Waterway, Inc.), Legend Nutrition, Inc., Capitol City Solutions USA, Inc. EPIQ MD (through the date of deconsolidation), Life Guru, ZipDoctor, and Epiq Scripts.

VISSIA Waterway, Inc., VISSIA McKinney LLC and Legend Nutrition (collectively referred to as “Discontinued Subsidiaries”) have been presented as discontinued operations in the accompanying consolidated financial statements, see Note 15 for further details.

All material intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to amounts in prior year to conform to the current year presentation. All reclassifications have been applied consistently to the periods presented.

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents. There are no cash equivalents at December 31, 2022 and 2021.

The Company maintains the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per commercial bank. From time to time, cash in deposit accounts may exceed the FDIC limits, the excess would be at risk of loss for purposes of the consolidated statements of cash flows.

Inventory

Inventory consists of finished goods purchased, which are valued at the lower of cost or market value, with cost being determined on the first-in, first-out method. The Company periodically reviews historical sales activity to determine potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. There were no finished goods inventory items as of December 31, 2022 and 2021 from discontinuing operations. The Company had $12,838 and $3,840 inventory from continuing operations as of December 31, 2022 and 2021, respectively. No allowance was necessary as of December 31, 2022 and 2021.

Net Income (Loss) Per Common Share

We compute net income (loss) per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share “EPS” on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no dilutive securities for the years ended December 31, 2022 and 2021.

Property and Equipment, Depreciation, Amortization and Long-Lived Assets

Long-lived assets include:

Property and Equipment – Assets acquired in the normal course of business are recorded at original cost and may be adjusted for any additional significant improvements after purchase. We depreciate the cost evenly over the assets’ estimated useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

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

Fair Value of Financial Instruments

The Company measures its financial and non-financial assets and liabilities, as well as makes related disclosures, in accordance with FASB ASC 820, Fair Value Measurement (“ASC 820”), which provides guidance with respect to valuation techniques to be utilized in the determination of fair value of assets and liabilities. Approaches include, (i) the market approach (comparable market prices), (ii) the income approach (present value of future income or cash flow), and (iii) the cost approach (cost to replace the service capacity of an asset or replacement cost). ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Our financial instruments include cash and cash equivalents, inventory, prepaid expenses and rent deposits, accounts payable and accrued liabilities, accrued interest payable, accrued compensation -related parties, convertible note payable, loans payable, loans payable – related parties and derivative liabilities.

The Company’s convertible notes payable are measured at amortized cost. The derivative liabilities are stated at their fair value as a level 3 measurement. The Company used the Monte Carlo model to determine the fair values of these derivative liabilities.

Convertible Notes Payable

The Company accounts for convertible notes payable in accordance with the FASB ASC 815, Derivatives and Hedging, since the conversion feature is not indexed to the Company’s stock and it cannot be classified in equity. The Company allocates the proceeds received from convertible notes payable between the liability component and conversion feature component. The conversion feature that is considered embedded derivative liabilities has been recorded at fair value as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The Company has also recorded the resulting discount on debt related to the conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

Derivative Liabilities

The Company accounts for derivative liabilities in accordance with the FASB ASC 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires companies to recognize all derivative liabilities in the balance sheet at fair value, and marks it to market at each reporting date with the resulting gains or losses shown in the Statement of Operations.

Management’s Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Concentration and Risks

The Company’s operations are subject to risks including financial, operational, regulatory and other risks including the potential risk of business failure.

For the years ended December 31, 2022 and 2021, the Company had revenue from continuing operations which were derived from a single customer or a few major customers, with one customer making up 77% of the total revenue.

Revenue Recognition

The Company generates its revenue from monthly membership subscriptions. Revenue is recognized at the time of delivery and includes a delivery fee for each delivery or a subscription fee on a monthly basis for memberships. Under Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606) Revenue from Contracts with Customers, revenue from contracts with customers is measured based on the consideration specified in the contract with the customer, and excludes any sales incentives and amounts collected on behalf of third parties. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer and is the unit of account under Topic 606. The Company’s contracts with its customers do not include multiple performance obligations. The Company recognizes revenue when a performance obligation is satisfied by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for such products or services.

The Company’s subsidiaries, EPIQ MD and ZipDoctor both provided its customers with access to its telemedicine platform where customers have unlimited access to start a doctor visit 24/7. The customers pay a flat fee per month for use of the platform and is not dependent on the frequency of the doctor visits. Each doctor visit is included in the monthly subscription fee.

EPIQ MD: The base monthly subscription fees range from $24.95-$49.95 per month and is dependent on the number of family members included in the plan. Customers can choose to add additional services, such as Epiq Paws and Epiq Lux, ranging from an additional $4.95-$9.95 per month.

The customer gains immediate access to the telemedicine platform upon completing the enrollment process and making the first month’s payment. Billing commences on the day that the customer is enrolled for the Company’s services and is continued to be billed on the same calendar day of each following calendar month, in accordance with the original date of enrollment.

Costs of revenue include the amounts the Company pays its technology provider and its doctors network, which the Company pays a 3rd party vendor a fixed amount on a per customer basis.

Customers may cancel their subscription at any time providing that they provide the Company with thirty (30) days advanced written notice of cancellation with no cancellation fees charged to the customer. In the event a subscriber provides a notice of cancellation within the membership period, the customer will be billed on their regular billing date at an amount adjusted to reflect an amount due until the cancellation date.

For avoidance of doubt, if a subscriber is billed $29.95 on the 1st of the month and cancels on the 15th, the subscriber will be billed on the 1st of the following month at a prorated rate through the 15th, or at a rate of $14.97.

ZipDoctor: The base monthly subscription fees range from $25.00-$45.00 per month and is dependent on the number of family members included in the plan.

The customer gains immediate access to the telemedicine platform upon completing the enrollment process and making the first month’s payment. Billing commences on the day that the customer is enrolled for the Company’s services and is continued to be billed on the same calendar day of each following calendar month, in accordance with the original date of enrollment.

Costs of revenue include the amounts the Company pays its technology provider and its doctors network, which the Company pays a 3rd party vendor a fixed amount on a per customer basis.

Customers may cancel their subscription at any time provided that they provide the Company with thirty (30) days advanced written notice of cancellation with no cancellation fees charged to the customer. In the event a subscriber provides a notice of cancellation within the membership period, the customer will be billed on their regular billing date at an amount adjusted to reflect an amount due until the cancellation date.

For avoidance of doubt, if a subscriber is billed $25.00 on the 1st of the month and cancels on the 15th, the subscriber will be billed on the 1st of the following month at a prorated rate through the 15th, or at a rate of $12.50.

LEGEND NUTRITION – DISCONTINUED OPERATIONS

The Company recognizes revenue in according with ASC Topic 606. The underlying principle is that the Company recognize revenue to depict the transfer of promised goods and services to customers in an amount that they expect to be entitled to in the exchange for goods and services provided.

The Company’s discontinued subsidiary, Legend Nutrition, Inc., operated a retail store in which it sold nutritional and wellness related products. Legend’s business was solely based on the sale of retail products and did not offer any non-tangible services.

Revenue for the entire product line sold was recognized when the customer purchased and had control of the product, even if the terms included a right of return. Legend accounted for any discounts and concessions at the time of sale and accounted for returns and refunds when Legend received the product back in its possession where in some instances, if the product was unused, would be returned to Legend’s inventory or, if used, would be discarded.

Costs of revenue included the amounts that Legend paid its wholesalers and distributors and recognized the cost of revenue when the products were sold and transferred to the possession of the customer. The cost of revenue was deducted from Legend’s open inventory balance upon sale.

Stock Based Compensation

The Company recognizes compensation costs to employees under FASB ASC 718 Compensation - Stock Compensation (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the consolidated financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options and warrants. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

On July 27, 2018, the inception date, the Company adopted ASU No. 2018-07 Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. These amendments expand the scope of ASC 718 (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned.

Income Taxes

The Company is a taxable entity and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the temporary differences reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date of the rate change. A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be realized.

Related Parties

The Company follows subtopic 850-10 of the FASB ASC for the identification of related parties and disclosure of related party transactions.

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

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement. Material related party transactions have been identified in Note 6 and Note 8 in the consolidated financial statements.

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

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements.

Note 2 – Property and Equipment

Property and equipment from continuing operations were as follows at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Equipment	$57,642	$-
Furniture & fixtures	44,716	-
	102,358	-
Less: accumulated depreciation	(12,698)	-
Net property and equipment	89,660	-

Property and equipment from discontinued operations were as follows at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Leasehold improvements	$4,262	$4,262
Furniture & fixtures	18,830	18,830
	23,092	23,092
Less: accumulated depreciation	(11,165)	(8,893)
Less: disposals	(11,927)	-
Net property and equipment	-	14,199

Depreciation expense from continuing operations for the years ended December 31, 2022, and 2021 was $12,698 and nil, respectively. Depreciation expense from discontinued operations for the years ended December 31, 2022 and 2021 was $2,272 and $8,893, respectively. There were also disposals of $11,927, during 2022.

Note 3 – Other Assets

On May 15, 2020, the Company executed a securities purchase agreement (“SPA”) with Global Career Networks Inc, a Delaware corporation (the “Seller”), the sole owner of Life Guru, pursuant to which the Company purchased from the Seller, a 51% interest in the capital stock of Life Guru, representing an aggregate of 2,040 shares of Life Guru’s common stock. LifeGuru owns and operates the LifeGuru.me website which is currently in development. In consideration for the purchase, the Company agreed to issue the Seller 500,000 shares of the Company’s Series B Preferred Stock at closing, which occurred on May 15, 2020. An additional up to 1,500,000 Series B Preferred Stock shares were to be issuable to the Seller upon the following milestones, provided that such milestones were met prior to the earlier of (i) one (1) year after closing; and (ii) thirty (30) days after the Company has provided the Seller written notice of a breach by the Seller of any provision of the SPA, which breach has not been reasonably cured within such thirty (30) day period (such earlier date of (i) and (ii):

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

The 51% owned subsidiary is a consolidated entity which requires the presentation of noncontrolling interest in the consolidated statements of operations for the year ended December 31, 2022. As there was minimal activity for the entity as of December 31, 2021, and minimal assets and liabilities, no noncontrolling interest was presented at December 31, 2021.

Note 4 – Capital Lease

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

Note 5 – Operating Right-of-Use Lease Liability

On January 1, 2019, the Company adopted ASC No. 2016-2, Leases (Topic 842), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the consolidated balance sheet and to provide enhanced disclosure surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements.

As of December 31, 2022, the Company had one leasing agreements subject to ASC 842.

Location 1 – EPIQ Scripts

On February 15, 2022, the Company recognized an operating right-of-use asset in the amount of $69,439 and an operating lease liability in the amount of $69,439 in connection with Location 1. The lease term is seventeen (17) months and expires in July 2023.

The following is a schedule, by year, of maturities of lease liabilities as of December 31, 2022:

2023	$28,747
Total undiscounted cash flow	28,747
Less imputed interest (8%)	(2,725)
Present value of lease liabilities	26,022

The operating lease right-of-use asset net balance at December 31, 2022 related to this location was $26,022.

Note 6 – Accrued Compensation for Related Parties

At December 31, 2022 and 2021, accrued compensation was $110,000 and $103,500, respectively, representing cash compensation due to the Company’s executive officers for services rendered.

Note 7 – Convertible Notes Payable

Convertible notes payable represents the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Note payable to an individual dated July 8, 2019 for $40,000, with interest at 8% per annum and due on July 8, 2020. The Note is currently past due.	$40,000	$40,000

Note payable of $53,000 dated August 5, 2020 for cash of $53,000, with interest at 8% per annum and due on November 5, 2021. The annual interest rate will increase to 22% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%. The note, accrued interest and early payment penalty totaling $70,736 was paid during the year ended December 31, 2021.	-	53,000
Less: Repayment	-	(53,000)
	-	-

Note payable of $105,000 dated August 11, 2020 for cash of $100,000, net of original issue discount of $5,000, with one-time interest charge of 8% payable and due on May 11, 2021. The outstanding balance of the Note will be increase by 135% if in default. The Note is a convertible promissory note. The conversion price equals the lower of $0.50 per share or 60% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 40%. The note and accrued interest totaling $111,466 was settled by the issuance of 708,750 common shares of the Company and $50,000 in cash. The note and accrued interest were converted at $0.1614 per share and settled with additional shares valued at $0.45 per shares. Accordingly, the Company recorded a loss on loan settlement of $58,059 during the year ended December 31, 2021.	$-	105,000
Less: Repayment	-	-105,000
	-	-

Note payable of $53,000 dated September 14, 2020 for cash of $53,000, with interest at 8% per annum and due on December 14, 2021. The annual interest rate will increase to 22% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%. The note, accrued interest and early payment penalty totaling $70,736 was paid during the year ended December 31, 2021.	$-	53,000
Less: Repayment	-	-53,000
	-	-

Note payable of $56,750 dated October 12, 2020, for cash of $52,750, with interest at 8% per annum and due on October 12, 2021. The annual interest rate will increase to 24% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.50 per share or 60% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 40%. The Note and accrued interest totaling $56,750 was converted into 760,928 common shares of the Company within the terms of the note during the year ended December 31, 2021.	$-	56,750
Less: Repayment	-	-56,750
	-	-

Note payable of $138,000 dated November 13, 2020 for cash of $138,000, with interest at 8% per annum and due on November 13, 2021. The annual interest rate will increase to 18% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%. The note, accrued interest and early payment penalty totaling $183,483 was paid during the year ended December 31, 2021.	$-	138,000
Less: Repayment	-	-138,000
	-	-

Note payable of $83,500 dated December 2, 2020 for cash of $83,500, with interest at 8% per annum and due on March 2, 2022. The annual interest rate will increase to 22% if in default. The Note is a convertible promissory note. The conversion price equals 61% of the lowest daily volume weighted average price (VWAP) for the common stock during the ten (10) trading day period prior to the conversion date, representing a discount rate of 39%. The note, accrued interest and early payment penalty totaling $104,527 was paid during the year ended December, 2021.	$-	83,500
Less: Repayment	-	-83,500
	-	-

Note payable of $425,000 dated January 6, 2021 for cash of $400,000, with interest at 6% per annum and due on January 7, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.50 or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%. The note and accrued interest totaling $437,359 was converted into 2,549,999 common shares of the Company within the terms of the note during the year ended December 31, 2021.	$-	425,000
Less: Conversion	-	-425,000
	-	-

Note payable of $425,000 dated January 6, 2021 for cash of $400,000, with interest at 6% per annum and due on January 7, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.50 or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%. The note and accrued interest totaling $437,297 was converted into 3,220,515 common shares of the Company within the terms of the note during the year ended December 31, 2021.	$-	425,000
Less: Conversion	-	-425,000
	-	-

Note payable of $300,000 dated March 30, 2021 for cash of $282,000, with interest at 6% per annum and due on March 30, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.2437 or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%. The note is in default.	$300,000	300,000

Note payable of $300,000 dated March 30, 2021 for cash of $282,000, with interest at 6% per annum and due on March 30, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.2437 or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%. A partial conversion of the Note and accrued interest totaling $51,116 was converted into 14,689 common shares of the Company within the terms of the note during the year ended December 31, 2021. The note and accrued interest totaling $174,280 was converted into 5,522,961 common shares of the Company within the terms of the note during the year ended December 31, 2022. The Note is currently in default.	$250,000	300,000
Less: Conversion	-139,000	-50,000
	111,000	250,000

Note payable of $265,958 dated June 24, 2021 for cash of $250,000, with interest at 6% per annum and due on June 24, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.2437 or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%. A partial conversion of the Note totaling $118,668 was converted into 39,833 common shares of the Company within the terms of the note during the year ended December 31, 2021. The note and accrued interest totaling $190,000 was converted into 1,689,983 common shares of the Company within the terms of the note during the year ended December 31, 2022. The Note is currently in default.	$147,290	265,958
Less: Conversion	-84,602	-118,668
	62,688	147,290

Note payable of $271,958 dated June 24, 2021 for cash of $256,000, with interest at 6% per annum and due on June 24, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.2437 or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%. A partial conversion of the Note and accrued interest totaling $140,000 was converted into 45,707 common shares of the Company within the terms of the note during the year ended December 31, 2021. The note and accrued interest totaling $143,865 was converted into 7,733,643 common shares of the Company within the terms of the note during the year ended December 31, 2022.	$138,152	271,958
Less: Conversion	(138,152)	(133,806)
	-	138,152

On September 24, 2021, the Company had a short-term advance payable in the amount of $50,000 to an unrelated party, with no interest and due on demand. The short-term advance was paid in full on December 1, 2021.	$-	50,000
Less: Repayment	-	-50,000
	-	-

Note payable of $750,000 dated November 22, 2021 for cash of $750,000, with interest at 10% per annum and due on June 24, 2022. The annual interest rate will increase to 16% or the maximum amount permitted by law if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.075 or 80% of the offering price per share of Common Stock at which the Uplist Offering is made. The note and accrued interest totaling $240,710 was converted into 12,855,362 common shares of the Company within the terms of the note during the year ended December 31, 2022. The Note is currently in default.	$750,000	750,000
Less: Conversion	-157,473	-
	592,527	750,000

Note payable of $500,000 dated November 30, 2021 for cash of $5000,000, with interest at 10% per annum and due on November 30, 2022. The annual interest rate will increase to 16% or the maximum amount permitted by law if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.075 or 80% of the offering price per share of Common Stock at which the Uplist Offering is made. The note and accrued interest totaling $342,801 was converted into 17,595,000 common shares of the Company within the terms of the note during the year ended December 31, 2022. The Note is currently in default.	$500,000	500,000
Less: Conversion	-269,244	-
	230,756	500,000

Note payable of $250,000 dated December 1, 2021 for cash of $250,000, with interest at 10% per annum and due on December 1, 2022. The annual interest rate will increase to 16% or the maximum amount permitted by law if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.075 or 80% of the offering price per share of Common Stock at which the Uplist Offering is made. The note and accrued interest totaling $40,800 was converted into 3,400,000 common shares of the Company within the terms of the note during the year ended December 31, 2022. The Note is currently in default.	$250,000	250,000
Less: Conversion	-40,800	-
	209,200	250,000

Note payable of $500,000 dated December 2, 2021 for cash of $500,000, with interest at 10% per annum and due on December 2, 2022. The annual interest rate will increase to 16% or the maximum amount permitted by law if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.075 or 80% of the offering price per share of Common Stock at which the Uplist Offering is made. The note and accrued interest totaling $99,775 was converted into 5,456,194 common shares of the Company within the terms of the note during the year ended December 31, 2022. The Note is currently in default.	$500,000	500,000
Less: Conversion	-49,515	-
	450,485	500,000

Note payable of $137,500 dated May 13, 2022 for cash of $128,450, with interest at 6% per annum and due on May 13, 2023. In connection with the original issue discount promissory note the Company recorded an original issue discount (OID) of $9,050 which is to be amortized over the term of the note and derivative liabilities of $55,323. The annual interest rate will increase to 22% upon the occurrence of an event of default. The Note is a convertible promissory note. The conversion price equals 75% of the lowest daily VWAP of the Common Stock during the seven (7) consecutive trading day period prior to conversion. The note and accrued interest totaling $128,950 was converted into 12,785,822 common shares of the Company within the terms of the note during the year ended December 31, 2022.	$137,500	-
Less: Conversion	-128,950	-
	8,550	-

Note payable of $88,775 dated June 16, 2022 for cash of $85,775, with interest at 6% per annum and due on May 13, 2023. In connection with the original issue discount promissory note the Company recorded OID of $3,000 which is to be amortized over the term of the note and derivative liabilities of $38,713. The annual interest rate will increase to 22% upon the occurrence of an event of default. The Note is a convertible promissory note. The conversion price equals 75% of the lowest daily VWAP of the Common Stock during the seven (7) consecutive trading day period prior to conversion.	$88,775	-

Note payable of $62,250 dated August 29, 2022 for cash of $56,025, with interest at 12% per annum and due on May 13, 2023. In connection with the original issue discount promissory note the Company recorded OID of $6,225 which is to be amortized over the term of the note and derivative liabilities of $23,543. The annual interest rate will increase to 16% upon the occurrence of an event of default. The Note is a convertible promissory note. The conversion price equals $0.04, subject to adjustment.	$62,250	-

Note payable of $62,250 dated September 13, 2022 for cash of $56,025, with interest at 12% per annum and due on September 13, 2023. In connection with the original issue discount promissory note the Company recorded OID of $6,250 which is to be amortized over the term of the note and derivative liabilities of $10,748. The annual interest rate will increase to 16% upon the occurrence of an event of default. The Note is a convertible promissory note. The conversion price equals $0.04, subject to adjustment.	$62,250	-

Note payable of $59,400 dated October 3, 2022 for cash of $55,000, with interest at 6% per annum and due on October 3, 2023. In connection with the original issue discount promissory note the Company recorded OID of $4,400 which is to be amortized over the term of the note. The annual interest rate will increase to 22% upon the occurrence of an event of default. The Note is a convertible promissory note. The conversion price equals 75% of the lowest daily VWAP of the common stock during the 7 consecutive trading day, subject to adjustment.	$59,400	-

Note payable of $58,050 dated November 29, 2022 for cash of $53,750, with interest at 6% per annum and due on November 29, 2023. In connection with the original issue discount promissory note the Company recorded OID of $4,300 which is to be amortized over the term of the note. The annual interest rate will increase to 22% upon the occurrence of an event of default. The Note is a convertible promissory note. The conversion price equals 75% of the lowest daily VWAP of the common stock during the 7 consecutive trading day, subject to adjustment.	$58,050	-

Total	$2,335,931	5,410,884
Less: unamortized discount	-201,784	(2,479,023)
Total	$2,134,147	471,419
Short term convertible notes, net of discount of $201,784 and $2,479,023	$2,134,147	396,419

Note 8 – Loans Payable

Notes payable represents the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Note payable dated July 7, 2020 for $50,000, with interest at 5% per annum and due on July 7, 2021. The Note is unsecured. The Note is currently in default.	$50,000	50,000

Note payable dated September 16, 2020 for $5,000, with interest at 0% per annum and due on demand.	$5,000	5,000

Note payable to an unrelated party dated September 11, 2020 for $4,000, with no interest and due on demand (discontinued operations).	$4,000	4,000

Note payable dated December 1, 2021 for $20,000, with interest at 0% per annum and due on demand.	$20,000	20,000

Total	$79,000	$79,000
Short-term non-convertible notes – continuing operations	$75,000	$75,000
Short-term non-convertible notes – discontinued operations	$4,000	$4,000

Note 9 – Loans from Related Parties

Notes payable from related parties represents the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

On April 12, 2019, the Company entered into individual share exchange agreements and promissory notes with each of Daniel Dror, Winfred Fields and former Directors Everett Bassie and Charles Zeller (the “AMIH Shareholders”), whereby the AMIH Shareholders agreed to cancel and exchange a total of 98,333 shares of their AMIH common stock. The Company issued individual promissory notes with an aggregate principal amount of $350,000 (the “Promissory Notes”) for cancellation of the 98,333 common shares. The Promissory Notes have a term of two years and accrue interest at the rate of 10% per annum until paid in full by the Company. The Note and accrued interest totaling $280,108 was settled by the issuance of 57,942 common shares of the Company. The shares were valued at $16.20 and $18.60 per share based on the market price at the settlement date. Accordingly, the Company recorded a loss on loan settlement of $758,601 during the year ended December 31, 2020. These notes are currently in default.	$110,000	$110,000

Short-term note payable in the amount of $13,473 to Kemah Development Texas, LP, a company owned by Dror Family Trust, a related party. The Company settled this note payable of $13,473 and accrued interest of $2,633 with a payment of $2,000 in cash on May 23, 2022.	13,473	13,473

Less payments / settlements	(13,473)	-
	-	13,473

On December 28, 2022, the Company received an advance in the amount of $250,000 from a former Director, due on demand for 0% interest.	250,000	-

Total	$360,000	$123,473

Note 10 – Derivative Liabilities

Notes that are convertible at a discount to market are considered embedded derivatives.

Under FASB, U.S. GAAP, ASC 815, Derivatives and Hedging, requires that all derivative financial instruments be recorded on the balance sheet at fair value. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market-based pricing models incorporating readily observable market data and requiring judgment and estimates.

The Company’s convertible note has been evaluated with respect to the terms and conditions of the conversion features contained in the note to determine whether they represent embedded or freestanding derivative instruments under the provisions of ASC 815. The Company determined that the conversion features contained in the notes totaled $633,920 and represent an embedded derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s consolidated balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Monte Carlo model at the inception date of the note and will do so again on each subsequent consolidated balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each consolidated balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion.

The Convertible Note derivatives were valued as of December 31, 2021, at issuance, at conversion and at December 31, 2022 as set forth in the table below.

Derivative liabilities as of December 31, 2020	$517,366
Initial derivative liabilities at new note issuance	7,209,723
Initial loss	-
Conversion	(1,116,124)
Mark to market changes	(2,469,693)

Derivative liabilities as of December 31, 2021	$4,141,272
Initial derivative liabilities at new note issuance	460,960
Initial loss	-
Conversion	(474,735)
Mark to market changes	(2,290,489)

Derivative liabilities as of December 31, 2022	$1,837,008

As of December 31, 2022 and 2021, the Company had derivative liabilities of $1,837,008 and $4,141,272, respectively, and recorded changes in derivative liabilities in the amount of $2,290,489 and $2,469,693 during the years ended December 31, 2022 and 2021, respectively.

The following assumptions were used for the valuation of the derivative liability related to the Notes:

-	The stock price would fluctuate with the Company’s projected volatility;
-	The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of the Company and the term remaining for each note ranged from 62.08% through 389.85% at issuance, conversion, and quarters ends;
-	The Company would not redeem the notes;
-	An event of default adjusting the interest rate would occur initially 0% of the time for all notes with increases 1% per month to a maximum of 100% with the corresponding penalty;
-	The Company would raise capital quarterly at market, which could trigger a reset event; and
-	The Holder would convert the note monthly if the Company was not in default.

Note 11 – Income Taxes

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on previously deferred foreign income.

The Act also created a new minimum tax on certain future foreign earnings. The impact of the Act increased the Company’s deferred tax asset related to the Company’s net operating loss by approximately $23,115,376 and increased the Company’s valuation allowance by the same amount resulting in no impact to the Company’s consolidated financial statements.

We record tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2022, and 2021, we have not recorded any uncertain tax positions in our financial statements.

The effective US federal income corporate tax rates for 2022 and 2021 are 21%.

The Company has net operating loss carry forwards of approximately $23,115,376 at December 31, 2022 that do not expire. However, utilization of these losses may be limited pursuant to Section 382 of the Internal Revenue Code due to a recapitalization in 2007 and subsequent stock issuances.

The Company has a deferred tax asset as shown in the following:

	Year Ending December 31, 2022	Year Ending December 31, 2021
Deferred Tax Asset	4,853,809	9,980,911
Valuation Allowance	(4,853,809)	(9,980,911)
Net Deferred Tax Asset	$—	$—

Note 12 – Capital Stock

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $0.0001 par value, of which 1,000,000 shares were designated as Series A Convertible Preferred Stock and 2,000,000 were designated as Series B Preferred stock, the balance of 2,000,000 shares of preferred stock were undesignated as of December 31, 2022 and 2021.

The holders of Series A Preferred Stock have no dividend rights or liquidation preference. Each holder of Series A Preferred Stock may, at its option, convert its shares of Series A Preferred Stock into that number of shares of common stock equal to the holder’s pro rata share of all Series A Preferred Stock then issued and outstanding, multiplied by (i) 60%, minus the aggregate percentage of the Company’s outstanding common stock previously converted by holders of the Series A Preferred Stock, through such applicable date (the “Remaining Percentage”), multiplied by (ii) the outstanding shares of common stock as of the applicable date of determination, divided by 0.40, divided by (iii) the total number of shares of Series A Preferred Stock then outstanding. No individual conversion by any individual holder shall be in an amount greater than 9.99% of the outstanding common stock of the Company on the date on which the holder delivers notice of such conversion to the Company (the “Individual Conversion Limitation”). The result of the above, is that such Series A Preferred Stock is convertible into 60% of the Company’s outstanding common stock (on a post-conversion basis, i.e., 150% of the Company’s outstanding common stock on a pre-conversion basis) currently.

For so long as any shares of the Series A Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, shall have the right to vote on all shareholder matters (including, but not limited to at every meeting of the stockholders of the Company and upon any action taken by stockholders of the Company with or without a meeting) equal to the Remaining Percentage of the total vote. All Series A Shares vote together with the common stock on all shareholder matters as its own voting class.

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

In the first quarter of 2021, the Company issued 500,000 shares of Series B Preferred Shares to a third party for services related to research and development. The shares were subsequently converted into 34,294 post-reverse stock split shares of common stock. The shares were valued at $601,582.

The Company had one million post-forward split shares of Series A Preferred Stock and no shares of Series B Preferred Stock issued and outstanding as of December 31, 2022.

Common Stock

The Company is authorized to issue up to 195,000,000 shares of common stock, $0.0001 par value, of which 75,601,875 post-reverse stock split shares were issued and outstanding as of December 31, 2022 and 1,407,418 post-reverse stock split common stock shares were issued and outstanding at December 31, 2021.

During the year ended December 31, 2022, the Company issued 7,762,485 post-reverse stock split shares of the Company’s common stock in consideration for services performed by employees, directors and non-employee consultants. The shares were valued at $422,874 based on the market price on the date of agreement.

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

In the third quarter of 2022, the Company issued 2,979,151 common shares to investors in exchange for $201,639 of principal and accrued interest owed under the terms and conditions of convertible notes as issued.

In the fourth quarter of 2022, the Company issued 63,044,103 common shares to investors in exchange for $780,103 of principal and accrued interest owed under the terms and conditions of convertible notes as issued.

In the year of 2022, the Company issued 7,762,485 common shares in consideration for services performed by employees and non-employee consultants. The shares were valued at $42,300 based on the market price on the date of agreements.

Note 13 – Going Concern

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying consolidated financial statements, the Company has a net loss from continuing operations of $2,863,918 and $10,225,497 for the years ended December 31, 2022 and 2021, respectively, a net loss from discontinued operation of $14,199 and a gain from discontinued operation of $244,586 for the years ended December 31, 2022 and 2021, respectively, and an accumulated deficit of $23,115,376 as of December 31, 2022. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These consolidated financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There can be no assurance that the Company will become commercially viable without additional financing, the availability and terms of which are uncertain. If the Company cannot secure necessary capital when needed on commercially reasonable terms, its business, condition (financial and otherwise) and commercial viability may be harmed. Although management believes that it will be able to successfully execute its business plan, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Note 14 – Commitments and Contingencies

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company believes the ultimate resolution of any such current proceeding will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Robert Holden vs AMIH

On October 14, 2019, Robert Holden, the Company’s former CEO, filed a Petition and Application for Temporary Restraining Order in the District Court of Harris County, Texas, against the Company stating that the Company is blocking Mr. Holden’s legal right to trade his shares in the open market and further attempting to stake his claim that he maintains his rights to the 63,334 shares he received in connection with his acceptance as CEO of the Company on or around May 31, 2018. The Company is maintaining the position that Mr. Holden does not have the right to those shares as he was in breach of his obligation to convey a digital marketing business to the Company and subsequently resigned from the Company shortly thereafter, on or around August 15, 2018 and that he procured the shares through fraud. On November 11, 2019, the Company issued a response with a Motion to Dismiss Under the Texas Citizen’s Participation Act “TCPA” citing that any declaratory judgment and breach of contract claims be dismissed unless Mr. Holden can, through “clear and specific evidence”, establish a prima facie case for each essential element of his claims.

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

AMIH vs. Winfred Fields

On November 11, 2019, the Company filed an original petition and jury demand against Winfred Fields, a shareholder, in the 458th Judicial District Court of Fort Bend County seeking damages related to breach of contract and fraud related charges. The Company executed an exchange agreement with Mr. Fields on or around April 12, 2019 whereby Mr. Fields was required to tender to the Company a total of 10,833 of the 12,500 shares of the Company’s common stock that Mr. Fields then owned (the “Exchanged Shares”) in exchange for a promissory note with a maturity date of April 12, 2021 payable in the amount of $42,500 (the “Fields Note”) (see also “Note 8 – Loans from Related Parties”). The Exchange Agreement required that Mr. Fields immediately return the stock certificates for the Exchanged Shares to the Company or its designated agent for immediate cancellation and for Mr. Fields to retain the remaining 1,667 shares. Mr. Fields agreed in the Exchange Agreement that these shares would not become unrestricted until such time as Mr. Fields received an opinion of counsel satisfactory to the Company that the shares were not restricted for trade under SEC regulations. After executing the Exchange Agreement, Mr. Fields—rather than return the Exchanged Shares or obtain said opinion of counsel—attempted to deposit and trade the Exchanged Shares and the restricted shares, which was a direct violation of the Exchange Agreement. The Company asserts that Mr. Fields knowingly, willingly and fraudulently attempted to deposit and trade the Exchanged Shares and is seeking damages and equitable relief. Upon several attempts to serve Mr. Fields, service was perfected on or around February 3, 2020. On March 2, 2020, Mr. Fields filed a response generally denying all claims. On May 22, 2020, the Company filed its first request for production and request for disclosure and discovery insisting that Mr. Fields produce all documentation related to the fraudulent transaction and is awaiting a response to these requested discovery items. The outcome of this action is currently unknown at this time. In November 2019, the Company recovered 10,834 shares from Mr. Fields which were cancelled in 2019. Mr. Fields twice moved for summary judgment, once against the Company’s claims, and once in favor of his own claims. However, the court denied his motions. The Company has moved for summary judgment on its claims and against Mr. Fields’ claims and a hearing is currently set for June 5, 2023.

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

On January 26, 2022, Novopelle Tyler and the Company entered into a Settlement Agreement & Mutual Release with Asher Park whereby Novopelle Tyler and on February 1, 2022, the Company paid Asher Park a total of $35,000 in full and final settlement of all of the Asher Park’s claims. Accordingly, Asher Park, in consideration for the execution of the Settlement Agreement dismissed the lawsuit against both Novopelle Tyler and the Company.

Stanley Tate d/b/a Triangle Cabinets vs. Capitol City Solutions USA, Inc.

On September 10, 2021, Stanley Tate d/b/a Triangle Cabinets (“Tate”), a materials supplier and subcontractor that was hired by the Company’s subsidiary, Capitol City Solutions USA, Inc. “CCS”, filed a petition against the Company, CCS, and CCS’s construction client, PC Gateway, LLC (“PC Gateway”) in the 136th Judicial District Court of Jefferson County, Texas seeking payment in the amount of $77,681 for services Tate claimed to provide CCS and PC Gateway. The Company and CCS were not officially served until on or around October 21, 2021. On October 25, 2021, the Company and CCS filed an Original Answer denying the allegations made by Tate as Tate had failed to provide the services in which they were hired to perform and demanding strict proof by a preponderance of credible evidence. On December 29, 2021, Tate dismissed all claims against both the Company and CCS.

Capitol City Solutions USA, Inc. vs. Peak Living, LLC and PC Gateway, LLC

On November 1, 2021, the CCS, filed a petition against PC Gateway and Peak Living, LLC (“Peak Living”) in the 58th Judicial District Court of Jefferson County Texas demanding the payment of the final invoice as delivered to Peak Living in the amount of $2,069,908 representing the balance as owed to CCS for substantial supplemental charges (including but not limited to dehumidifiers, various material cost and labor increases, code compliance costs, and additional profit and overhead). Throughout the term of a project completed by CCS for Peak Living, Peak Living instructed CCS to perform additional work beyond the original scope of the contracted agreement and fully understood that CCS expected to be compensated at the fair market value for the additional labor and materials. In addition to seeking actual and statutory damages, CCS is seeking to recover attorney’s fees, prejudgment and post judgment interest, costs of court and has further placed a constitutional lien on the PC Gateway property, known as Gateway Village, located at 2825 12th Street, Beaumont, Texas, 77705 and which is the subject of the lawsuit. Based on information received through the discovery process, CCS entered into a Settlement Agreement and Release with Peak Living on March 29, 2022, whereby CCS agreed to dismiss Peak Living of all claims under the lawsuit.

Note 15 – Discontinued Operations

During 2021, the Company decided to discontinue the operation of its VISSIA McKinney, VISSIA Waterway, Legend Nutrition, Capitol City Solutions USA, Inc. subsidiaries. VISSIA McKinney, VISSIA Waterway, Legend Nutrition, Capitol City Solutions USA, Inc. have been presented as discontinued operations in the accompanying consolidated financial statements and are summarized below:

	The Years Ended December 31,
	2022	2021
Revenue	$-	$2,530
Cost of revenue	-	-
Gross profit	-	2,530
Operating expenses	(14,199)	(57,660)
Loss from operations	(14,199)	(55,130)
Other income (expenses)	-	299,716
Gain (Loss) from discontinued operations	$(14,199)	$244,586

	As of
	December 31, 2022	December 31, 2021
Assets of discontinued operations - current	$-	$-
Assets of discontinued operations - intangible	$-	$-
Assets of discontinued operations - non-current	$-	$14,199
Net liabilities of discontinued operations	$4,948	$112,199

Note 16 – Disposition of Subsidiaries

On June 16, 2022, the Company entered into a Stock Purchase Agreement with Cohen Enterprises, Inc., which entity is owned by Jacob D. Cohen, our Chief Executive Officer and director (buyer) to sell buyer all shares of common stock of Mangoceuticals, Inc. (which represented 80% of the then outstanding shares of common stock of Mangoceuticals, Inc.) which the Company then held for $90,000 in cash paid at closing. Pursuant to the Stock Purchase Agreement, the disposition of Mangoceuticals, Inc generated net cash proceeds of $85,753, release of accounts payable and accrued expenses of $16,339 and resulted in a gain of $102,094. This transaction is considered as a related party transaction in accordance with ASC 850.

On June 30, 2022, the Company entered into an Equity Interest Purchase Agreement with Alejandro Rodriguez and Pan-American Communications Services S.A. (buyers) to sell buyers all of the issued and outstanding shares of common stock of Epiq MD which the Company then held (representing 100% of the issued and outstanding shares of common stock of Epiq MD) for an aggregate amount of $300,000, consisting of $150,000 of cash paid at closing and a $150,000 subsequent payment. Pursuant to the Equity Interest Purchase Agreement, the disposition of Epiq MD generated net cash outflow of $2,123, increase in other receivable of $300,000, loss on security deposit of $3,599, release of accounts payable and accrued expenses of $28,484 and resulted in a gain of $323,262.

Note 17 – Subsequent Events

Events that occur after the balance sheet date but before the financial statements were available to be issued must be evaluated for recognition or disclosure. The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements. Subsequent events, which provide evidence about conditions that existed after the balance sheet date, require disclosure in the accompanying notes. Other than those listed below, the Company is not aware of any other subsequent events that should be reported herein.

From January 5, 2023 through February 8, 2023, the Company converted a total of $488,924 of its outstanding convertible debt into 119,398,125 shares of common stock and at various prices per share of common stock ranging from $0.0063 to $.0023 per share.

On February 15, 2023, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Cycle Energy Corp., a Texas corporation (“Cycle Energy”), and Marble Trital Inc., the sole shareholder of Cycle Energy (the “Shareholder”). The Shareholder is beneficially owned and controlled by Mr. Michael McLaren, the Company’s newly appointed Chief Executive Officer. Pursuant to the Exchange Agreement, which closed on February 15, 2023 (the “Closing Date”), the Shareholder exchanged (the “Exchange”) 100% of the ownership of Cycle Energy in consideration for 1,000,000 shares of the Series A Preferred Stock of the Company (the “New Series A Shares”).

Management’s intent in entering into the Exchange Agreement was to develop a new business line while maintaining the Company’s existing operations. Management of the Company believes that by bringing Cycle Energy under the Company’s umbrella, the Company will be able to diversify its operations and build a portfolio of core assets that can be strategically leveraged in various ways to accelerate the Company’s overall growth. With the Exchange Agreement, there will come an expanded vision for the Company. Cycle Energy is a diversified energy company based in the state of Texas.

Conditions to closing the Exchange included that the Company must have entered into the Cohen Exchange Agreement (defined and discussed below); terminated the employment agreement of Jacob D. Cohen, the Chief Executive Officer and Chairman of the Company; entered into a consulting agreement with Mr. Cohen; and entered into an indemnification agreement with Mr. Cohen, all of which occurred, as discussed below.

Additionally, the Exchange Agreement required the Company to invite two persons to join its Board of Directors at the recommendation of the Shareholder following the Closing Date, to fill the vacancies created by the resignation of two of the current members of the Company’s Board of Directors, which change in directors occurred. In addition, the Exchange Agreement required the Company’s then current officers to resign and new officers of the Company to be appointed at the direction of the Shareholder. Each of which appointments and resignations were completed.

On March 9, 2023, and effective on February 15, 2023, the date of the Exchange Agreement, the Company, Cycle Energy and the Shareholder, entered into a First Amendment to Share Exchange Agreement (the “First Amendment”), which amended the Exchange Agreement to be effective February 15, 2023, instead of December 31, 2022.

Also on February 15, 2023, and as a required condition to the closing of the Exchange Agreement, the Company and Jacob D. Cohen, the then Chairman and Chief Executive Officer of the Company, entered into an Exchange Agreement (the “Cohen Exchange Agreement”). Pursuant to the Cohen Exchange Agreement, Mr. Cohen exchanged all 1,000,000 shares of the Series A Preferred Stock of the Company which he held (the “Cohen Series A Shares”), with the Company (which Cohen Series A Shares were then cancelled, prior to being reissued to the Seller as New Series A Shares, as discussed above), for (a) all of the issued and outstanding membership interests held by the Company in Epiq Scripts, LLC, a Texas limited liability company (“Epiq Scripts”)(representing 51% of Epiq Scripts)(the “Epiq Scripts Interests”); (b) all cash payments paid to the Company in the future as a Royalty Payment (as defined in the Royalty Agreement (defined below)) pursuant to that certain Royalty Agreement dated June 30, 2022, by and between Epiq MD, Inc. a Nevada corporation (“Epiq MD”) and the Company (the “Royalty Agreement” and the “Royalty Payments”); (c) all proceeds that the Company receives from any sale of the equity of ZipDoctor, Inc., a Texas corporation (the “ZipDoctor Consideration”); and (d) the rights to all debt owed to the Company from Epiq Scripts, in the amount of approximately $850,000 (the “Epiq Scripts Debt”).

Pursuant to the Cohen Exchange Agreement, the Company also agreed to pay all Royalty Payments to Mr. Cohen within five days of its receipt thereof and that any amount of the Royalty Payments not paid when due will accrue interest at the rate of the lesser of (a) 18% per annum; and (b) the highest rate allowable pursuant to law, until paid in full (as applicable, (a) or (b), the “Default Rate”).

The Cohen Exchange Agreement has an effective date of February 15, 2023, and the transactions contemplated by the Cohen Exchange Agreement closed on February 15, 2023. As a result of the closing of the transactions contemplated by the Exchange Agreement and the Cohen Exchange Agreement, and effective on the Closing Date, February 15, 2023, the Shareholder, through ownership of all 1,000 of the outstanding Series A Preferred Stock shares, holds voting control over 60% of the Company’s outstanding voting shares, resulting in a change of control of the Company. Prior to the closing of the Cohen Exchange Agreement, Jacob D. Cohen held 1,000 shares of Series A Preferred Stock, which provided him voting control over 60% of the Company’s outstanding voting shares. The shares of Series A Preferred Stock held by the Shareholder are beneficially owned by Michael McLaren, its controlling shareholder owner and officer. As a result, Mr. McLaren, as a result of his control of the Shareholder, obtained control over the Company upon the closing of the transactions contemplated by the Exchange Agreement, as he obtained voting control over 60% of the Company’s outstanding voting stock due to his ownership of the New Series A Shares.

On March 1, 2023, the Company entered into a Service Agreement with Greentree Financial Group, Inc. (“GreenTree”) whereby GreenTree agreed to provide the Company with assistance of its financial reporting and statement preparations for the year ended December 31, 2022 and the three quarters ended March 31, 2023, June 30, 2023 and September 30, 2023, as well as in connection with the preparation of the Company’s 2022 US corporate income tax returns (the “Service Agreement”). The Service Agreement commenced on March 1, 2023 and ends on December 31, 2023. In consideration for the services provided under the Service Agreement, the Company agreed to pay GreenTree $120,000 of which $20,000 is to be paid in cash and the remaining $100,000 to be paid through the issuance of a Convertible Promissory Note (the “GreenTree Note”). The GreenTree Note had an effective date of March 1, 2023, has a term of one year, accrues interest at the rate of 12% per annum, and converts into common stock at the option of GreenTree at the lower of a) $0.01 per share and b) 50% of the lowest trading prices of the Company’s common stock on the primary trading market for the common stock for the last twenty (20) trading days immediately prior to but not including the conversion date. The Company may, at its option, at any time and from time to time, prepay all or any part of the principal balance of the GreenTree Service Note before the maturity date, with a penalty or premium equal to 20% of the sum of any outstanding principal and any interest accrued as of the prepayment date provided that the Company provide GreenTree fifteen (15) days’ advanced written notice of its intent to prepay. The GreenTree Note includes a 4.9% beneficial ownership limitation preventing the conversion of the note into common stock if upon such conversion GreenTree would beneficially own more than 4.9% of the Company’s then outstanding common stock, which may be increased to up to 9.9% with not less than 61 days prior written notice. We agreed to pay $1,500 of GreenTree’s costs in connection with each conversion of the GreenTree Note. If at any time the Company grants, issues or sells any common stock, options to purchase common stock, securities convertible into common stock or rights relating to common stock (the “Purchase Rights”) to any person, entity, association, or other organization other than GreenTree, at a price per share less than the conversion price then in effect, then the conversion price is automatically reduced to match the price per share of the Purchase Rights. The GreenTree Note contains customary events of default.

On March 17, 2023, the Company entered into a Stock Purchase Agreement with Cosmos Health Inc. (“Cosmos” and the “SPA”). Pursuant to the SPA, the Company agreed to sell Cosmos 100% of the outstanding shares of common stock of ZipDoctor, Inc., for $150,000. The transactions contemplated by the SPA closed on April 3, 2023. The SPA contained representations and warranties of the parties customary for a transaction of the size and type of the SPA, and includes various indemnification obligations of the parties.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial/accounting officer), to allow timely decisions regarding required disclosures.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Report, December 31, 2022. As of December 31, 2022, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting as of December 31, 2022 (as described in greater detail below), our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer , as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the - Commission (2013 Framework) (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2022, due to the deficiencies disclosed below.

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

The Company recognizes the following weaknesses and deficiencies of the Company as of December 31, 2022:

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

Inherent Limitations over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;
(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and
(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 17, 2023, the Company entered into a Stock Purchase Agreement with Cosmos Health Inc. (“Cosmos” and the “SPA”). Pursuant to the SPA, the Company agreed to sell Cosmos 100% of the outstanding shares of common stock of ZipDoctor, Inc., for $150,000. The transactions contemplated by the SPA closed on April 3, 2023. The SPA contained representations and warranties of the parties customary for a transaction of the size and type of the SPA, and includes various indemnification obligations of the parties.

On March 1, 2023, the Company entered into a Service Agreement with Greentree Financial Group, Inc. (“GreenTree”) whereby GreenTree agreed to provide the Company with assistance of its financial reporting and statement preparations for the year ended December 31, 2022 and the three quarters ended March 31, 2023, June 30, 2023 and September 30, 2023, as well as in connection with the preparation of the Company’s 2022 US corporate income tax returns (the “Service Agreement”). The Service Agreement commenced on March 1, 2023 and ends on December 31, 2023. In consideration for the services provided under the Service Agreement, the Company agreed to pay GreenTree $120,000 of which $20,000 is to be paid in cash and the remaining $100,000 to be paid through the issuance of a Convertible Promissory Note (the “GreenTree Note”). The GreenTree Note had an effective date of March 1, 2023, has a term of one year, accrues interest at the rate of 12% per annum, and converts into common stock at the option of GreenTree at the lower of a) $0.01 per share and b) 50% of the lowest trading prices of the Company’s common stock on the primary trading market for the common stock for the last twenty (20) trading days immediately prior to but not including the conversion date. The Company may, at its option, at any time and from time to time, prepay all or any part of the principal balance of the GreenTree Service Note before the maturity date, with a penalty or premium equal to 20% of the sum of any outstanding principal and any interest accrued as of the prepayment date provided that the Company provide GreenTree fifteen (15) days’ advanced written notice of its intent to prepay. The GreenTree Note includes a 4.9% beneficial ownership limitation preventing the conversion of the note into common stock if upon such conversion GreenTree would beneficially own more than 4.9% of the Company’s then outstanding common stock, which may be increased to up to 9.9% with not less than 61 days prior written notice. We agreed to pay $1,500 of GreenTree’s costs in connection with each conversion of the GreenTree Note. If at any time the Company grants, issues or sells any common stock, options to purchase common stock, securities convertible into common stock or rights relating to common stock (the “Purchase Rights”) to any person, entity, association, or other organization other than GreenTree, at a price per share less than the conversion price then in effect, then the conversion price is automatically reduced to match the price per share of the Purchase Rights. The GreenTree Note contains customary events of default.

On May 9, 2023, we entered into a Secured Promissory Note in favor of The Loev Law Firm, PC, our outside securities counsel, which evidenced $40,000 owed to such law firm in consideration for legal services rendered and agreed to be rendered. The note is due on May 28, 2023, together with interest at the rate of 6% per annum, which increases to 15% per annum upon the occurrence of an event of default. The note is personally guaranteed by Michael McLaren, our Chief Executive Officer and Chairman, and secured by an oil and gas property located in Wichita County, Texas and a deed of trust thereon. The note includes customary covenants and events of default.

As disclosed in greater detail in the Definitive Information Statement on Schedule 14A, effective on May 10, 2023, Marble Trital Inc., which entity is beneficially owned by Mr. Michael McLaren, our Chief Executive Officer and Chairman, due to his ownership of 100% of Marble Trital Inc. and his position as Chief Executive Officer thereof, the holder of 1,000,000 shares of the Company’s Series A Preferred Stock, representing 292,500,000 voting shares as of such date or 60.0% of the 487,500,000 total voting shares as of such date (the “Majority Shareholder”), executed a written consent in lieu of a special meeting of shareholders (the “Majority Shareholder Consent”), approving the following matters, which had previously been approved by the Board of directors of the Company on April 19, 2023, and had recommended that such matters be presented to the Majority Shareholder for its approval on the same date:

●	the approval of the filing of a Certificate of Amendment to the Company’s Articles of Incorporation to affect a name change of the Company from “American International Holdings Corp.” to “Cycle Energy Corp.”;

●	the filing of a Certificate of Amendment to the Company’s Articles of Incorporation to increase the Company’s authorized number of shares of Common Stock from 195 million shares to one billion 995 million shares; and

●	the grant of discretionary authority for our Board of Directors, without further shareholder approval, to effect a reverse stock split of all of the outstanding common stock of the Company, by the filing of an amendment to our Articles of Incorporation with the Secretary of State of Nevada, in a ratio of between 1-for-10 and 1-for-1,000, with the Company’s Board of Directors having the discretion as to whether or not the reverse split is to be effected, and with the exact exchange ratio of any reverse split to be set at a whole number within the above range as determined by the Board of Directors in its sole discretion, at any time before April 19, 2024.

The Board of Directors of the Company did not solicit proxies for the annual meeting or the vote. There were no broker non-votes, no votes were withheld, and no votes were voted against or abstained, in connection with any of the corporate actions described above, as only the Majority Shareholder voted.

In accordance with Rule 14c-2 of the Exchange Act, the corporate actions will be effective no earlier than forty (40) days after the date notice of the internet availability of such Information Statement materials is first sent to shareholders, which we expect to be on or approximately June 24, 2023.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each director and executive officer of the Company.

Name	Position	Age	Date First Appointed as Director
Michael McLaren	Chief Executive Officer, President, and Chairman	59	March 2023
James Pendergast	Chief Financial Officer	62	—
Jacob D. Cohen	Director	44	April 2019
Peter “Casey” Jensen	Director	48	October 2021
Gary Giles	Director	74	March 2023

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

The following is biographical information on the members of our Board of Directors:

Michael McLaren, Chief Executive Officer, President, and Chairman

Mr. McLaren has served as Chief Executive Officer, President and Chairman of the Company since March 2023. Mr. McLaren has served as President, director and member of the Audit and Compensation Committee of Cycle Energy Corp., an energy company, since September 2015. From September 2015 to January 2018 and October 2018 to January 2023, Mr. McLaren served as Chief Executive Officer and member of the Audit and Compensation Committee of Xfuels, Inc. (OTC PINK: XFLS) (“Xfuels”), an energy company. From February 2004 to March 2017, Mr. McLaren served as President of Coverde Inc., an oil and gas company. Mr. McLaren received a Batchelor of Science degree and a Master of Science degree in Physics from The University of British Columbia. Mr. McLaren is a resident of Texas.

On February 22, 2023, Mr. McLaren and Xfuels agreed to the terms of a Settlement Agreement and Undertaking with the Alberta Securities Commission (“ASC” and the “Settlement”). The Settlement settled certain allegations made by the ASC that Xfuels and Mr. McLaren had breached Alberta securities laws for failure to comply with the terms of a Cease Trade Order (CTO), issued by the ASC against Xfuels, which Mr. McLaren then served as Chief Executive Officer and director of, as a result of Xfuels failing to make certain filings required by Alberta securities laws. Pursuant to the Settlement, Xfuels agreed to pay the ASC a monetary settlement of $20,000 Canadian; and cancel all shares issued by Xfuels to Mr. McLaren and his family members between April 2020 and March 2022, without paying any consideration, by no later than March 31, 2023, which shares have been cancelled to date. Also pursuant to the Settlement, Mr. McLaren agree to resign all positions he had as a director or officer of any reporting issuer (which definition requires among other things, that such issuer be an OTC issuer whose business is directed or administered in or from Alberta, Canada, which carries out promotional activities in or from Alberta, Canada or who has distributed securities to a person or company resident in Alberta, Canada before the issuer was assigned a ticker symbol), including Xfuels; be prohibited from acting as a director or officer, or both, of any reporting issuer (discussed above) for a period of two years from the date of the Settlement, subject to certain other requirements; and that he pursue and complete training in best practices for public company governance and disclosure, as approved by the Executive Director of the ASC. The terms of the Settlement have been complied with to date, except for the training program requirement, which Mr. McLaren plans to begin in May 2023. The Settlement has no effect on Mr. McLaren’s ability to serve as an officer or director of the Company for so long as the Company is not directed or administered in or from Alberta, Canada, or unless the Company carries out promotional activities in or from Alberta, Canada, neither of which are contemplated.

James Pendergast, Chief Financial Officer

Mr. Pendergast has served as a consultant to Xfuels, Inc., an oil and gas company, since April 2022. Since April 2016, Mr. Pendergast has also served as Chief Operating Officer of MGO Technologies Ltd., which is in the construction industry. From September 2013 to November 2015, Mr. Pendergast served as Chief Financial Officer of Paramount Structures Ltd., a construction company. From July 20211 to June 2013, he served as Chief Executive Officer of FP Genetics Inc., which is in the farm seed genetics industry. Prior to that, from November 2006 to May 2011, he served as Chief Financial Officer of Parkland Agri Services Ltd., which is in the crop input supply (seed, fertilizer and chemical) industry. Mr. Pendergast received a bachelor’s degree (with honors) from Queen’s University in Kingston, Ontario and a Master of Business Administration degree from McMaster University in Hamilton, Ontario.

Jacob D. Cohen, Director

Jacob Cohen is a serial entrepreneur, corporate finance and executive management professional with over 20 years of investment banking and capital markets experience having started and growing multiple companies in various industry sectors including marketing, advertising, healthcare, IT and financial services. Prior to founding the Company, Mr. Cohen was the co-founder and managing partner of several boutique investment bank and strategic advisory firms where he advised both early and later stage companies in raising capital in the form of debt and/or equity and in both private and public markets.

Prior to his experiences in investment banking, Mr. Cohen served as the Chief Financial Officer of The Renewed Group, Inc., a manufacturer, wholesaler and retailer of eco-friendly and sustainable apparel primarily made from recycled textiles and under the brand name REUSE JEANS from 2010 through the end of 2013. Further, Mr. Cohen served from 2008 through 2010 as Executive Vice President and Controller of Metiscan, Inc., a publicly traded company, and as the President and Chief Executive Officer of one of its subsidiaries, Shoreline Employment Services, Inc. During his tenure at Metiscan, Mr. Cohen was instrumental in restructuring, reorganizing and operating the company and its five subsidiaries, and successfully raised over $8 million in equity financing for growth capital. Mr. Cohen also spearheaded the company’s financial audit process and managed its various filings with the SEC.

From 2007 through 2008, Mr. Cohen served as the Chief Operating Officer of Artfest International, which he assisted in taking public at the end of 2007. Throughout his career, Mr. Cohen was involved in starting many new ventures, including The AdvertEyes Network, a digital signage advertising company where he served as founder and CEO. Other positions include investment advisor and institutional equity research analyst for Solomon Advisors and Huberman Financial, securities broker-dealers, from 2003 through 2005, and investment banker for Allegiance Capital, a middle market investment bank specializing on mergers and acquisitions, from 2005-2007. Mr. Cohen holds a Bachelor of Arts in International Economics and Finance from Brandeis University in Waltham, Massachusetts.

Mr. Cohen has served as Chief Executive Officer of Mangoceuticals, Inc. (NASDAQ:MGRX) since October 2021, as a director of Mangoceuticals, Inc. from October 2021 to present, and as Chairman of Mangoceuticals, Inc. from September 2022 to present. Mr. Cohen served as Chief Executive Officer of the Company from October 2021 to March 2023 and has served as a member of the Board of Directors of the Company since October 2021. Mr. Cohen has served as Chief Executive Officer of Ronin Equity Partners, Inc., a private investment company, since August 2016. Mr. Cohen also serves the Chief Executive Officer of Cohen Enterprises, Inc., a private investment company, which position he has held since November 2013. Since February 15, 2023, Mr. Cohen has owned 51% of and controlled, Epiq Scripts, LLC. Mr. Cohen has served as the co-Manager of Epiq Scripts since January 2022.

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

In addition to being a former Registered Investment Adviser, Mr. Jensen has passed Series 3, 7, 24, 63 and 65 FINRA examinations.

Gary Giles, Director

Mr. Giles has served as the President and as a director of G&F Oil, an oil and gas production company, since 1982. Mr. Giles received a Bachelor of Science Degree in Mechanical Engineering, and a Master of Business Administration degree, from Southern Methodist University.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations.

Board Leadership Structure

Our board of directors has the responsibility for selecting the appropriate leadership structure for the Company. In making leadership structure determinations, the board of directors considers many factors, including the specific needs of the business and what is in the best interests of the Company’s stockholders. Our Chief Executive Officer, Mr. McLaren, currently serves as Chairman of the board of directors. The board of directors believes that this leadership structure is the most effective and efficient for the Company at this time. Mr. McLaren possesses detailed and in-depth knowledge of the issues, opportunities, and challenges facing the Company. The Board believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

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

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer, except that the February 2023 Exchange Agreement with Cycle Energy required the Company to invite two persons to join its Board of Directors at the recommendation of the Shareholder following the Closing Date, to fill the vacancies created by the resignation of two of the current members of the Company’s Board of Directors, which change in directors occurred, pursuant to which Lorraine D’ Alessio and Dr. Kenny Meyers, resigned as members of the Board of Directors effective March 9, 2023 and effective as of the same date, Mr. Michael McLaren and Mr. Gary Giles, were appointed as directors of the Company.

In addition, the Exchange Agreement required the Company’s then current officers to resign and new officers of the Company to be appointed at the direction of the Shareholder. As a result, effective on March 9, 2023, pursuant to the terms of the Exchange Agreement, Mr. Jacob D. Cohen, the then Chairman, Chief Executive Officer and President of the Company, resigned as Chief Executive Officer, President and Principal Executive Officer and Principal Financial/Accounting Officer of the Company, the Board of Directors appointed Mr. Michael McLaren as Chief Executive Officer, President and Principal Executive Officer of the Company and Mr. James Pendergast as the Chief Financial Officer and Principal Financial/Accounting Officer of the Company, each to hold such positions until their death, resignation, retirement, removal or disqualification, or until their successors shall have been elected and qualified.

Other Directorships

No directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act), except for Jacob D. Cohen who serves as Chairman and Chief Executive Officer of Mangoceuticals, Inc. (NASDAQ:MGRX).

Involvement in Certain Legal Proceedings

None of our executive officers or directors has been involved in any of the following events during the past ten years (except as disclosed above under their individual bios):

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

Board of Directors and Committee Meetings

During the fiscal years that ended on December 31, 2022 and 2021, the Board held no meetings, but took various actions via written consent of the board of directors.

Committees of the Board

Board Committee Membership

	Independent	Audit Committee
Michael McLaren(1)
Jacob D. Cohen
Peter “Casey” Jensen	X	C
Gary Giles	X

(1) Chairman of Board of Directors.

C - Chairman of Committee.

M - Member.

Audit Committee

The Audit Committee, which is comprised exclusively of independent directors, has been established by the Board to oversee our accounting and financial reporting processes and the audits of our financial statements.

The Board has selected the members of the Audit Committee based on the Board’s determination that the members are financially literate and qualified to monitor the performance of management and the independent auditors and to monitor our disclosures so that our disclosures fairly present our business, financial condition and results of operations.

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

Director Independence

Our common stock is currently quoted on the OTCQB Market maintained by OTC Markets. The OTCQB Market does not require us to have independent members of our board of directors. Notwithstanding that, our board of directors has determined that Peter “Casey” Jensen and Gary Giles are “independent” pursuant to the rules of the NASDAQ Capital Market.

As described above, we do not currently have a separately designated nominating or compensation committee.

Stockholder Communications with the Board

Our stockholders and other interested parties may communicate with members of the Board by submitting such communications in writing to our Corporate Secretary at 205S Bailey Street, Electra, Texas 76360, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Corporate Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed. If the correspondence is not addressed to any particular Board member or members, the communication will be forwarded to a Board member to bring to the attention of the Board.

Code of Ethics

On June 24, 2020, our board of directors adopted a Code of Ethical Business Conduct (“Code of Ethics”) that applies to all of our directors, officers and employees. The Code of Ethics will be available for review in print, without charge, to any stockholder who requests a copy by writing to us at 205S Bailey Street, Electra, Texas 76360, Attention: Investor Relations. Each of our directors, employees and officers are required to comply with the Code of Ethics.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file reports of their ownership of, and transactions in, our common stock with the SEC and to furnish us with copies of the reports they file. Based solely upon our review of the Section 16(a) filings that have been made by our directors and executive officers, we believe that for the year ended December 31, 2022, all Section 16(a) filings were timely filed, except that Jacob D. Cohen, our former Chief Executive Officer and current director failed to timely report three transactions and as a result two Form 4 filing were not timely made.

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

Name and Principal Position	Fiscal Year Ended December 31	Salary ($)		Bonus ($)	Stock Award (s) *			Option Awards *		All Other Compensation (5)			Total
Jacob D. Cohen, Former President and CEO(a)	2022	$173,500	(1)	—		$24,000	(2)		$—		$18,000	(4)	$215,500
	2021	$150,000		—		$950,000	(3)		—		18,000	(4)	$1,118,000

Craig A. Hewitt Former CFO (b)	2022	$2,740		—		$—			$—		$—		$2,740

Alejandro Rodriguez, CEO, EPIQ MD, Inc.(c)	2022	$60,000			$			$		$			$60,000
	2021	$115,000		—		$1,520,000	(5)		$—		—		$1,635,000

Verdie Bowen, COO, EPIQ MD, Inc.(c)	2022	$30,000			$			$		$			$30,000
	2021	$60,000		—		$570,000	(6)		$—		—		$630,000

Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. There have been no changes in the Company’s compensation policies since December 31, 2022.

* The fair value of stock issued for services computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 on the date of grant. The fair value of options granted computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 on the date of grant.

(b) On and effective on May 19, 2022, Dr. Craig A. Hewitt resigned as Chief Financial Officer and Principal Financial/Accounting Officer of the Company). Dr. Hewitt had served as Chief Financial Officer and Principal Financial/Accounting Officer since March 30, 2022.

(c) Effective on July 7, 2022, in connection with the Company’s divestment of its interest in Epiq MD, each of Messrs. Rodriguez and Bowen, who had been party to separate Executive Employment Agreements with the Company since January 21, 2021, executed separate agreements terminating their employment with the Company and containing a mutual release of claims and a mutual non-disparagement agreement.

(1) $60,000 has been accrued to Mr. Cohen, which remains unpaid as of the date of this Report.

(2) Represents the value of 6,000,000 shares of common stock issued on December 30, 2022, valued at $0.004 per share, in consideration for services rendered.

(3) Represents the value of 41,667 shares of common stock issued on January 22, 2021, valued at $22.80 per share, in consideration for services rendered.

(4) Represents an automobile allowance of $1,500 per month pursuant to the terms of Mr. Cohen’s employment agreement.

(5) Represents the value of 66,667 shares of common stock issued on January 22, 2021, valued at $22.80 per share, in consideration for services rendered.

(6) Represents the value of 25,000 shares of common stock issued on January 22, 2021, valued at $22.80 per share, in consideration for services rendered.

Employment Agreements

Employment Agreement of Jacob D. Cohen, Former Chief Executive Officer (Terminated)

Effective on January 12, 2022, the Company entered into a new employment agreement with Mr. Cohen, which replaced and superseded the Executive Employment Agreement (the “New Employment Agreement”).

The New Employment Agreement, which provided for Mr. Cohen to continue to serve as the Company’s Chief Executive Officer, had a three-year term expiring January 12, 2025, provided that the New Employment Agreement automatically extended for additional one year terms thereafter in the event neither party provides the other at least 60 days prior notice of their intention not to renew the terms of the agreement. The New Employment Agreement also requires the Board, subject to certain exceptions, to nominate Mr. Cohen to serve on the Board at each stockholders’ meeting which occurs during the term of the New Employment Agreement and to serve as the Chairman of the Board.

Pursuant to the terms of the New Employment Agreement, Mr. Cohen’s annual compensation package included (1) a base salary of $180,000 per year, subject to automatic $60,000 annual increases beginning December 31, 2022 and on each December 31 thereafter, along with such other increases as may be determined in the sole discretion of the Board from time to time (the “Base Salary”); (2) a yearly incentive bonus (“Incentive Bonus”) equal to 10% of the net income of the Company and its current and existing and subsequently acquired or organized subsidiaries, determined annually on a consolidated basis by the Company’s independent accounting firm; and (3) an award of 83,333 restricted shares of the Company’s common stock as a signing bonus in consideration of Mr. Cohen entering into the New Employment Agreement. Mr. Cohen may also receive additional bonuses awarded from time to time in the discretion of the Board and/or Compensation Committee (if any) in cash, stock or other equity consideration, and the Board of Directors may also increase Mr. Cohen’s salary from time to time, with or without amending the New Employment Agreement, in its discretion. Mr. Cohen is also paid an automobile allowance of $1,500 per month during the term of the New Employment Agreement and is eligible to participate in our stock option plan and other benefit plans.

The agreement prohibited Mr. Cohen from competing against us during the term of the agreement and for a period of twelve months after the termination of the agreement in any state and any other geographic area in which we or our Subsidiaries provide Restricted Services or Restricted Products, directly or indirectly, during the twelve months preceding the date of the termination of the agreement. “Restricted Services” means any online, direct-to-consumer subscription-based telemedicine or life-coaching platform, and any other services that we or our subsidiaries have provided or are researching, developing, performing and/or providing at any time during the two years immediately preceding the date of termination, or which Mr. Cohen has obtained any trade secret or other confidential information about at any time during the two years immediately preceding the date of termination of the agreement. “Restricted Products” means pharmaceutical drugs and other healthcare products and any other product, that we or our subsidiaries have provided or are researching, developing, manufacturing, distributing, purchasing, selling and/or providing at any time during the two years immediately preceding the date the agreement is terminated, or which Mr. Cohen obtained any trade secret or other confidential information in connection with at any time during the two years immediately preceding the date of termination of the agreement.

The agreement contained standard assignment of inventions, indemnification and confidentiality provisions.

Effective on February 15, 2023, Jacob D. Cohen terminated his Employment Agreement with the Company dated January 12, 2022, in connection with his resignation as Chief Executive Officer of the Company and in consideration for $40,000.

Employment Agreement of Dr. Craig Hewitt, Chief Financial Officer (Terminated)

On February 11, 2022, and to become effective the day after the filing of this Report, the Company entered into a Confidential Employment Offer Letter and Summary of Terms and Conditions with Dr. Craig Hewitt (the “Employment Agreement”).

Pursuant to the Employment Agreement, Dr. Hewitt agreed to serve as Chief Financial Officer (“CFO”) of the Company. In consideration for performing services, which required that Dr. Hewitt allocate his full business efforts to the Company, the Company agreed to pay Dr. Hewitt a starting salary of $48,000 per year, which was to be increased to $120,000 if the Company achieved a successful uplisting to a national exchange (NASDAQ or NYSE).

Dr. Hewitt’s employment agreement was terminated effective May 19, 2022

Employment Agreement of Alejandro Rodriguez, Chief Executive Officer of EPIQ MD, Inc. (Terminated)

On January 21, 2021, we entered into an Executive Employment Agreement with Alejandro Rodriguez, pursuant to which Mr. Rodriguez agreed to serve as the Chief Executive Officer of EPIQ MD, Inc. (“EPIQ MD”), a newly formed wholly-owned Texas subsidiary of the Company. The agreement had an initial term of three years, beginning on January 1, 2021, provided that the agreement automatically extended for additional one-year terms thereafter in the event neither party provides the other at least 60 days prior notice of their intention not to renew the terms of the agreement.

Pursuant to the terms of the agreement, Mr. Rodriguez’s annual compensation package included annual base compensation of $90,000 for the first three months, which increased to an annual base salary of $120,000 commencing April 1, 2021, throughout the initial term of the agreement, provided that the annual salary increased to $240,000 upon Mr. Rodriguez and EPIQ MD achieving the First Performance Benchmarks (defined below), and increases to $500,000 upon achieving the Second Performance Benchmark (defined below).

Mr. Rodriguez’s employment agreement was terminated effective June 30, 2022.

Employment Agreement of Verdie Bowen, President and Chief Operating Officer of EPIQ MD, Inc. (Terminated)

On January 21, 2021, we entered into an Executive Employment Agreement with Verdie Bowen, pursuant to which Mr. Bowen agreed to serve as the President and Chief Operating Officer of EPIQ MD. The agreement had an initial term of three years, beginning on January 1, 2021, provided that the agreement automatically extended for additional one-year terms thereafter in the event neither party provides the other at least 60 days prior notice of their intention not to renew the terms of the agreement.

Pursuant to the terms of the agreement, Mr. Bowen’s annual compensation package included base annual compensation of $60,000 for the first three months, which increased to an annual base salary of $120,000 commencing April 1, 2021 throughout the initial term of the agreement, provided that the annual increased to $240,000 upon Mr. Bowen and EPIQ MD achieving 10,000 active customers.

Mr. Bowen’s employment agreement was terminated effective June 30, 2022.

Consulting and Service Agreements

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

On February 15, 2023, we and Cycle Energy entered into a Consulting Agreement with Cohen Enterprises, Inc., which is owned by Mr. Cohen (“Cohen Enterprises”). Pursuant to the Consulting Agreement, Cohen Enterprises agreed to provide consulting and general business advisory services as reasonably requested by the Company during the term of the agreement, which was for six months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company agreed to pay $12,500 per month. The agreement contains customary confidentiality, non-solicitation provisions and Company indemnification obligations and further limits Cohen Enterprise’s liability under the agreement to $50,000, except for damages due to fraud, gross negligence or willful misconduct.

On March 1, 2023, the Company entered into a Service Agreement with Greentree Financial Group, Inc. (“GreenTree”) whereby GreenTree agreed to provide the Company with assistance of its financial reporting and statement preparations for the year ended December 31, 2022 and the three quarters ended March 31, 2023, June 30, 2023 and September 30, 2023, as well as in connection with the preparation of the Company’s 2022 US corporate income tax returns (the “Service Agreement”). The Service Agreement commenced on March 1, 2023 and ends on December 31, 2023. In consideration for the services provided under the Service Agreement, the Company agreed to pay GreenTree $120,000 of which $20,000 is to be paid in cash and the remaining $100,000 to be paid through the issuance of a Convertible Promissory Note (the “GreenTree Note”). The GreenTree Note had an effective date of March 1, 2023, has a term of one year, accrues interest at the rate of 12% per annum, and converts into common stock at the option of GreenTree at the lower of a) $0.01 per share and b) 50% of the lowest trading prices of the Company’s common stock on the primary trading market for the common stock for the last twenty (20) trading days immediately prior to but not including the conversion date. The Company may, at its option, at any time and from time to time, prepay all or any part of the principal balance of the GreenTree Service Note before the maturity date, with a penalty or premium equal to 20% of the sum of any outstanding principal and any interest accrued as of the prepayment date provided that the Company provide GreenTree fifteen (15) days’ advanced written notice of its intent to prepay. The GreenTree Note includes a 4.9% beneficial ownership limitation preventing the conversion of the note into common stock if upon such conversion GreenTree would beneficially own more than 4.9% of the Company’s then outstanding common stock, which may be increased to up to 9.9% with not less than 61 days prior written notice. We agreed to pay $1,500 of GreenTree’s costs in connection with each conversion of the GreenTree Note. If at any time the Company grants, issues or sells any common stock, options to purchase common stock, securities convertible into common stock or rights relating to common stock (the “Purchase Rights”) to any person, entity, association, or other organization other than GreenTree, at a price per share less than the conversion price then in effect, then the conversion price is automatically reduced to match the price per share of the Purchase Rights. The GreenTree Note contains customary events of default.

Director Summary Compensation Table

We grant our Board members options from time to time as consideration for their services to the Board. Our executive officers who are directors are not paid any consideration for their service to the Board separate from the consideration they are paid as executive officers of the Company, as shown above.

The following table sets forth summary information concerning the compensation we paid to non-executive directors during the year ended December 31, 2022:

Name (1)	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Peter “Casey” Jensen	$—	$7,500	$—	$7,500
Lorraine D’Alessio	$—	$7,500	$—	$7,500
Dr. Kenny Myers	$—	$7,500	$—	$7,500

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

Outstanding Option Equity Awards at 2022 Fiscal Year End

There were no unvested stock or option awards outstanding at year end held by executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of June 9, 2023 (the “Date of Determination”) by (i) each Named Executive Officer, as such term is defined in “Executive Compensation”, (ii) each member of our board of directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of our common stock or preferred stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our stock listed as owned by such person. The address of each person is deemed to be the address of the Company unless otherwise noted.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of the Date of Determination, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. The percentages are based upon 195,000,000 shares of our common stock outstanding as of the Date of Determination.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, as of the Date of Determination, (a) the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws; and (b) no person owns more than 5% of our common or preferred stock. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 205S Bailey Street, Electra, Texas 76360.

Name and Address of Beneficial Owner	Common Shares Beneficially Owned		Common Ownership Percentage	Series A Preferred Stock Shares Beneficially Owned	Series A Preferred Stock Percentage (1)	Total Voting Percentage (2)
Officers and Directors
Michael McLaren(3)	—		—	1,000,000	100%	60.0%
Jacob D. Cohen(4)	458,333		*	—	—	*
James Pendergast	—		—	—	—	—
Gary Giles	—		—	—	—	—
Peter “Casey” Jensen	6,902		*	—	—	*
Verdie Bowen	25,000		*
Alejandro Rodriguez	66,667		*
Dr. Craig Hewitt	—		—	—	—	—
All officers and directors as a group (six persons)	27,914,112		*	1,000,000	100%	60.1%

Greater than 5% Shareholders
Cavalry Fund I LP(5)	21,426,193	(6)	9.9%	—	—%	4.4%
L1 Capital Global Opportunities Master Fund(7)	21,426,193	(8)	9.99%	—	—%	4.4%

* Less than 1%.

(1) The Series A Preferred Stock currently has the right, voting in aggregate, to vote on all shareholder matters equal to sixty percent (60%) of the total vote. The Series A Preferred Stock is also currently convertible into 60% of the Company’s total outstanding common stock following such conversion (i.e., 150% of the Company’s outstanding common stock on a pre-conversion basis), subject to the Individual Conversion Limitation, discussed above.

(2) Based on 487,500,000 total voting shares, including 195,000,000 shares voted by our common stockholders and 292,500,000 voting shares voted by our Series A Preferred Stock holder, Marble Trital Inc. (see also footnote 1).

(3) The shares of common stock held in the name of Marble Trital Inc., are beneficially owned by Mr. Michael McLaren due to his ownership of 100% of Marble Trital Inc. and his position as Chief Executive Officer thereof.

(4) The shares of common stock are held in the name of Cohen Enterprises, Inc., which shares Mr. Cohen is deemed to beneficially own due to his ownership of 100% of Cohen Enterprises and his position as President thereof.

(5) Address: 82 E. Allendale Rd., Ste 5B, Saddle River, NJ 07458. Cavalry Fund I Management LLC, the investment manager of Cavalry Fund I LP, has voting and investment power over these securities. Thomas Walsh is the managing member of Cavalry Fund I Management LLC, which is the general partner of Cavalry Fund I LP. Thomas Walsh disclaims beneficial ownership over these securities. Based solely on the Schedule 13G/A filed by Cavalry Fund I LP on February 13, 2023, which we do not know or have reason to believe is not complete or accurate and on which we are relying pursuant to applicable SEC regulations.

(6) Represents shares of common stock issuable upon partial conversion of a 6% original issue discount secured convertible note. Excludes additional shares of common stock issuable upon conversion of the convertible note due to a 9.9% beneficial ownership blocker provision and excludes shares of common stock issuable upon exercise of a common stock purchase warrant. The warrant is subject to a 4.9% beneficial ownership limitation. See also Footnote (5) above.

(7) Address: 161A Shedden Road, 1 Artillery Court, PO Box 10085, Grand Cayman, Cayman Islands KY1-1001. David Feldman and Joel Arber are the Directors of L1 Capital Global Opportunities Master Fund Ltd. As such, L1 Capital Global Opportunities Master Fund Ltd, Mr. Feldman and Mr. Arber may be deemed to beneficially own the shares of the Company held by L1 Capital Global Opportunities Master Fund. To the extent Mr. Feldman and Mr. Arber are deemed to beneficially own such shares, Mr. Feldman and Mr. Arber disclaim beneficial ownership of these securities for all other purposes. Based solely on the Schedule 13G/A filed by L1 Capital Global Opportunities Master Fund on February 9, 2023, which we do not know or have reason to believe is not complete or accurate and on which we are relying pursuant to applicable SEC regulations.

(8) Represents 220,781 shares outstanding of common stock (per the Schedule 13G/A referenced in footnote (7), above) and shares of common stock issuable upon partial conversion of a 6% original issue discount secured convertible note. Excludes additional shares of common stock issuable upon conversion of the convertible note due to a 9.99% beneficial ownership blocker provision and excludes shares of common stock issuable upon exercise of a common stock purchase warrant. The warrant is subject to a 9.99% beneficial ownership limitation. See also Footnote (7) above.

Change of Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2021, with respect to our compensation plans under which common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	-	$-	107,750
Equity compensation plans not approved by security holders (2)	-	-	-
Total	-	$	$107,750

(1) Represents shares available for awards under the Company’s 2021 Equity Incentive Plan.

(2) Represents shares available for awards under the Company’s 2019 Stock Option and Incentive Plan.

2019 Stock Option Plan

On July 5, 2019, the board of directors adopted and approved a 2019 Stock Option and Incentive Plan (the “2019 Plan”). The 2019 Plan is intended to promote the interests of the Company by providing eligible persons with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company as an incentive for them to remain in the service of the Company. The maximum number of shares available to be issued under the 2019 Plan is currently 107,750 shares, subject to adjustments for any stock splits, stock dividends or other specified adjustments which may take place in the future. The Company has issued 58,917 shares of common stock under the 2019 Plan as of the date of this Report.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

Except as discussed below or otherwise disclosed above under “Item 11. Executive Compensation” or “Note 8 – Loans to Related Parties” to the Company’s audited consolidated financial statements included herein under “Item 8. Financial Statements and Supplementary Data”, which information is incorporated by reference where applicable in this “Item 13. Certain Relationships and Related Transactions; And Director Independence” section, the following sets forth a summary of all transactions since the beginning of the fiscal year of 2021, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at the fiscal years end for 2022 and 2021, and in which any related person had or will have a direct or indirect material interest (other than compensation described above under “Item 11. Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Loans from Related Parties

As of December 31, 2021, the short-term note payable to Kemah Development Texas, LP, a company owned by Dror Family Trust, a former related party totaled $13,473. On May 23, 2022, the Company entered into a settlement agreement with Kemah Development Texas, LP to settle the entire balance of $13,473 in exchange for $2,000 in cash.

On September 27, 2021, October 29, 2021, November 2, 2021, and November 12, 2021, Jacob Cohen, our Chief Executive Officer, advanced the Company, $50,000, $15,000, $10,000, and $40,000, respectively, which loans are payable upon demand and not bearing interest. These amounts were repaid in November, 2021.

On December 28, 2022, the Company received an advance in the amount of $250,000 from a former Director, due on demand for 0% interest. The principal balance as of December 31, 2022 was $250,000.

Long-Term Debt to Related Parties

On April 12, 2019, the Company entered into individual share exchange agreements and promissory notes with each of Daniel Dror, Winfred Fields and former Directors Everett Bassie and Charles Zeller (the “AMIH Shareholders”), whereby the AMIH Shareholders agreed to cancel and exchange a total of 98,333 shares of their AMIH common stock. The Company issued individual promissory notes with an aggregate principal amount of $350,000 (the “Promissory Notes”) for cancellation of the 98,333 common shares. The Promissory Notes have a term of two years and accrue interest at the rate of 10% per annum until paid in full by the Company. The Note and accrued interest totaling $280,108 was settled by the issuance of 57,942 common shares of the Company. The shares were valued at $16.20 and $18.60 per share based on the market price at the settlement date. Accordingly, the Company recorded a loss on loan settlement of $758,601 during the year ended December 31, 2020. These notes are currently in default. The principal balance on the note as of December 31, 2022 and 2021 was $110,000. The Company accrued $18,956 and $29,956 of interest on these notes during the years ended December 31, 2022 and 2021, respectively.

The Company incurred long term debt in the amount of $37,027 during the year ended December 31, 2019 to purchase equipment used in its operations. The total purchase price was $37,027, with the Company making a down payment in the amount of $3,000. The note is due in monthly payments of $1,258.50, including interest at 8%, due in September 2021. Due to the Company’s discontinued operations of its MedSpas, the equipment was returned in the third quarter of 2020. As of December 31, 2022 and 2021, the balance of the note was $0.

At December 31, 2022, accrued compensation was $110,000, representing $60,000 as owed to Jacob Cohen, the Company’s CEO and $25,000 owed to each of Alan Hernandez and Esteban Alexander, the Company’s former officers and directors. The total balance as of December 31, 2021 was $103,500.

Additional Transactions

On July 5, 2019, our board of directors adopted and approved our 2019 Stock Option and Incentive Plan. The Plan is intended to promote the interests of our Company by providing eligible person with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company as an incentive for them to remain in the service of the Company. The maximum number of shares available to be issued under the Plan is currently 10,000,000 shares, subject to adjustments for any stock splits, stock dividends or other specified adjustments which may take place in the future. The Company issued a total of 2,535,000 shares to eligible persons under the Plan and recorded a total $2,193,550 as Stock Based Compensation against these issuances for the year ended December 31, 2021. The Company issued a total of 13,139,129 shares to eligible persons under the Plan and recorded a total $344,250 as Stock Based Compensation against these issuances for the year ended December 31, 2022.

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

On December 30, 2022, the Company issued 6,000,000 restricted shares of the Company’s common stock to Jacob D. Cohen, its then Chief Executive Officer and Chairman, in consideration for services rendered.

Restructuring Transactions

Mangoceuticals Sale

On June 16, 2022, Company entered and closed the transactions contemplated by a Stock Purchase Agreement (the “SPA”), with Cohen Enterprises, Inc. (“Cohen Enterprises”), which entity is owned and controlled by Jacob D. Cohen, the then Chief Executive Officer and President and then and current member of the Board of Directors of the Company. Pursuant to the SPA, which was approved by the Board of Directors (with Mr. Cohen abstaining) and the Audit Committee of the Board of Directors, the Company sold 8,000,000 shares of the outstanding common stock of Mangoceuticals, which represented 80% of the then outstanding shares of common stock of Mangoceuticals, to Cohen Enterprises in consideration for $90,000, which was approximately the same amount that had been advanced to Mangoceuticals from the Company through the date of the SPA ($89,200). Cohen Enterprises also acquired the right to be repaid the $90,000 advanced from the Company to Mangoceuticals, from Mangoceuticals, pursuant to the terms of the SPA. As a result of the closing of the SPA, Cohen Enterprises owned 90% of Mangoceuticals (with the remaining 10% of Mangoceuticals being owned by an unrelated third party), and the Company has completely divested its interest in Mangoceuticals.

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

The Note had a maturity date of September 30, 2022, and bears no interest unless an event of default occurs. Upon the occurrence of an event of default, the Note bears interest at a default rate of 18% per annum until paid in full. The Note was paid in full on September 29, 2022.

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

Other than the $40,000 paid to Mr. Cohen at the time of the termination of the Employment Agreement, no material early termination penalties were incurred by the Company.

Cycle Energy Transactions

On February 15, 2023, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Cycle Energy Corp., a Texas corporation (“Cycle Energy”), and Marble Trital Inc., the sole shareholder of Cycle Energy (the “Shareholder”). The Shareholder is beneficially owned and controlled by Mr. Michael McLaren, the Company’s newly appointed Chief Executive Officer.

Pursuant to the Exchange Agreement, which closed on February 15, 2023 (the “Closing Date”), the Shareholder exchanged (the “Exchange”) 100% of the ownership of Cycle Energy in consideration for 1,000,000 shares of the Series A Preferred Stock of the Company (the “New Series A Shares”).

Conditions to closing the Exchange included that the Company must have entered into the Cohen Exchange Agreement (defined and discussed below); terminated the employment agreement of Jacob D. Cohen, the Chief Executive Officer and Chairman of the Company; entered into a consulting agreement with Mr. Cohen; and entered into an indemnification agreement with Mr. Cohen, all of which occurred, as discussed below.

Additionally, the Exchange Agreement required the Company to invite two persons to join its Board of Directors at the recommendation of the Shareholder following the Closing Date, to fill the vacancies created by the resignation of two of the current members of the Company’s Board of Directors, which change in directors occurred. In addition, the Exchange Agreement required the Company’s then current officers to resign and new officers of the Company to be appointed at the direction of the Shareholder. Each of which appointments and resignations were completed.

Also on February 15, 2023, and as a required condition to the closing of the Exchange Agreement, the Company and Jacob D. Cohen, the then Chairman and Chief Executive Officer of the Company, entered into an Exchange Agreement (the “Cohen Exchange Agreement”). Pursuant to the Cohen Exchange Agreement, Mr. Cohen exchanged all 1,000,000 shares of the Series A Preferred Stock of the Company which he held (the “Cohen Series A Shares”), with the Company (which Cohen Series A Shares were then cancelled, prior to being reissued to the Seller as New Series A Shares, as discussed above), for (a) all of the issued and outstanding membership interests held by the Company in Epiq Scripts, LLC, a Texas limited liability company (“Epiq Scripts”)(representing 51% of Epiq Scripts)(the “Epiq Scripts Interests”); (b) all cash payments paid to the Company in the future as a Royalty Payment (as defined in the Royalty Agreement (defined below)) pursuant to that certain Royalty Agreement dated June 30, 2022, by and between Epiq MD, Inc. a Nevada corporation (“Epiq MD”) and the Company (the “Royalty Agreement” and the “Royalty Payments”); (c) all proceeds that the Company receives from any sale of the equity of ZipDoctor, Inc., a Texas corporation (the “ZipDoctor Consideration”), which entity was subsequently sold effective in April 2023 (as discussed below); and (d) the rights to all debt owed to the Company from Epiq Scripts, in the amount of approximately $850,000 (the “Epiq Scripts Debt”).

Pursuant to the Cohen Exchange Agreement, the Company also agreed to pay all Royalty Payments to Mr. Cohen within five days of its receipt thereof and that any amount of the Royalty Payments not paid when due will accrue interest at the rate of the lesser of (a) 18% per annum; and (b) the highest rate allowable pursuant to law, until paid in full (as applicable, (a) or (b), the “Default Rate”).

The Cohen Exchange Agreement has an effective date of February 15, 2023, and the transactions contemplated by the Cohen Exchange Agreement closed on February 15, 2023.

As a result of the closing of the transactions contemplated by the Exchange Agreement and the Cohen Exchange Agreement, and effective on the Closing Date, February 15, 2023, the Shareholder, through ownership of all 1,000 of the outstanding Series A Preferred Stock shares, holds voting control over 60% of the Company’s outstanding voting shares, resulting in a change of control of the Company. Prior to the closing of the Cohen Exchange Agreement, Jacob D. Cohen held 1,000 shares of Series A Preferred Stock, which provided him voting control over 60% of the Company’s outstanding voting shares. The shares of Series A Preferred Stock held by the Shareholder are beneficially owned by Michael McLaren, its controlling shareholder owner and officer. As a result, Mr. McLaren, as a result of his control of the Shareholder, obtained control over the Company upon the closing of the transactions contemplated by the Exchange Agreement, as he obtained voting control over 60% of the Company’s outstanding voting stock due to his ownership of the New Series A Shares.

On February 15, 2023, we and Cycle Energy entered into a Consulting Agreement with Cohen Enterprises, Inc., which is owned by Mr. Cohen (“Cohen Enterprises”). Pursuant to the Consulting Agreement, Cohen Enterprises agreed to provide consulting and general business advisory services as reasonably requested by the Company during the term of the agreement, which was for six months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company agreed to pay $12,500 per month. The agreement contains customary confidentiality, non-solicitation provisions and Company indemnification obligations and further limits Cohen Enterprise’s liability under the agreement to $50,000, except for damages due to fraud, gross negligence or willful misconduct.

Effective on February 15, 2023, Jacob D. Cohen terminated his Employment Agreement with the Company dated January 12, 2022, in connection with his resignation as Chief Executive Officer of the Company and in consideration for $40,000.

ZipDoctor Sale

On March 17, 2023, the Company entered into a Stock Purchase Agreement with Cosmos Health Inc. (“Cosmos” and the “SPA”). Pursuant to the SPA, the Company agreed to sell Cosmos 100% of the outstanding shares of common stock of ZipDoctor, Inc., for $150,000. The transactions contemplated by the SPA closed on April 3, 2023. The SPA contained representations and warranties of the parties customary for a transaction of the size and type of the SPA, and includes various indemnification obligations of the parties.

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

Director Independence

Our common stock is currently quoted on the OTCQB Market maintained by OTC Markets. The OTCQB Market does not require us to have independent members of our board of directors. Notwithstanding that, our board of directors has determined that Peter “Casey” Jensen and Gary Giles are “independent” pursuant to the rules of the NASDAQ Capital Market.

As described above, we do not currently have a separately designated nominating or compensation committee.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Independent Public Accountants

Our independent public accounting firm is Turner, Stone & Company, L.L.P., 12700 Park Central Drive, Suite 1400, Dallas, Texas 75251, PCAOB Auditor ID 76.

On March 31, 2023, the Audit Committee of the Board of Directors approved the dismissal of M&K CPA’s, PLLC as the Company’s independent registered public accounting firm, effective March 31, 2023. M&K CPA’s PLLC, audited the Company’s financial statements for the years ended December 31, 2021 and 2020.

On March 31, 2023, the Audit Committee approved the appointment of Turner, Stone & Company, L.L.P. as the Company’s new independent registered public accounting firm for the year ended December 31, 2022, effective upon the dismissal of M&K CPA’s PLLC as the Company’s independent registered public accounting firm.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by Turner, Stone & Company, L.L.P. (who was engaged effective March 31, 2023) and M&K CPAs, PLLC for the audit of the Company’s annual financial statements for the years ended December 31, 2022 and 2021, and fees billed for other services rendered by Turner, Stone & Company, L.L.P. and M&K CPAs, PLLC during those years. All of the services described below were approved by the board of directors.

Turner, Stone & Company, L.L.P.

	2022	2021
Audit fees (1)	$—	$—
Audit-related fees (2)	$—	$—
Tax fees (3)	$—	$—
All other fees	$—	$—

M&K CPAs, PLLC

	2022	2021
Audit fees (1)	$38,000	$36,000
Audit-related fees (2)	$—	$—
Tax fees (3)	$—	$—
All other fees	$—	$—

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

It is the policy of our board of directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our board of directors. Our board of directors pre-approved all services, audit and non-audit related, provided to us by Turner, Stone & Company, L.L.P. and M&K CPAs, PLLC for 2022 and 2021.

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

		Incorporated by Reference				Filed/ Furnished
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1+	Share Exchange Agreement dated February 15, 2023, by and among American International Holdings Corp.; Cycle Energy Corp.; and Marble Trital, Inc.	8-K	000-50912	2.1	3/27/2023
2.2	First Amendment to Share Exchange Agreement dated March 9, 2023 and effective February 15, 2023, by and among American International Holdings Corp.; Cycle Energy Corp.; and Marble Trital, Inc.	8-K	000-50912	2.2	3/27/2023
2.3	Exchange Agreement dated February 15, 2023, by and between Jacob D. Cohen and American International Holdings Corp.	8-K	000-50912	2.3	3/27/2023
3.1	Articles of Incorporation, as amended	10-K	000-50912	3.1	6/26/2020
3.2	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of International American Technologies, Inc.	SB-2	333-138902	4(iii)1	11/22/2006
3.3	Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock of International American Technologies, Inc.	SB-2	333-138902	4(iii)2	11/22/2006
3.4	Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock of Hammons Industries, Inc.	8-K	000-50912	4(iii)3	9/26/2007
3.5	Amended and Restated Certificate of Designations of American International Holdings Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series a Preferred Stock, filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.1	5/21/2020
3.6	Amended and Restated Certificate of Designation of American International Holdings Corp. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock, filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.2	5/21/2020
3.7	Certificate of Withdrawal of Certificate of Designation of Series C Convertible Preferred Stock filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.3	5/21/2020
3.8	Certificate of Amendment to Articles of Incorporation of American International Holdings Corp. (1-for-60 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on May 6, 2022, and effective May 13, 2022	8-K	000-50912	3.1	5/12/2022
3.9	Second Amended and Restated Certificate of Designations of American International Holdings Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Convertible Preferred Stock, filed with the Secretary of State of Nevada on May 6, 2022	8-K	000-50912	3.2	5/12/2022

3.10	Certificate of Amendment to Articles of Incorporation of American International Holdings Corp. (1-for-60 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on May 6, 2022, and effective May 13, 2022	8-K	000-50912	3.1	5/12/2022
3.11	Second Amended and Restated Certificate of Designations of American International Holdings Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Convertible Preferred Stock, filed with the Secretary of State of Nevada on May 6, 2022	8-K	000-50912	3.2	5/12/2022
3.12	Certificate of Correction to the Second Amended and Restated Certificate of Designations of American International Holdings Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Convertible Preferred Stock, filed with the Secretary of State of Nevada on May 18, 2023	8-K	000-50912	3.1	5/23/2023
3.13	Bylaws of Unlimited Coatings Corporation	10-SB/12G	000-50912	3(ii)	8/18/2004
4.1	Description of Registered Securities	10-K	000-50912	4.1	3/29/2022
10.1***	American Holdings International Corp. 2019 Employee Stock Option Plan, dated July 5, 2019	8-K	000-50912	1.1	7/8/2019
10.2	Share Exchange Agreement and Promissory Note, dated as of April 12, 2019, by and between American Holdings International Corp. and Daniel Dror	8-K	000-50912	10.1	6/7/2019
10.3	Share Exchange Agreement and Promissory Note, dated as of April 12, 2019, by and between American Holdings International Corp. and Winfred Fields	8-K	000-50912	10.2	6/7/2019
10.4	Share Exchange Agreement and Promissory Note, dated as of April 12, 2019, by and between American Holdings International Corp. and Everett Bassie	8-K	000-50912	10.3	6/7/2019
10.5	Share Exchange Agreement and Promissory Note, dated as of April 12, 2019, by and between American Holdings International Corp. and Charles Zeller	8-K	000-50912	10.4	6/7/2019
10.6***	Sample Stock Option Award and Stock Option Agreement under 2019 Employee Stock Option Plan	S-8	333-232638	4.2	7/12/2020
10.7	$40,000 Promissory Note with Megan Amason dated July 8, 2019	1-A Pos	024-11080	6.19	1/9/2019
10.8	Form of Warrant to Purchase Common Stock dated January 6, 2021, by American International Holdings Corp. in favor of the holders thereof	8-K	000-50912	10.3	1/12/2021
10.9#	Security Agreement date January 6, 2021, between American International Holdings Corp., VISSIA McKinney, LLC, VISSIA Waterway, Inc., EPIQ MD, Inc., Legend Nutrition, Inc., Life Guru, Inc and ZipDoctor, Inc., and in favor of the debtors named therein and collateral agent set forth therein	8-K	000-50912	10.4	1/12/2021
10.10#	Pledge Agreement dated January 6, 2021, by American International Holdings Corp. in favor of the collateral agent set forth thereof	8-K	000-50912	10.5	1/12/2021
10.11#	Registration Rights Agreement dated January 6, 2021, by American International Holdings Corp. in favor of the investors named thereof	8-K	000-50912	10.6	1/12/2021

10.12#	Subsidiary Guaranty Agreement between American International Holdings Corp., VISSIA McKinney, LLC, VISSIA Waterway, Inc., EPIQ MD, Inc., Legend Nutrition, Inc., Life Guru, Inc and ZipDoctor, Inc., and in favor of the purchasers named therein and collateral agent set forth therein	8-K	000-50912	10.7	1/12/2021
10.13***	January 21, 2021 Employment Agreement between American International Holdings Corp. and Alejandro Rodriquez	8-K	000-50912	10.1	1/22/2021
10.14***	January 21, 2021 Employment Agreement between American International Holdings Corp. and Verdie Bowen	8-K	000-50912	10.2	1/22/2021
10.15	Reduced Fee Agreement between American International Holdings Corp. and The Loev Law Firm, PC dated January 22, 2021	8-K	000-50912	10.3	1/22/2021
10.16	Lock-Up Agreement dated January 22, 2021, between American International Holdings Corp. and the shareholders party thereto	8-K	000-50912	10.4	1/22/2021
10.17	March 8, 2021, Consulting Agreement between American International Holdings Corp. and KBHS, LLC	8-K	000-50912	10.1	3/18/2021
10.18	Form of 6% Original Issue Discount Secured Convertible Promissory Note dated January 6, 2021, by American International Holdings Corp. in favor of the holders thereof	8-K	000-50912	10.3	4/6/2021
10.19#	Securities Purchase Agreement dated June 24, 2021, by and between American International Holdings Corp., and the Investors party thereto	8-K	000-50912	10.1	7/13/2021
10.20	Form of 6% Original Issue Discount Secured Convertible Promissory Note dated June 24, 2021, by American International Holdings Corp. in favor of the holders thereof	8-K	000-50912	10.2	7/13/2021
10.21	Form of Warrant to Purchase Common Stock dated June 24, 2021, by American International Holdings Corp. in favor of the holders thereof	8-K	000-50912	10.3	7/13/2021
10.22#	Registration Rights Agreement dated June 24, 2021, by American International Holdings Corp. in favor of the investors named therein	8-K	000-50912	10.4	7/13/2021
10.23***	American International Holdings Corp. 2021 Equity Incentive Plan	8-K	000-50912	10.1	8/4/2021
10.24	Form of Securities Purchase Agreement by and between American International Holdings Corp., and each Investor party thereto (November 2021 Offering)	8-K	000-50912	10.1	12/8/2021
10.25	Form of Promissory Note by American International Holdings Corp. in favor of the holders thereof (November 2021 Offering)	8-K	000-50912	10.2	12/8/2021
10.26	Form of Common Stock Purchase Warrant by American International Holdings Corp. in favor of the holders thereof (November 2021 Offering)	8-K	000-50912	10.3	12/8/2021
10.27***	January 12, 2022 Executive Employment Agreement between American International Holdings Corp. and Jacob D. Cohen	8-K	000-50912	10.1	1/18/2022
10.28***	Confidential Employment Offer Letter and Summary of Terms and Conditions dated February 11, 2022, by and between American International Holdings Corp and Craig Hewitt	8-K	000-50912	10.1	2/17/2022

10.29***	Employment Agreement between American International Holdings Corp. and Maja Matthews dated March 4, 2022	8-K	000-50912	10.1	3/8/2022
10.30***	Employment Agreement between American International Holdings Corp. and Sultan Haroon dated March 4, 2022	8-K	000-50912	10.2	3/8/2022
10.31	Securities Purchase Agreement between 1800 Diagonal Lending LLC and American International Holdings Corp., dated May 13, 2022, effective May 16, 2022	8-K	000-50912	10.1	5/20/2022
10.32	$137,500 Convertible Promissory Note between 1800 Diagonal Lending LLC and American International Holdings Corp., dated May 13, 2022, effective May 16, 2022	8-K	000-50912	10.2	5/20/2022
10.33***	Stock Purchase Agreement between American International Holdings Corp. and Cohen Enterprises, Inc., dated June 16, 2022	8-K	000-50912	10.1	6/23/2022
10.34	Securities Purchase Agreement between 1800 Diagonal Lending LLC and American International Holdings Corp., dated June 17, 2022, effective June 16, 2022	8-K	000-50912	10.2	6/23/2022
10.35	$88,775 Convertible Promissory Note between 1800 Diagonal Lending LLC and American International Holdings Corp., dated June 17, 2022, effective June 16, 2022	8-K	000-50912	10.3	7/12/2022
10.36	Equity Interest Purchase Agreement by and among American International Holdings Corp., EPIQ MD, Inc., Alejandro Rodriguez and Pan-American Communications Services, S.A., entered into on July 7, 2022, and dated June 30, 2022	8-K	000-50912	10.1	7/12/2022
10.37	$150,000 Secured Promissory Note from Alejandro Rodriguez and Pan-American Communications Services, S.A. to American International Holdings Corp., entered into on July 7, 2022, and dated June 30, 2022	8-K	000-50912	10.2	7/12/2022
10.38	Pledge Agreement between Alejandro Rodriguez and Pan-American Communications Services, S.A. and American International Holdings Corp., entered into on July 7, 2022, and dated June 30, 2022	8-K	000-50912	10.3	7/12/2022
10.38	Royalty Agreement between EPIQ MD, Inc. and American International Holdings Corp., entered into on July 7, 2022, and dated June 30, 2022	8-K	000-50912	10.4	7/12/2022
10.39	Full, Final and Absolute Mutual Release between Alejandro Rodriguez and American International Holdings Corp., entered into on July 7, 2022, and dated June 30, 2022	8-K	000-50912	10.5	7/12/2022
10.40	Full, Final and Absolute Mutual Release between Verdie Bowen and American International Holdings Corp., entered into on July 7, 2022, and dated June 30, 2022	8-K	000-50912	10.6	7/12/2022
10.41£	Master Services Agreement and Statement of Work dated September 1, 2022, and effective August 31, 2022, between Epiq Scripts, LLC and Mangoceuticals, Inc.	8-K	000-50912	10.1	9/8/2022
10.42#	Securities Purchase Agreement by and between American International Holdings Corp., and Mast Hill Fund, L.P. dated August 29, 2022	8-K	000-50912	10.2	9/8/2022
10.43	$62,250 Promissory Note issued to Mast Hill Fund, L.P. by American International Holdings Corp. dated August 29, 2022	8-K	000-50912	10.3	9/8/2022
10.44	Common Stock Purchase Warrant to purchase 3,000,000 shares of common stock, issued by American International Holdings Corp. in favor of Mast Hill Fund, L.P.	8-K	000-50912	10.4	9/8/2022

10.45#	Securities Purchase Agreement by and between American International Holdings Corp., and Mast Hill Fund, L.P. dated September 13, 2022	8-K	000-50912	10.1	9/23/2022
10.46	$62,250 Promissory Note issued to Mast Hill Fund, L.P. by American International Holdings Corp. dated September 13, 2022	8-K	000-50912	10.2	9/23/2022
10.47	Common Stock Purchase Warrant dated September 13, 2022, to purchase 3,000,000 shares of common stock, issued by American International Holdings Corp. in favor of Mast Hill Fund, L.P.	8-K	000-50912	10.3	9/23/2022
10.48	Securities Purchase Agreement between 1800 Diagonal Lending LLC and American International Holdings Corp., dated October 3, 2022	8-K	000-50912	10.1	10/14/2022
10.49	$59,400 Convertible Promissory Note between 1800 Diagonal Lending LLC and American International Holdings Corp., dated October 3, 2022	8-K	000-50912	10.2	10/14/2022
10.50	Consulting Agreement dated February 15, 2023, by and between American International Holdings Corp., Cycle Energy Corp. and Cohen Enterprises, Inc.	8-K	000-50912	10.1	3/27/2023
10.51*	Stock Purchase Agreement dated March 17, 2023, by and between Cosmos Health Inc. and American International Holdings Corp.					X
10.52*	Secured Promissory Note dated May 9, 2023, by American International Holdings Corp. in favor of The Loev Law Firm, PC					X
10.53*	Guaranty dated May 9, 2023, by Michael McLaren in favor of The Loev Law Firm, PC					X

10.54*	Deed of Trust, Security Agreement, Assignment of Leases, Assignment of Rents, and Financing Statement					X
10.55*	Financial Advisory Agreement dated March 31, 2023, between American International Holdings Corp. and Greentree Financial Group, Inc.					X
10.56*	$100,000 Convertible Promissory Note dated March 1, 2023 between American International Holdings Corp. and Greentree Financial Group, Inc.					X
14.1	Code of Ethical Business Conduct	10-K	000-50912	14.1	6/26/2021
16.1	Letter from M&K CPA’s, PLLC, dated April 3, 2023	8-K	000-50912	16.1	4/3/2023
21.1*	List of Subsidiaries					X
23.1*	Consent of Turner, Stone & Company, L.L.P.					X
23.2*	Consent of M&K CPAS, PLLC					X
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*					X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*					X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**					X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**					X
99.1	Charter of the Audit Committee	8-K	000-50912	99.1	10/21/2021
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document					X
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set					X

*	Filed herewith.

**	Furnished herewith.

***	Indicates management contract or compensatory plan or arrangement.

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

American International Holdings Corp.

By	/s/ Michael McLaren
Michael McLaren
Chief Executive Officer, President and Director (Principal Executive Officer)
June 9, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael McLaren	Chief Executive Officer, President and Chairman (Director)	June 9, 2023
Michael McLaren	(Principal Executive Officer)

/s/ James Pendergast	Chief Financial Officer	June 9, 2023
James Pendergast	(Principal Financial/Accounting Officer)

/s/ Peter “Casey” Jensen	Director	June 9, 2023
Peter “Casey” Jensen

/s/ Jacob D. Cohen	Director	June 9, 2023
Jacob D. Cohen

/s/ Gary Giles	Director	June 9, 2023
Gary Giles

