Form 10-Q
period 2023-03-31
AMERICAN INTERNATIONAL HOLDINGS CORP.
filed 2023-07-13
CIK 1300524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

(940) 495-2155

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

As of July 12, 2023, there were 195,000,000 shares of our common stock issued and outstanding, par value $0.0001.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements”. These forward-looking statements, including without limitation forward-looking statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” involve risks and uncertainties. Any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements as to our future operating results; plans for the marketing of our services; future economic conditions; the effect of our market and product development efforts; and expectations or plans relating to the implementation or realization of our strategic goals and future growth, including through potential future acquisitions. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, use of cash and other measures of financial performance, as well as statements relating to future dividend payments. Other forward-looking statements may be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “predicts,” “targets,” “forecasts,” “strategy,” and other words of similar meaning in connection with the discussion of future operating or financial performance. These statements are based on current expectations, estimates and projections about the industries in which we operate, and the beliefs and assumptions made by management. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Readers should refer to the discussions under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. These Risk Factors are hereby incorporated by reference into this Quarterly Report.

PART I — FINANCIAL INFORMATION

American International Holdings Corp.

Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$167	$-
Other receivables	1,061,348	-
TOTAL CURRENT ASSETS	1,061,515	-

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	831,884	-
Total Oil and gas properties, net	831,884	-

NON-CURRENT ASSETS
Fixed asset, net	13,000	-
Patent, net	1,111,506	-
Goodwill	7,189,473	-
Deposit	53,130	-
TOTAL NON-CURRENT ASSETS	8,367,109	-

TOTAL ASSETS	$10,260,508	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$127,212	$-
Accrued interest payable	351,659	-
Accrued compensation	200,000	-
Convertible notes payable, net of debt discount of $241,985 and $0	2,886,494	-
Convertible notes payable - related parties	1,500,000	-
Notes payable	758,800	-
Notes payable - related parties	360,000	-
Derivative liabilities	1,927,357	-
TOTAL CURRENT LIABILITIES	8,111,522	-

TOTAL LIABILITIES	8,111,522	-

STOCKHOLDERS’ DEFICIT
Preferred stock, (par value $0.0001, 5,000,000 shares authorized, of which 1,000,000 shares issued and outstanding)	100	100
Common stock (par value $0.0001, 195,000,000 shares authorized, of which 195,000,000 and 75,601,875 shares issued and outstanding as of March 31, 2023 and December 31, 2022)	19,500	7,560
Treasury stock, at cost	(3,894)	(3,894)
Additional paid in capital	2,563,835	-
Accumulated deficit	(430,555)	(3,766)
TOTAL STOCKHOLDERS’ DEFICIT	2,148,986	-

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,260,508	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

American International Holdings Corp.

Condensed Consolidated Statements of Operations (Unaudited)

	For the three Months Ended	For the three Months Ended
	March 31, 2023	March 31, 2022

Revenues
Revenues	$50,414	$-
Lease operating cost	64,950	-
Gross profit (loss)	(14,536)	-

Operating expenses
General and administrative expenses	148,113	-
Total operating expenses	148,113	-

Loss from operations	(162,649)	-

Other income (expenses)
Change in derivative liabilities	(147,466)	-
Interest expense	(56,875)	-
Amortization on debt discount	(59,799)	-
Total other expense	(264,140)	-

Loss before income taxes	(426,789)	-

Income taxes	-	-

Net loss	$(426,789)	$-
Weighted average number of outstanding shares
Basic	38,492,997	-
Diluted	67,485,287	-

Basic loss per share	(0.01)	-
Diluted loss per share	(0.01)	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

American International Holdings Corp.

Consolidated Statement of Changes in Stockholders’ Deficit (Unaudited)

	Preferred Stock A		Preferred Stock B		Common Stock		Additional Paid-in	Retained Earnings	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Stock	(Deficit)

Balance, December 31, 2021	1,000,000	$100	-	$-	1,407,418	$141	$-	$-	$(3,894)	$(3,653)

Issuance of common shares for note conversion and settlement	-	-	-	-	84,878	9	-	-	-	9

Issuance of shares for services - related parties	-	-	-	-	23,717	2	-	-	-	2

Issuance of shares for services	-	-	-	-	88,768	9	-	-	-	9

Net Loss	-	-	-	-	-	-	-	-	-	-

Balance, March 31, 2022	1,000,000	$100	-	$-	1,604,781	$161	$-	$-	$(3,894)	$(3,633)

Balance, December 31, 2022	1,000,000	$100	-	$-	75,601,875	$7,560	$-	$-	$(3,894)	$3,766

Acquisition of Cycle Energy Corp.	-	-	-	-	-	-	1,929,734	(3,766)	-	1,925,968

Issuance of common shares for note conversion and settlement	-	-	-	-	119,398,125	11,940	476,984	-	-	488,924

Reclassification of derivative liabilities due to note conversion	-	-	-	-	-	-	157,117	-	-	157,117

Net loss	-	-	-	-	-	-	-	(426,789)	-	(426,789)

Balance, March 31, 2023	1,000,000	$100	-	$-	195,000,000	$19,500	$2,563,835	$(430,555)	$(3,894)	$2,148,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

American International Holdings Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the three Months Ended	For the three Months Ended
	March 31, 2023	March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(426,789)	$-
Adjustments to reconcile net loss to net cash provided by operating activities:
Derivative expense	70,765	-
Changes in derivative liabilities	76,701	-
Depreciation expense	32,014	-
Amortization on debt discount	59,799	-
Amortization of intangible asset	15,885	-
(Decrease) increase in operating liabilities:
Accounts payable and accrued liabilities	17,949	-
Accrued interest payable	56,814	-
Deposit	(3,130)	-
NET CASH USED IN OPERATING ACTIVITIES	(99,992)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse acquisition	159

NET CASH PROVIDED BY INVESTING ACTIVITIES	159	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	100,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	100,000	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	167	-

CASH AND CASH EQUIVALENTS:
Beginning of period	-	3,950
End of period	$167	$3,950

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$61	$-

Non-cash investing and financing activities:
Debt discount on convertible debt	$100,000	$-
Reverse merger	$758,800	$-
Conversion of note payable, accrued interest and settlement of derivative	$646,041	$-
Cashless acquisition of assets	$3,115,637	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

American International Holdings Corp.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2023

(Unaudited)

Note 1 – Summary of Significant Accounting Policies

Organization, Ownership and Business

On April 28, 2020, American International Holdings Corp. (“AMIH” or the “Company”) incorporated a wholly-owned subsidiary, ZipDoctor, Inc. (“ZipDoctor”) in the State of Texas. ZipDoctor provides its customers with unlimited, 24/7 access to board certified physicians and licensed mental and behavioral health counselors and therapists via a newly developed, monthly subscription based online telemedicine platform. ZipDoctor was launched in August 2020.

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

The merger was accounted for as a reverse merger, whereby Cycle Energy was considered the accounting acquirer and became our wholly-owned subsidiary. In accordance with the accounting treatment for a “reverse merger”, the Company’s historical financial statements prior to the reverse merger has been replaced with the historical financial statements of Cycle Energy prior to the reverse merger. The consolidated financial statements after completion of the reverse merger include the assets, liabilities, and results of operations of the combined company from and after the closing date of the reverse merger, with only certain aspects of pre-consummation stockholders’ equity remaining in the consolidated financial statements. See Note 3 for details.

Cycle Energy Corp. is a Texas-based company and an investor, developer and asset manager with diversified assets across the energy supply chain. The Company’s portfolio includes Cycle Energy that currently owns and operates two vertically integrated businesses – Cycle Oil and Cycle Services. Cycle Energy Corp. operates from a property in Electra, Texas which the Company owns. The property is 3.14 acres with a 1,500-square-foot shop. Cycle Energy Corp. targets US oil and gas export, oil and gas producers and suppliers and commercial clients requiring Energy Products.

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

The Cohen Exchange Agreement has an effective date of February 15, 2023, and the transactions contemplated by the Cohen Exchange Agreement closed on February 15, 2023. As a result of the closing of the transactions contemplated by the Exchange Agreement and the Cohen Exchange Agreement, and effective on the Closing Date, February 15, 2023, the Shareholder, through ownership of all 1,000,000 of the outstanding Series A Preferred Stock shares, holds voting control over 60% of the Company’s outstanding voting shares, resulting in a change of control of the Company. Prior to the closing of the Cohen Exchange Agreement, Jacob D. Cohen held 1,000,000 shares of Series A Preferred Stock, which provided him voting control over 60% of the Company’s outstanding voting shares. The shares of Series A Preferred Stock held by the Shareholder are beneficially owned by Michael McLaren, its controlling shareholder owner and officer. As a result, Mr. McLaren, as a result of his control of the Shareholder, obtained control over the Company upon the closing of the transactions contemplated by the Exchange Agreement, as he obtained voting control over 60% of the Company’s outstanding voting stock due to his ownership of the New Series A Shares.

As of March 31, 2023, our operations are limited, and consist mainly of Cycle Energy Corp. and ZipDoctor. On March 17, 2023, the Company decided to discontinue the operations of Zipdoctors, Inc. and entered into a Stock Purchase Agreement with Cosmos Health Inc. (“Cosmos” and the “SPA”). Pursuant to the SPA, the Company agreed to sell Cosmos 100% of the outstanding shares of common stock of ZipDoctor, Inc., for $150,000. The transactions contemplated by the SPA closed on April 3, 2023. The SPA contained representations and warranties of the parties customary for a transaction of the size and type of the SPA and includes various indemnification obligations of the parties. Pursuant to the Cohen Exchange Agreement, effective on February 15, 2023, the proceeds from the sale of Zipdoctor Inc. will be paid to Jacob D, Cohen. Zipdoctor Inc. has limited activities the three months ended March 31, 2023.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Cycle Energy Corp., AMIH and its wholly-owned subsidiaries: ZipDoctor Inc. (February 15, 2023 forward, until sold April 3, 2023), Cycle energy Oil and Gas Inc. (February 23, 2023 forward) and Cycle Energy Services Inc. (February 23, 2023 forward). All material intercompany transactions and balances have been eliminated in consolidation.

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents. There are no cash equivalents at March 31, 2023 and December 31, 2022.

The Company maintains the majority of its cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per commercial bank. From time to time, cash in deposit accounts may exceed the FDIC limits, the excess would be at risk of loss for purposes of the consolidated statements of cash flows.

Net Income (Loss) Per Common Share

We compute net income (loss) per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share “EPS” on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. There were dilutive securities for the three months ended March 31, 2023.

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

	Depreciable life	Residual value
Vehicles	5 years	0%

 `

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

Amortization of intangible assets with finite lives are computed using the straight-line method over the estimated useful lives as below (see Footnote 7, for further details):

Estimated useful lives
Patents	7 years

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

Our financial instruments include cash and cash equivalents, accounts payable and accrued liabilities, accrued interest payable, accrued compensation -related parties, convertible note payable, notes payable, notes payable – related parties and derivative liabilities.

The Company’s convertible notes payable are measured at amortized cost. The derivative liabilities are stated at their fair value as a level 3 measurement. The Company used the Monte Carlo model to determine the fair values of these derivative liabilities.

Oil and Gas Properties

The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under this method of accounting, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized. General and administrative costs related to production and general overhead are expensed as incurred.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit of production method using estimates of proved reserves. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in operations. Unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is included in loss from operations before income taxes.

Limitation on Capitalized Costs

Under the full-cost method of accounting, we are required, at the end of each reporting date, to perform a test to determine the limit on the book value of our oil and natural gas properties (the “Ceiling” test). If the capitalized costs of our oil and natural gas properties, net of accumulated amortization and related deferred income taxes, exceed the Ceiling, this excess or impairment is charged to expense. The expense may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the Ceiling. The Ceiling is defined as the sum of:

(a) the present value, discounted at 10 percent, and assuming continuation of existing economic conditions, of 1) estimated future gross revenues from proved reserves, which is computed using oil and natural gas prices determined as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month hedging arrangements pursuant to SAB 103, less 2) estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, plus

(b) the cost of properties not being amortized; plus

(c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, net of

(d) the related tax effects related to the difference between the book and tax basis of our oil and natural gas properties.

Oil and Gas Reserves

Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof, including evaluations and extrapolations of well flow rates and reservoir pressure. Estimates by different engineers often vary sometimes significantly. In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices, may justify revision of such estimates. Because proved reserves are required to be estimated using recent prices of the evaluation, estimated reserve quantities can be significantly impacted by changes in product prices.

Goodwill

Goodwill is initially measured at cost, being the excess of the aggregate of the consideration transferred, the amount recognized for non-controlling interests and any fair value of the Company’s previously held equity interests in the acquiree over the identifiable net assets acquired and liabilities assumed. If the sum of this consideration and other items is lower than the fair value of the net assets acquired, the difference is, after reassessment, recognized in profit or loss as a gain on bargain purchase.

The Company adopted Accounting Standards Update (“ASU”) 2017-04, Intangible – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. After adopting this guidance, the Company performs the quantitative impairment test by comparing the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount of a reporting unit exceeds its fair value, the amount by which the carrying amount exceeds the reporting unit’s fair value is recognized as impairment. Application of a goodwill impairment test requires significant management judgment, including the identification of reporting units, allocation of assets, liabilities and goodwill to reporting units, and determination of the fair value of each reporting unit.

Depreciation, depletion, and Amortization and Accretion

The estimates of proved reserves materially impact depreciation, depletion, amortization and accretion (“DD&A”) expense. If the estimates of proved reserves decline, the rate at which we record DD&A expense will increase, reducing future net income. Such a decline may result from lower market prices, which may make it uneconomic to drill for and produce from higher-cost fields.

Proved Reserves

Estimates of our proved reserves included in this report are prepared in accordance with U.S. SEC guidelines for reporting corporate reserves and future net revenue. The accuracy of a reserve estimate is a function of:

i.	the quality and quantity of available data;

ii.	the interpretation of that data;

iii.	the accuracy of various mandated economic assumptions; and

iv.	the judgment of the persons preparing the estimate.

Our proved reserve information included in this report was predominately based on estimates. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

Asset Retirement Obligation

Asset retirement obligations (“ARO”) primarily represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the projected end of their productive lives, in accordance with applicable federal, state and local laws. We have not yet determined our ARO, but once we receive our proven reserves third party report, we will calculate the present value of estimated cash flows related to the obligation. The retirement obligation is recorded as a liability at its estimated present value as of the obligation’s inception, with an offsetting increase to proved properties. Periodic accretion of discount of the estimated liability is recorded as accretion expense in the accompanying consolidated statements of operations and comprehensive income.

ARO liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells and a risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated ARO.

Convertible Notes Payable

The Company accounts for convertible notes payable in accordance with the FASB ASC 815, Derivatives and Hedging, since the conversion feature is not indexed to the Company’s stock and it cannot be classified in equity. The Company allocates the proceeds received from convertible notes payable between the liability component and conversion feature component. The conversion feature that is considered embedded derivative liabilities has been recorded at fair value as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The Company has also recorded the resulting discount on debt related to the conversion feature and is amortizing the discount using the straight line method over the life of the debt instruments.

Derivative Liabilities

The Company accounts for derivative liabilities in accordance with the FASB ASC 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires companies to recognize all derivative liabilities in the balance sheet at fair value, and marks it to market at each reporting date with the resulting gains or losses shown in the statement of operations of such period.

Management’s Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Concentration and Risks

The Company’s operations are subject to risks including financial, operational, regulatory and other risks including the potential risk of business failure.

For the three months ended March 31, 2023 and year ended December 31, 2022, the Company had revenue from continuing operations which was derived from a single customer or a few major customers, with one customer making up 100% of the total revenue.

Revenue Recognition

Zip Doctor, Inc: Zip Doctor generates its revenue from monthly membership subscriptions. Revenue is recognized at the time of delivery and includes a delivery fee for each delivery or a subscription fee on a monthly basis for memberships. Under Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606) Revenue from Contracts with Customers, revenue from contracts with customers is measured based on the consideration specified in the contract with the customer, and excludes any sales incentives and amounts collected on behalf of third parties. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer and is the unit of account under Topic 606. The Company’s contracts with its customers do not include multiple performance obligations. Zip Doctor recognizes revenue when a performance obligation is satisfied by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration Zip Doctor expects to be entitled to in exchange for such products or services. Activity for ZipDoctor are reflected from February 15, 2023, until discontinued on April 3, 2023.

Cycle Oil and Gas: Sales of crude oil, natural gas, and natural gas liquids (NGLs) are included in revenue when production is sold to a customer in fulfillment of performance obligations under the terms of agreed contracts. Performance obligations primarily comprise delivery of oil, gas, or NGLs at a delivery point, as negotiated within each contract. Each barrel of oil, million BTU (MMBtu) of natural gas, or other unit of measure is separately identifiable and represents a distinct performance obligation to which the transaction price is allocated. Performance obligations are satisfied at a point in time once control of the product has been transferred to the customer. The Company considers a variety of facts and circumstances in assessing the point of control transfer, including but not limited to: whether the purchaser can direct the use of the hydrocarbons, the transfer of significant risks and rewards, the Company’s right to payment, and transfer of legal title. In each case, the time between delivery and when payments are due is not significant.

The following table of the Company’s revenue by source for the three months ended March 31, 2023 and the year- ended December 31, 2022:

	March 31, 2023	December 31, 2022

Revenue from Oil and Gas	$50,414	$-

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

Related Parties

The Company follows subtopic 850-10 of FASB ASC 850, Related Party Disclosures for the identification of related parties and disclosure of related party transactions.

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

The condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement. Material related party transactions have been identified in Note 8, 10 and 12 in the condensed consolidated financial statements.

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

Note 2 – Deposit

Deposits as of March 31, 2023 and December 31, 2022 were $53,130 and $0, respectively. $50,000 is related to a letter of credit issued in connection with the filling of a P-5 Organization Report with the Commission as required by Texas Natural Resources Code in order to perform operations within the jurisdiction of the Railroad Commission of Texas.

Note 3 – Reverse Merger

Acquisition of American International Holdings Corp.

On Feb 15, 2023, Cycle Energy Corp. entered into a Share Exchange Agreement with American International Holdings Corp., a Texas Corporation. American International Holdings Corp. is a holding company with Zipdoctor Inc.

Pursuant to the terms of the Agreement, the Company acquired 1,000,000 Series A Preferred Stock of American International Holdings Corp. in exchange for 100% of the issued and outstanding securities of the Company. The company had 195,000,000 shares of common stock outstanding with a closing price of $0.009/share. The total fair asset value of Series A preferred stock was $2,632,500=(195,000,000/0.4)*0.6*0.009. Considering that the net liabilities of American International Holdings Corp. was $4,556,973 as of February 15, 2023, goodwill of $7,189,473 was recorded related to the reverse merger. We will evaluate the goodwill for impairment on an ongoing basis and make adjustments as necessary.

The following table summarizes the consideration given for the Company and the fair values of the assets of liabilities assumed at the acquisition date.

Consideration given:

Preferred stock shares given	$2,632,500
Total consideration given	$2,632,500

Fair value of identifiable assets acquired, and liabilities assumed:
Cash	$159
Accounts payable	(59,088)
Interest payable	(195,693)
Accrued compensation	(200,000)
Notes payable	(2,174,994)
Derivative liabilities	(1,927,357)
Deferred revenue	-
Total identifiable net liabilities	(4,556,973)
Goodwill	7,189,473
Total consideration	$2,632,500

Accounting Treatment of the Merger

For financial reporting purposes, the Share Exchange represented a “reverse merger” and Cycle Energy Corp was deemed to be the accounting acquirer in the transaction. The Share Exchange has been accounted for as a reverse merger.

Cycle Energy Corp. is deemed to be the acquirer for financial reporting purposes, and American International Holdings, Inc. is treated as the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Share Exchange are those of Cycle Energy Corp and are recorded at the historical cost basis of Cycle Energy Corp, and the financial statements after completion of the Share Exchange will include the assets and liabilities of American International Holdings and Cycle Energy Corp, and the historical operations of American International Holdings and Cycle Energy Corp from the acquisition date forward.

Goodwill is not deductible for income tax purposes.

Note 4 – Other Receivables

On February 23, 2023, the Company (the “purchaser”) entered into an asset purchase agreement with Marble Trital Inc (the “seller”), a related party. Pursuant to the agreement, the purchaser acquired One Million Five Hundred Thousand $1,061,348 receivable from sale of Cycle Oil and Gas Canada by assuming notes payables from a related party, please see note 10 and 17 for further discussion. Short term investment from continuing operations as of March 31, 2023 and December 31, 2022 were $1,061,348 and $0, respectively.

Note 5 – Oil and Gas Properties

On February 23, 2023, the Company (the “purchaser”) entered into an asset purchase agreement with Marble Trital Inc. to acquire proved developed producing oil and gas properties with a net balance of $471,120 and 100% ownership of Cycle Oil and Gas Inc. (Texas). Please see Note 17 and 18 for further discussion.

On May 1, 2022, Cycle Oil and Gas, Inc. (Texas) purchased the oil and gas properties from Triple S Gas Inc. for $320,000 which consists of 1) total cash consideration Three Hundred and Twenty Thousand ($320,000) Dollars. 2) A ($10,000)   non-refundable deposit due on signing. And the Company also needs to pay a 2.5% gross overriding royalty interest capped at Two Hundred and Fifty Thousand Dollars ($250,000) based on the specific quantities sold in oil and gas. As of March 31, 2023, no royalty payments had been paid. If there is no production, there is no royalty due.

On June 1,2022, Cycle Oil and Gas purchased the oil and gas properties from Ray Loveless Enterprises LLC. for $250,000 total cash consideration Two Hundred and Fifty Thousand ($250,000) Dollars. And the Company also needs to pay a 2.5% gross overriding royalty interest capped at Three Hundred and Twenty-Five Thousand Dollars ($325,000) based on the specific quantities sold in oil and gas. As of March 31, 2023, no royalty payments had been paid. If there is no production, there is no royalty due.

Oil and Gas Properties were as follows as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
	(Unaudited)	(Unaudited)
Proved developed producing oil and gas properties	$1,041,120	$-
Total	1,041,120	-
Less: Accumulated Depreciation	(209,236)	-
Proved developed producing oil and gas properties - net	$831,884	$-

Depreciation expense for the three months ended March 31, 2023, and 2022 was $68,765 and $0, respectively. Accumulated depreciation as of March 31, 2023 and December 31, 2022 were $68,765 and $0, respectively.

Note 6 – Fixed Assets

Equipment and vehicles were as follows as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
	(Unaudited)	(unaudited)
Vehicle	$15,000	$-
Total	15,000	-
Less: Accumulated Depreciation	(2,000)	-
Proved developed producing oil and gas properties - net	$13,000	$-

Depreciation expense for the three months ended March 31, 2023, and 2022 was $2,000 and $0, respectively. Accumulated depreciation as of March 31, 2023 and December 31, 2022 were $2,000, and $0, respectively

Note 7 – Patent

Intangible assets, including only patents related to the oil and gas industry and equipment, were acquired through an asset purchase agreement effective on February 23, 2023, please see note 17 for further discussion. These intangible assets are amortized over seven years. The balance of patents were as follows at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Patents	$1,127,391	$-
Less: accumulated amortization	(15,885)	-
Net property and equipment	1,111,506	-

Amortization expense for the three months ended March 31, 2023 and 2022 was $15,885 and $0, respectively.

Schedule of expected amortization of patent in the next seven years.

Expected Amortization
2023	$120,792
2024	161,056
2025	161,056
2026	161,056
2027 and thereafter	507,547
Total	1,111,506

Note 8 – Accrued Compensation - Related Parties

At March 31, 2023 and December 31, 2022 accrued compensation was $200,000 and $110,000, respectively, representing cash compensation due to the Company’s former executive officers and directors, for services rendered.

Note 9– Convertible Notes Payable

Convertible notes payable represents the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Note payable to an individual dated July 8, 2019 for $40,000, with interest at 8% per annum and due on July 8, 2020. The Note is currently in default	$40,000	$-

Note payable of $300,000 dated March 30, 2021 for cash of $282,000, with interest at 6% per annum and due on March 30, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.2437 or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%. The note is in default.	300,000	-

Note payable of $300,000 dated March 30, 2021 for cash of $282,000, with interest at 6% per annum and due on March 30, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.2437 or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%. A partial conversion of the Note and accrued interest totaling $51,116 was converted into 14,689 common shares of the Company within the terms of the note during the year ended December 31, 2021. The note and accrued interest totaling $174,280 was converted into 5,522,961 common shares of the Company within the terms of the note during the year ended December31, 2022. The Note is currently in default.	111,000	-

Less: Conversion	-	-
	111,000	-

Note payable of $265,958 dated June 24, 2021 for cash of $250,000, with interest at 6% per annum and due on June 24, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.2437 or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%. A partial conversion of the Note totaling $84,602 was converted into 1,689,983 common shares of the Company within the terms of the note during the year ended December 31, 2022. A partial conversion of the Note totaling $11,365 was converted into 5,000,000 common shares of the Company within the terms of the note during the three months ended March 31, 2023. The Note is currently in default.	$62,688	-

Less: Conversion	(11,365)	-
	51,323	-

Note payable of $271,958 dated June 24, 2021 for cash of $256,000, with interest at 6% per annum and due on June 24, 2022. The annual interest rate will increase to 15% if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.2437 or 75% of the lowest daily volume weighted average price (VWAP) for the common stock during the seven (7) trading day period prior to the conversion date, representing a discount rate of 25%. A partial conversion of the Note and accrued interest totaling $140,000 was converted into 45,707 common shares of the Company within the terms of the note during the year ended December 31, 2021. The note and accrued interest totaling $143,865 was converted into 7,733,643 common shares of the Company within the terms of the note during the year ended December31, 2022.	-	-

Less: Conversion	-	-
	-	-

Note payable of $750,000 dated November 22, 2021 for cash of $750,000, with interest at 10% per annum and due on June 24, 2022. The annual interest rate will increase to 16% or the maximum amount permitted by law if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.075 or 80% of the offering price per share of Common Stock at which the Uplist Offering is made. The note and accrued interest totaling $240,710 was converted into 12,855,362 common shares of the Company within the terms of the note during the year ended December 31, 2022. The note and accrued interest totaling $93,335 was converted into 21,166,158 common shares of the Company within the terms of the note during the three months ended March 31, 2023.The Note is currently in default.	592,527	-

Less: Conversion	(77,307)	-
	515,220	-

Note payable of $500,000 dated November 30, 2021 for cash of $5000,000, with interest at 10% per annum and due on November 30, 2022. The annual interest rate will increase to 16% or the maximum amount permitted by law if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.075 or 80% of the offering price per share of Common Stock at which the Uplist Offering is made. The note and accrued interest totaling $342,801 was converted into 17,595,000 common shares of the Company within the terms of the note during the year ended December 31, 2022. The note and accrued interest totaling $169,135 was converted into 26,450,000 common shares of the Company within the terms of the note during the three months ended March 31, 2023.The Note is currently in default.	230,756	-

Less: Conversion	(164,135)	-
	66,621	-

Note payable of $250,000 dated December 1, 2021 for cash of $250,000, with interest at 10% per annum and due on December 1, 2022. The annual interest rate will increase to 16% or the maximum amount permitted by law if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.075 or 80% of the offering price per share of Common Stock at which the Uplist Offering is made. The note and accrued interest totaling $40,800 was converted into 3,400,000 common shares of the Company within the terms of the note during the year ended December 31, 2022. The note and accrued interest totaling $31,500 was converted into 5,000,000 common shares of the Company within the terms of the note during the three months ended March 31, 2023.The Note is currently in default.	209,200	-

Less: Conversion	(31,500)	-
	177,700	-

Note payable of $500,000 dated December 2, 2021 for cash of $500,000, with interest at 10% per annum and due on December 2, 2022. The annual interest rate will increase to 16% or the maximum amount permitted by law if in default. The Note is a convertible promissory note. The conversion price equals the lessor of $0.075 or 80% of the offering price per share of Common Stock at which the Uplist Offering is made. The note and accrued interest totaling $99,775 was converted into 5,456,194 common shares of the Company within the terms of the note during the year ended December 31, 2022. The note and accrued interest totaling $86,975 was converted into 25,251,000 common shares of the Company within the terms of the note during the three months ended March 31, 2023.The Note is currently in default.	450,485	-

Less: Conversion	(76,320)	-
	374,165	-

Note payable of $137,500 dated May 13, 2022 for cash of $128,450, with interest at 6% per annum and due on May 13, 2023. In connection with the original issue discount promissory note the Company recorded an original issue discount (OID) of $9,050 which is to be amortized over the term of the note and derivative liabilities of $55,323. The annual interest rate will increase to 22% upon the occurrence of an event of default. The Note is a convertible promissory note. The conversion price equals 75% of the lowest daily VWAP of the Common Stock during the seven (7) consecutive trading day period prior to conversion. The note and accrued interest totaling $128,950 was converted into 12,785,822 common shares of the Company within the terms of the note during the year ended. The note and accrued interest totaling $8,550 was converted into 3,000,000 common shares of the Company within the terms of the note during the three months ended March 31, 2023.	8,550	-

Less: Conversion	(8,550)	-
	-	-

Note payable of $88,775 dated June 16, 2022 for cash of $85,775, with interest at 6% per annum and due on May 13, 2023. In connection with the original issue discount promissory note the Company recorded OID of $3,000 which is to be amortized over the term of the note and derivative liabilities of $38,713. The annual interest rate will increase to 22% upon the occurrence of an event of default. The Note is a convertible promissory note. The conversion price equals 75% of the lowest daily VWAP of the Common Stock during the seven (7) consecutive trading day period prior to conversion. All the note converted to 33,530,967 common shares during the three months ended March 31,2023.	88,775	-

Less: Conversion	(88,775)	-
	-	-

Note payable of $62,250 dated August 29, 2022 for cash of $56,025, with interest at 12% per annum and due on May 13, 2023. In connection with the original issue discount promissory note the Company recorded OID of $6,225 which is to be amortized over the term of the note and derivative liabilities of $23,543. The annual interest rate will increase to 16% upon the occurrence of an event of default. The Note is a convertible promissory note. The conversion price equals $0.04, subject to adjustment.	62,250	-

Note payable of $62,250 dated September 13, 2022 for cash of $56,025, with interest at 12% per annum and due on September 13, 2023. In connection with the original issue discount promissory note the Company recorded OID of $6,250 which is to be amortized over the term of the note and derivative liabilities of $10,748. The annual interest rate will increase to 16% upon the occurrence of an event of default. The Note is a convertible promissory note. The conversion price equals $0.04, subject to adjustment.	62,250	-

Note payable of $59,400 dated October 3, 2022 for cash of $55,000, with interest at 6% per annum and due on October 3, 2023. In connection with the original issue discount promissory note the Company recorded OID of $4,400 which is to be amortized over the term of the note. The annual interest rate will increase to 22% upon the occurrence of an event of default. The Note is a convertible promissory note. The conversion price equals 75% of the lowest daily VWAP of the common stock during the 7 consecutive trading day, subject to adjustment.	59,400	-

Note payable of $58,050 dated November 29, 2022 for cash of $53,750, with interest at 6% per annum and due on November 29, 2023. In connection with the original issue discount promissory note the Company recorded OID of $4,300 which is to be amortized over the term of the note. The annual interest rate will increase to 22% upon the occurrence of an event of default. The Note is a convertible promissory note. The conversion price equals 75% of the lowest daily VWAP of the common stock during the 7 consecutive trading day, subject to adjustment.	58,050	-

Note payable of $100,000 dated March 1, 2023 for service, with interest at 12% per annum and due on March 1, 2024. No OID related. The annual interest rate will increase to 20% upon the occurrence of an event of default. The Note is a convertible promissory note. The conversion price equals equal to $0.01 per share or 50% of the lowest trading prices on the primary trading market on which the Company’s Common Stock is quoted for the last twenty (20) trading days immediately prior to but not including the Conversion Date, whichever is lower (the “Conversion Price”).	100,000	-

Note payable of $75,000 dated Feb 6, 2022 with interest at 7% per annum and due on Aug 6, 2022. The Note is currently past due. The Note is a convertible promissory note. The conversion price equals to 50% of the 5 day average closing price for the common stock from the trading day immediately preceding the conversion	75,000	-

A series of convertible notes total of $1,025,500 dated from March 16, 2021 to Feb 1, 2023 transferred from other company for purchasing of intangible assets happened on Feb 23, 2023, with default interest at 18% per annum and latest due on March 10, 2023. The Notes was convertible promissory notes. The conversion price equals the 50% of the average of three low trade(s) of the common stock for the pricing prior (the period beginning 30 trading days preceding the day upon which a notice of conversion is received by the company and ending on the date the conversion shares are delivered).	1,025,500	-

Note payable of $50,000 dated October 4, 2022 with interest at 7% per annum and due on February 4, 2023. The Note is currently past due. The Note is a convertible promissory note. The conversion price equals to 50% of the 5 day average closing price for the common stock from the trading day immediately preceding the conversion	50,000	-

Total	3,128,479	-
Less: unamortized discount	(241,985)	-
Total	2,886,494	-
Short term convertible notes, net of discount of $241,985 and $0	$2,886,494	-

Note 10– Convertible Notes Payable – Related Parties

The Company assumed the convertible notes payable, of which the note holder was the Chief executive officer, on an asset purchase agreement effective on February 23, 2023, please see note 17 for further discussion. On February 23, 2023, the Convertible note had an outstanding balance of $1,500,000. The convertible note balance as of March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023	December 31 2022
Note payable of $1,500,000 dated Feb 23, 2023 with interest at 7% per annum and due on Aug 23, 2023. The Note is a convertible promissory note. The conversion price equals to 50% of the 5 day average closing price for the common stock from the trading day immediately preceding the conversion	$1,500,000	-
Total	$1,500,000	-

Note 11 – Notes Payable

Notes payable represents the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Note payable dated July 7, 2020 for $50,000, with interest at 5% per annum and due on July 7, 2021. The Note is unsecured. The Note is currently in default.	$50,000	-

Note payable dated September 16, 2020 for $5,000, with interest at 0% per annum and due on demand.	$5,000	-

Note payable to an unrelated party dated September 11, 2020 for $4,000, with no interest and due on demand.	$4,000	-

Note payable dated December 1, 2021 for $20,000, with interest at 0% per annum and due on demand.	$20,000	-

Note payable dated September 21,2022 for $310,000. The interest rate is 9.5% and the note is mature in 60 days. The first payment of $100,000 was made on September 30,2022. The note is in default.	$210,000	-

Note payable dated June 23, 2022 for $250,000. The interest rate is 9.5% and the note matures in 90 days. The note is in default.	$250,000	-

Note payable dated September 30, 2022 for $100,000. The interest rate is 9.5% and the note matures in 1 year.	$100,000	-

Short-term advance, due on demand and bears no interest.	$119,800	-

Total	$758,800	$-

Note 12 – Notes Payable - Related Parties

Notes payable represents the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
On April 12, 2019, the Company entered into individual share exchange agreements and promissory notes with each of Daniel Dror, Winfred Fields and former Directors Everett Bassie and Charles Zeller (the “AMIH Shareholders”), whereby the AMIH Shareholders agreed to cancel and exchange a total of 98,333 shares of their AMIH common stock. The Company issued individual promissory notes with an aggregate principal amount of $350,000 (the “Promissory Notes”) for cancellation of the 98,333 common shares. The Promissory Notes have a term of two years and accrue interest at the rate of 10% per annum until paid in full by the Company. The Note and accrued interest totaling $280,108 was settled by the issuance of 57,942 common shares of the Company. The shares were valued at $16.20 and $18.60 per share based on the market price at the settlement date. Accordingly, the Company recorded a loss on loan settlement of $758,601 during the year ended December 31, 2020. These notes are currently in default.	$110,000	$-

Short-term note payable in the amount of $13,473 to Kemah Development Texas, LP, a company owned by Dror Family Trust, a related party. The Company settled this note payable of $13,473 and accrued interest of $2,633 with a payment of $2,000 in cash on May 23, 2022.	-	-

Less payments / settlements		-
	-	-
On December 28, 2022, the Company received an advance in the amount of $250,000 from a former Director, due on demand for 0% interest.	250,000	-

Total	$360,000	$-

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

The Company’s convertible note has been evaluated with respect to the terms and conditions of the conversion features contained in the note to determine whether they represent embedded or freestanding derivative instruments under the provisions of ASC 815. The Company determined that the conversion features contained in the notes totaled $633,920 and represent an embedded derivative instrument that meets the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instrument in the note is reflected in the Company’s condensed consolidated balance sheet as a liability. The fair value of the derivative financial instrument of the convertible note was measured using the Monte Carlo model at the inception date of the note and will do so again on each subsequent consolidated balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each consolidated balance sheet date. The derivative liabilities will be reclassified into additional paid in capital upon conversion.

The Convertible Note derivatives were valued as of March 31, 2023 and December 31, 2022, at issuance, at conversion as set forth in the table below.

Derivative liabilities as of December 31, 2022	$-
Initial derivative liabilities at February 15, 2023	1,837,008
Conversion	(157,117)
Mark to market changes	76,701
$170,765
Derivative liabilities as of March 31, 2023	$1,927,357

As of March 31, 2023 and February 15, 2023, the Company had derivative liabilities of $1,927,357 and $1,837,008, respectively, and recorded changes in derivative liabilities in the amount of $(70,765) and $0 during the three months ended March 31, 2023 and the year ended December 31, 2022.

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

Note 14 – Capital Stock

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $0.0001 par value, of which 1,000,000 shares were designated as Series A Convertible Preferred Stock and 2,000,000 were designated as Series B Preferred stock, the balance of 2,000,000 shares of preferred stock were undesignated as of March 31, 2023 and December 31, 2022.

The holders of Series B Preferred Stock have the same dividend rights as common stockholders on a fully converted basis, are entitled to receive pari passu with any distribution of any of the assets of the Company to the holders of the Company’s common stock, but not prior to any holders of senior securities. Each share of Series B Preferred Stock may be converted, at the option of the holder thereof, into that number of shares of common stock of the Company as equals $1.00 divided by 90% of the average of the volume weighted average prices (“VWAP”) of the Company’s common stock, for the five trading days immediately preceding the date the notice of conversion is received, subject to the limit of 4.999% of the Company’s outstanding shares of common stock. The holders of Series B Preferred Stock have no voting rights. As of March 31, 2023 and December 31, 2022, there were no Series B Preferred Stock outstanding.

Series A Preferred Stock

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

The Cohen Exchange Agreement has an effective date of February 15, 2023, and the transactions contemplated by the Cohen Exchange Agreement closed on February 15, 2023. As a result of the closing of the transactions contemplated by the Exchange Agreement and the Cohen Exchange Agreement, and effective on the Closing Date, February 15, 2023, the Shareholder, through ownership of all 1,000,000 of the outstanding Series A Preferred Stock shares, holds voting control over 60% of the Company’s outstanding voting shares, resulting in a change of control of the Company. Prior to the closing of the Cohen Exchange Agreement, Jacob D. Cohen held 1,000,000 shares of Series A Preferred Stock, which provided him voting control over 60% of the Company’s outstanding voting shares. The shares of Series A Preferred Stock held by the Shareholder are beneficially owned by Michael McLaren, its controlling shareholder owner and officer. As a result, Mr. McLaren, as a result of his control of the Shareholder, obtained control over the Company upon the closing of the transactions contemplated by the Exchange Agreement, as he obtained voting control over 60% of the Company’s outstanding voting stock due to his ownership of the New Series A Shares.

As of March 31, 2023, 1,000,000 Series A Convertible Preferred shares, of which were fully owned by the Chief Executive office, were issued and outstanding.

Common Stock

The Company is authorized to issue up to 195,000,000 shares of common stock, $0.0001 par value, 195,000,000 common stock shares were issued and outstanding as of March 31, 2023.

During the three months ended March 31, 2023, the Company converted a total of $457,952 of its outstanding convertible debt into 119,398,125 shares of common stock and at various prices per share of common stock ranging from $0.0063 to $.0023 per share.

Note 15 – Going Concern

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $426,789 and $0 for the three months ended March 31, 2023 and 2022. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty. There can be no assurance that the Company will become commercially viable without additional financing, the availability and terms of which are uncertain. If the Company cannot secure necessary capital when needed on commercially reasonable terms, its business, condition (financial and otherwise) and commercial viability may be harmed. Although management believes that it will be able to successfully execute its business plan, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Note 16 – Commitments and Contingencies

Commitments

Prior to its acquisition on February 23, 2023, Cycle Oil and Gas, Inc. (Texas) purchased the oil and gas properties from Triple S Gas Inc. Pursuant to the asset purchase agreement. the Company needs to pay a 2.5% gross overriding royalty interest capped at Two Hundred and Fifty Thousand Dollars ($250,000) based on the specific quantities sold in oil and gas. As of March 31, 2023, no royalty payments have been paid. If there is no production, there is no royalty due.

Prior to its acquisition on February 23, 2023, Cycle Oil and Gas, Inc. (Texas)purchased the oil and gas properties from Ray Loveless Enterprises LLC. Pursuant to the asset purchase agreement. the Company needs to Company also needs to pay a 2.5% gross overriding royalty interest capped at Three Hundred and Twenty-Five Thousand Dollars ($325,000) based on the specific quantities sold   in oil and gas. As of March 31, 2023, no royalty payments have been paid.   If there is no production, there is no royalty due.

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

AMIH vs. Winfred Fields

On November 11, 2019, the Company filed an original petition and jury demand against Winfred Fields, a shareholder, in the 458th Judicial District Court of Fort Bend County seeking damages related to breach of contract and fraud related charges. The Company executed an exchange agreement with Mr. Fields on or around April 12, 2019 whereby Mr. Fields was required to tender to the Company a total of 10,833 of the 12,500 shares of the Company’s common stock that Mr. Fields then owned (the “Exchanged Shares”) in exchange for a promissory note with a maturity date of April 12, 2021 payable in the amount of $42,500 (the “Fields Note”) (see also “Note 8 – Loans from Related Parties”). The Exchange Agreement required that Mr. Fields immediately return the stock certificates for the Exchanged Shares to the Company or its designated agent for immediate cancellation and for Mr. Fields to retain the remaining 1,000,000 shares. Mr. Fields agreed in the Exchange Agreement that these shares would not become unrestricted until such time as Mr. Fields received an opinion of counsel satisfactory to the Company that the shares were not restricted for trade under SEC regulations. After executing the Exchange Agreement, Mr. Fields—rather than return the Exchanged Shares or obtain said opinion of counsel—attempted to deposit and trade the Exchanged Shares and the restricted shares, which was a direct violation of the Exchange Agreement. The Company asserts that Mr. Fields knowingly, willingly and fraudulently attempted to deposit and trade the Exchanged Shares and is seeking damages and equitable relief. Upon several attempts to serve Mr. Fields, service was perfected on or around February 3, 2020. On March 2, 2020, Mr. Fields filed a response generally denying all claims. On May 22, 2020, the Company filed its first request for production and request for disclosure and discovery insisting that Mr. Fields produce all documentation related to the fraudulent transaction and is awaiting a response to these requested discovery items. The outcome of this action is currently unknown at this time. In November 2019, the Company recovered 650,000 shares from Mr. Fields which were cancelled in 2019. Mr. Fields twice moved for summary judgment, once against the Company’s claims, and once in favor of his own claims. However, the court denied his motions. The Company has moved for summary judgment on its claims and against Mr. Fields’ claims and is awaiting a hearing to be set for a future date in the 3rd quarter 2023.

Note 17 – Material Agreements

On February 23, 2023, the Company (the “purchaser”) entered into an asset purchase agreement with Marble Trital Inc (the “seller”). Pursuant to the agreement, the purchaser acquired the following: 1) One Million Five Hundred Thousand $1,061,348 receivable from sale of Cycle Oil and Gas Canada, 2) Machinery equipment and Vehicle with a net balance of $525,819) 100% ownership of Cycle Oil and Gas Inc. (Texas) and 100% ownership of Cycle Energy Services Inc., by assuming of convertible notes with an outstanding balance of $1,500,000 From related party. Please see Note 10 for further discussion. In addition, the Company also acquired intangible asset, including patent and technology, with a book value of $1,127,391 by assuming of $1,127,391 convertible notes from third party. Please see Note 7 and Note 9 for further discussion.

The One Million Five Hundred Thousand $1,061,348 receivable from sale of Cycle Oil and Gas Canada was recorded as other receivable as of March 31, 2023, please see Note 4 for more details.

Cycle Oil and Gas Inc. (Texas) was incorporated on October 2021, was a diversified energy company based in the state of Texas. During 2022, it acquired Triple “S” Gas & Ray Loveless Enterprises in Wichita & Wilbarger counties for a combined purchase price of $1,145,000. Cycle Oil has an extensive catalog of workover candidates with over 125 shallow vertical wells producing from the Gunsite & Cisco sand formations and wells range from 300’ to 2000’ deep allowing for quick & inexpensive workovers. This acquisition of Cycle oil and gas resulted in a business combination. As of March 31, 2023, all assets and liabilities of Cycle Oil and Gas were included in the Company’s balance sheet. And the results of operations from February 23, 2023 to March 31, 2023 were included in the Company’s Statements of operations for the three months ended March 31, 2023. This transaction resulted in goodwill of $226,083. We will evaluate the goodwill for impairment on an ongoing basis and make adjustments as necessary. See Note 18 for further discussion.

Cycle Energy Services Inc. was incorporated on October 2021 with no activities as of March 31, 2023.

Note 18 Acquisition

On February 23, 2023, the Company (the “purchaser”) entered into an asset purchase agreement with Marble Trital, Inc. (the “seller”) to acquire Cycle Oil and Gas, Inc, please see Note 17 for further discussion. This acquisition of Cycle Oil and Gas, Inc.

As of March 31, 2023, all assets and liabilities of Cycle Oil and Gas, Inc. were included in the Company’s balance sheet. The results of operations from February 23, 2023 to March 31, 2023 were included in the Company’s statements of operations for the three months ended March 31, 2023. Goodwill is not deductible for income tax purposes.

The Company did not receive the information to complete the purchase price accounting prior to the preparation of this filing. We are evaluating the information and will provide in our next filing period. It is management’s judgment that this will not be a material amount.

Note 19 – Subsequent Events

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

On May 10, 2023, Marble Trital, Inc., which entity is beneficially owned by Mr. Michael McLaren, our Chief Executive Officer and Chairman, due to his ownership of 100% of Marble Trital, Inc. and his position as Chief Executive Officer thereof, the holder of 1,000,000 shares of the Company’s Series A Preferred Stock, representing 292,500,000 voting shares as of such date or 60.0% of the 487,500,000 total voting shares as of such date (the “Majority Shareholder”), executed a written consent in lieu of a special meeting of shareholders (the “Majority Shareholder Consent”), approving the following matters, which had previously been approved by the Board of directors of the Company on April 19, 2023, and had recommended that such matters be presented to the Majority Shareholder for its approval on the same date:

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

In accordance with Rule 14c-2 of the Exchange Act, the corporate actions will be effective no earlier than forty (40) days after the date notice of the internet availability of such Information Statement materials is first sent to shareholders, which occurred on or approximately June 24, 2023.

On June 21, 2023, Mr. Peter Casey Jensen resigned as a member of the Board of Directors and as the Chairman of the Audit Committee of the Company. Such resignation was not in connection with a disagreement with the Company or in connection with any matter relating to the Company’s operations, policies or practices. Effective upon Mr. Jensen’s resignation as a director, the size of the Company’s Board of Directors will be reduced from four to three directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion should be read in conjunction with the American International Holdings Corp. condensed consolidated financial statements and accompanying notes included elsewhere in this Report.

All references to years relate to the fiscal year ended December 31 of the particular year.

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II. Other Information - Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on June 9, 2023 (the “Annual Report”).

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Business of the Company and Recent Restructuring Events. Discussion of our business and recent events affecting us, to provide context for the remainder of MD&A.

●	Plan of Operations. Discussion of our strategy moving forward and how we plan to seek to increase stockholder value.

●	Results of Operations. An analysis of our financial results comparing the three and three months ended March 31, 2023, and 2022.

●	Liquidity and Capital Resources. A discussion of our financial condition, including descriptions of balance sheet information and cash flows.

●	Critical Accounting Policies and Estimates. Critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Business of the Company and Recent Restructuring Events

The Company is an investor, developer and asset manager with diversified assets across the energy supply chain. The Company’s portfolio includes Cycle Energy that currently owns and operates three vertically integrated businesses – Cycle Oil and Cycle Services.

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

Recent Restructuring Events

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

As a result of the closing of the transactions contemplated by the Exchange Agreement and the Cohen Exchange Agreement, and effective on the Closing Date, February 15, 2023, the Shareholder, through ownership of all 1,000,000 of the outstanding Series A Preferred Stock shares, holds voting control over 60% of the Company’s outstanding voting shares, resulting in a change of control of the Company. Prior to the closing of the Cohen Exchange Agreement, Jacob D. Cohen held 1,000,000 shares of Series A Preferred Stock, which provided him voting control over 60% of the Company’s outstanding voting shares. The shares of Series A Preferred Stock held by the Shareholder are beneficially owned by Michael McLaren, its controlling shareholder owner and officer. As a result, Mr. McLaren, as a result of his control of the Shareholder, obtained control over the Company upon the closing of the transactions contemplated by the Exchange Agreement, as he obtained voting control over 60% of the Company’s outstanding voting stock due to his ownership of the New Series A Shares.

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

Results of Operations

Revenues

We had revenues of $50,414 for the three months ended March 31, 2023, compared to revenues of $0 for the three months ended March 31, 2022.

Lease Operating Cost

We had lease operating cost of $64,950 and $0 for the three months ended March 31, 2023 and 2022, respectively. Lease operating cost include costs related to the sale of oil, labor associated with the production of oil and the depletion on oil and gas wells.

Lease operating cost as a percentage of revenues was 129% and 0% for the three months ended March 31, 2023 and 2022, respectively. Lease operating cost as a percentage of revenue increased for the three months ended March 31, 2023, compared to the prior period in 2022, as a result of the revenues generated from the production of oil.

Operating Expenses

General and administrative expenses were $148,113 and $0 for the three months ended March 31, 2023 and 2022, respectively. The increase during the three months ended March 31, 2023, compared to the prior three month period, was due primarily to consulting service expenses in the amount of $100,000 for the three months ended March 31, 2023.

Other Income (Expenses)

During the three months ended March 31, 2023, and 2022, we incurred interest expense of $56,875 and $0, respectively.

Amortization of debt discount was $59,799 and $0 during the three months ended March 31, 2023 and 2022, respectively.

Change in derivative liabilities was $147,466 and $0 during the three months ended March 31, 2023 and 2022, respectively.

Net Loss

We had a net loss of $426,789 and a net loss of $0 during the three months ended March 31, 2023, and 2022, respectively, primarily due to the change in derivative liabilities. See also “Note 13 – Derivative Liabilities”, to the notes to unaudited financial statements included above for a more detailed discussion of gain (loss) in derivative liabilities which is non-cash.

Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022, the Company had total assets of $10,260,508 and $0, respectively.

As of March 31, 2023, the Company had total liabilities of $8,111,522 and $0, respectively, which consisted of accounts payable, accrued liabilities, accrued interest and accrued compensation in the totaling amount of $678,871, convertible notes payable (net of discount) in the amount of $2,886,494, convertible notes, related party in the amount of $1,500,000, notes payable to related parties in the amount of $360,000, non-related parties in the amounts of $758,800. As of December 31, 202, the Company had no liabilities.

During the three months ended March 31, 2023, net cash used in operating activities was $99,992, compared to net cash provided by operating activities of $0 for the three months ended March 31, 2022. Negative cash flows from operating activities during the three months ended March 31, 2023, were due primarily to the net loss of $426,789 primarily offset by derivative expense of $147,466, amortization of debt discount of $59,799 and increase in accrued interest of $56,814. During the three months ended March 31, 2022, we had no operating activities.

During the three months ended March 31, 2023 and 2022, we had cash received in reverse acquisition of $159 and $0, respectively, for investing activities.

During the three months ended March 31, 2023 and 2022, we had $100,000 and $0, respectively, resulting from payments on capital leases, for financing activities.

We had cash of $167 and a working capital deficit of $7,050,007 as of March 31, 2023. On a short-term basis, we will need to raise a significant amount of additional funds over the next 12 months to sustain operations and pay outstanding liabilities. On a long-term basis, we will need to raise capital to grow and develop our business.

It is likely that we will require significant additional financing within the next 12 months and if we are unable to raise the needed funds on an acceptable basis, we may be forced to cease or curtail operations.

Additional information regarding the Company’s (a) accrued compensation for related parties can be found in “Note 8 – Accrued Compensation for Related Parties”; (b) convertible notes payable and notes payable can be found in “Note 9 – Convertible Notes Payable” and “Note 11 – Notes Payable”, respectively; (c) related party convertible notes payable and notes payable can be found in “Note 10 – Convertible Notes Payable - Related Parties” and “Note 12 – Notes Payable - Related Parties”, respectively; and (d) derivative liabilities can be found in “Note 13 – Derivative Liabilities”; in the notes to unaudited condensed consolidated financial statements included herein.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. See “Note 1 – Summary of Significant Accounting Policies” to the financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.

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

Management, with the participation of our Chief Executive Officer (principal executive officer/principal financial/accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Report. As of March 31, 2023, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness we found in our internal controls over financial reporting as of December 31, 2022 (as described in greater detail in our annual report on Form 10-K for the year ended December 31, 2022), our Chief Executive Officer (principal executive officer/principal financial/accounting officer) has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer/principal financial/accounting officer), as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” of this Form 10-Q from, “Part I - Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements under “Note 14 – Commitments and Contingencies”. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Commission on June 9, 2023 (the “Form 10-K”), under the heading “Risk Factors”, which are incorporated by reference herein, except as set forth below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2022, under “Risk Factors”, and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

The risk factor entitled “We have various outstanding convertible notes which are convertible into shares of our common stock at a discount to market.” from the Form 10-K is replaced and superseded by the following:

We have various outstanding convertible notes which are convertible into shares of our common stock at a discount to market.

As of December 31, 2022, we owed no convertible promissory notes and as of the date of this Report we owe approximately $2,886,494 (net of debt discount of $241,985) under various convertible promissory notes, many of which are in default. The conversion prices of the convertible notes are based on a discount to the market value of our common stock, subject in many cases to adjustments to the conversion prices upon defaults and anti-dilution and other rights which may result in such conversion prices declining (please see “Note 13 – Derivative Liabilities”, to the notes to condensed consolidated financial statements included herein under “Item 8. Financial Statements and Supplementary Data”). While no conversion of the notes can occur until we increase our authorized but unissued shares of common stock (or affect the planned reverse stock split), we expect additional conversions and sales to begin occurring shortly after we are able to increase our authorized but unissued shares of common stock. As a result, any conversion of the convertible notes and sale of shares of common stock issuable in connection with the conversion thereof may cause the value of our common stock to decline in value, as described in greater detail under the Risk Factors below.

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

As of the date of this Report, we owe approximately $2,886,494 under outstanding convertible and non-convertible promissory notes. We do not have sufficient funds to repay such notes and if we are unable to raise additional funds in the future to repay such amounts, which may not be available on favorable terms, if at all, such failure could have a material adverse effect on our financial condition or results of operations and cause any investment in the Company to decline in value or become worthless.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the quarter ended March 31, 2023 and from the period from January 1, 2023 to the filing date of this Report, which have not previously been disclosed in a Current Report on Form 8-K, except as set forth below:

From January 5, 2023 through February 8, 2023, the Company converted a total of $457,952 of its outstanding convertible debt into 119,398,125 shares of common stock and at various prices per share of common stock ranging from $0.0063 to $.0023 per share.

* * * * * * *

We claim an exemption from registration afforded by Section 3(a)(9) of the Securities Act, for the above conversions, as the securities were exchanged by the Company with its existing security holders exclusively in transactions where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference				Filed/
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
2.1+	Share Exchange Agreement dated February 15, 2023, by and among American International Holdings Corp.; Cycle Energy Corp.; and Marble Trital, Inc.	8-K	000-50912	2.1	3/27/2023
2.2	First Amendment to Share Exchange Agreement dated March 9, 2023 and effective February 15, 2023, by and among American International Holdings Corp.; Cycle Energy Corp.; and Marble Trital, Inc.	8-K	000-50912	2.2	3/27/2023
2.3	Exchange Agreement dated February 15, 2023, by and between Jacob D. Cohen and American International Holdings Corp.	8-K	000-50912	2.3	3/27/2023
3.1	Articles of Incorporation, as amended	10-K	000-50912	3.1	6/26/2020
3.2	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of International American Technologies, Inc.	SB-2	333-138902	4(iii)1	11/22/2006
3.3	Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock of International American Technologies, Inc.	SB-2	333-138902	4(iii)2	11/22/2006
3.4	Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock of Hammons Industries, Inc.	8-K	000-50912	4(iii)3	9/26/2007
3.5	Amended and Restated Certificate of Designations of American International Holdings Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series a Preferred Stock, filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.1	5/21/2020
3.6	Amended and Restated Certificate of Designation of American International Holdings Corp. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock, filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.2	5/21/2020
3.7	Certificate of Withdrawal of Certificate of Designation of Series C Convertible Preferred Stock filed with the Secretary of State of Nevada on May 18, 2020	8-K	000-50912	3.3	5/21/2020
3.8	Certificate of Amendment to Articles of Incorporation of American International Holdings Corp. (1-for-60 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on May 6, 2022, and effective May 13, 2022	8-K	000-50912	3.1	5/12/2022
3.9	Second Amended and Restated Certificate of Designations of American International Holdings Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Convertible Preferred Stock, filed with the Secretary of State of Nevada on May 6, 2022	8-K	000-50912	3.2	5/12/2022
3.10	Certificate of Amendment to Articles of Incorporation of American International Holdings Corp. (1-for-60 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on May 6, 2022, and effective May 13, 2022	8-K	000-50912	3.1	5/12/2022
3.11	Second Amended and Restated Certificate of Designations of American International Holdings Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Convertible Preferred Stock, filed with the Secretary of State of Nevada on May 6, 2022	8-K	000-50912	3.2	5/12/2022
3.12	Certificate of Correction to the Second Amended and Restated Certificate of Designations of American International Holdings Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Convertible Preferred Stock, filed with the Secretary of State of Nevada on May 18, 2023	8-K	000-50912	3.1	5/23/2023

3.13	Bylaws of Unlimited Coatings Corporation	10-SB/12G	000-50912	3(ii)	8/18/2004
4.1	Description of Registered Securities	10-K	000-50912	4.1	3/29/2022
10.1***	American Holdings International Corp. 2019 Employee Stock Option Plan, dated July 5, 2019	8-K	000-50912	1.1	7/8/2019
10.2	Share Exchange Agreement and Promissory Note, dated as of April 12, 2019, by and between American Holdings International Corp. and Daniel Dror	8-K	000-50912	10.1	6/7/2019
10.3	Share Exchange Agreement and Promissory Note, dated as of April 12, 2019, by and between American Holdings International Corp. and Winfred Fields	8-K	000-50912	10.2	6/7/2019
10.4	Share Exchange Agreement and Promissory Note, dated as of April 12, 2019, by and between American Holdings International Corp. and Everett Bassie	8-K	000-50912	10.3	6/7/2019
10.5	Share Exchange Agreement and Promissory Note, dated as of April 12, 2019, by and between American Holdings International Corp. and Charles Zeller	8-K	000-50912	10.4	6/7/2019
10.6***	Sample Stock Option Award and Stock Option Agreement under 2019 Employee Stock Option Plan	S-8	333-232638	4.2	7/12/2020
10.7	$40,000 Promissory Note with Megan Amason dated July 8, 2019	1-A Pos	024-11080	6.19	1/9/2019
10.8	Form of Warrant to Purchase Common Stock dated January 6, 2021, by American International Holdings Corp. in favor of the holders thereof	8-K	000-50912	10.3	1/12/2021
10.9#	Security Agreement date January 6, 2021, between American International Holdings Corp., VISSIA McKinney, LLC, VISSIA Waterway, Inc., EPIQ MD, Inc., Legend Nutrition, Inc., Life Guru, Inc and ZipDoctor, Inc., and in favor of the debtors named therein and collateral agent set forth therein	8-K	000-50912	10.4	1/12/2021
10.10#	Pledge Agreement dated January 6, 2021, by American International Holdings Corp. in favor of the collateral agent set forth thereof	8-K	000-50912	10.5	1/12/2021
10.11#	Registration Rights Agreement dated January 6, 2021, by American International Holdings Corp. in favor of the investors named thereof	8-K	000-50912	10.6	1/12/2021
10.12#	Subsidiary Guaranty Agreement between American International Holdings Corp., VISSIA McKinney, LLC, VISSIA Waterway, Inc., EPIQ MD, Inc., Legend Nutrition, Inc., Life Guru, Inc and ZipDoctor, Inc., and in favor of the purchasers named therein and collateral agent set forth therein	8-K	000-50912	10.7	1/12/2021
10.13***	January 21, 2021 Employment Agreement between American International Holdings Corp. and Alejandro Rodriquez	8-K	000-50912	10.1	1/22/2021
10.14***	January 21, 2021 Employment Agreement between American International Holdings Corp. and Verdie Bowen	8-K	000-50912	10.2	1/22/2021
10.15	Reduced Fee Agreement between American International Holdings Corp. and The Loev Law Firm, PC dated January 22, 2021	8-K	000-50912	10.3	1/22/2021
10.16	Lock-Up Agreement dated January 22, 2021, between American International Holdings Corp. and the shareholders party thereto	8-K	000-50912	10.4	1/22/2021
10.17	March 8, 2021, Consulting Agreement between American International Holdings Corp. and KBHS, LLC	8-K	000-50912	10.1	3/18/2021
10.18	Form of 6% Original Issue Discount Secured Convertible Promissory Note dated January 6, 2021, by American International Holdings Corp. in favor of the holders thereof	8-K	000-50912	10.3	4/6/2021

10.19#	Securities Purchase Agreement dated June 24, 2021, by and between American International Holdings Corp., and the Investors party thereto	8-K	000-50912	10.1	7/13/2021
10.20	Form of 6% Original Issue Discount Secured Convertible Promissory Note dated June 24, 2021, by American International Holdings Corp. in favor of the holders thereof	8-K	000-50912	10.2	7/13/2021
10.21	Form of Warrant to Purchase Common Stock dated June 24, 2021, by American International Holdings Corp. in favor of the holders thereof	8-K	000-50912	10.3	7/13/2021
10.22#	Registration Rights Agreement dated June 24, 2021, by American International Holdings Corp. in favor of the investors named therein	8-K	000-50912	10.4	7/13/2021
10.23***	American International Holdings Corp. 2021 Equity Incentive Plan	8-K	000-50912	10.1	8/4/2021
10.24	Form of Securities Purchase Agreement by and between American International Holdings Corp., and each Investor party thereto (November 2021 Offering)	8-K	000-50912	10.1	12/8/2021
10.25	Form of Promissory Note by American International Holdings Corp. in favor of the holders thereof (November 2021 Offering)	8-K	000-50912	10.2	12/8/2021
10.26	Form of Common Stock Purchase Warrant by American International Holdings Corp. in favor of the holders thereof (November 2021 Offering)	8-K	000-50912	10.3	12/8/2021
10.27***	January 12, 2022 Executive Employment Agreement between American International Holdings Corp. and Jacob D. Cohen	8-K	000-50912	10.1	1/18/2022
10.28***	Confidential Employment Offer Letter and Summary of Terms and Conditions dated February 11, 2022, by and between American International Holdings Corp and Craig Hewitt	8-K	000-50912	10.1	2/17/2022
10.29***	Employment Agreement between American International Holdings Corp. and Maja Matthews dated March 4, 2022	8-K	000-50912	10.1	3/8/2022
10.30***	Employment Agreement between American International Holdings Corp. and Sultan Haroon dated March 4, 2022	8-K	000-50912	10.2	3/8/2022
10.31	Securities Purchase Agreement between 1800 Diagonal Lending LLC and American International Holdings Corp., dated May 13, 2022, effective May 16, 2022	8-K	000-50912	10.1	5/20/2022
10.32	$137,500 Convertible Promissory Note between 1800 Diagonal Lending LLC and American International Holdings Corp., dated May 13, 2022, effective May 16, 2022	8-K	000-50912	10.2	5/20/2022
10.33***	Stock Purchase Agreement between American International Holdings Corp. and Cohen Enterprises, Inc., dated June 16, 2022	8-K	000-50912	10.1	6/23/2022
10.34	Securities Purchase Agreement between 1800 Diagonal Lending LLC and American International Holdings Corp., dated June 17, 2022, effective June 16, 2022	8-K	000-50912	10.2	6/23/2022
10.35	$88,775 Convertible Promissory Note between 1800 Diagonal Lending LLC and American International Holdings Corp., dated June 17, 2022, effective June 16, 2022	8-K	000-50912	10.3	7/12/2022
10.36	Equity Interest Purchase Agreement by and among American International Holdings Corp., EPIQ MD, Inc., Alejandro Rodriguez and Pan-American Communications Services, S.A., entered into on July 7, 2022, and dated June 30, 2022	8-K	000-50912	10.1	7/12/2022
10.37	$150,000 Secured Promissory Note from Alejandro Rodriguez and Pan-American Communications Services, S.A. to American International Holdings Corp., entered into on July 7, 2022, and dated June 30, 2022	8-K	000-50912	10.2	7/12/2022

10.38	Pledge Agreement between Alejandro Rodriguez and Pan-American Communications Services, S.A. and American International Holdings Corp., entered into on July 7, 2022, and dated June 30, 2022	8-K	000-50912	10.3	7/12/2022
10.39	Royalty Agreement between EPIQ MD, Inc. and American International Holdings Corp., entered into on July 7, 2022, and dated June 30, 2022	8-K	000-50912	10.4	7/12/2022
10.40	Full, Final and Absolute Mutual Release between Alejandro Rodriguez and American International Holdings Corp., entered into on July 7, 2022, and dated June 30, 2022	8-K	000-50912	10.5	7/12/2022
10.41	Full, Final and Absolute Mutual Release between Verdie Bowen and American International Holdings Corp., entered into on July 7, 2022, and dated June 30, 2022	8-K	000-50912	10.6	7/12/2022
10.42£	Master Services Agreement and Statement of Work dated September 1, 2022, and effective August 31, 2022, between Epiq Scripts, LLC and Mangoceuticals, Inc.	8-K	000-50912	10.1	9/8/2022
10.43#	Securities Purchase Agreement by and between American International Holdings Corp., and Mast Hill Fund, L.P. dated August 29, 2022	8-K	000-50912	10.2	9/8/2022
10.44	$62,250 Promissory Note issued to Mast Hill Fund, L.P. by American International Holdings Corp. dated August 29, 2022	8-K	000-50912	10.3	9/8/2022
10.45	Common Stock Purchase Warrant to purchase 3,000,000 shares of common stock, issued by American International Holdings Corp. in favor of Mast Hill Fund, L.P.	8-K	000-50912	10.4	9/8/2022
10.46#	Securities Purchase Agreement by and between American International Holdings Corp., and Mast Hill Fund, L.P. dated September 13, 2022	8-K	000-50912	10.1	9/23/2022
10.47	$62,250 Promissory Note issued to Mast Hill Fund, L.P. by American International Holdings Corp. dated September 13, 2022	8-K	000-50912	10.2	9/23/2022
10.48	Common Stock Purchase Warrant dated September 13, 2022, to purchase 3,000,000 shares of common stock, issued by American International Holdings Corp. in favor of Mast Hill Fund, L.P.	8-K	000-50912	10.3	9/23/2022
10.49	Securities Purchase Agreement between 1800 Diagonal Lending LLC and American International Holdings Corp., dated October 3, 2022	8-K	000-50912	10.1	10/14/2022
10.50	$59,400 Convertible Promissory Note between 1800 Diagonal Lending LLC and American International Holdings Corp., dated October 3, 2022	8-K	000-50912	10.2	10/14/2022
10.51	Consulting Agreement dated February 15, 2023, by and between American International Holdings Corp., Cycle Energy Corp. and Cohen Enterprises, Inc.	8-K	000-50912	10.1	3/27/2023
10.52	Stock Purchase Agreement dated March 17, 2023, by and between Cosmos Health Inc. and American International Holdings Corp.	10-K	000-50912	10.51	6/9/2023
10.53	Secured Promissory Note dated May 9, 2023, by American International Holdings Corp. in favor of The Loev Law Firm, PC	10-K	000-50912	10.52	6/9/2023
10.54	Guaranty dated May 9, 2023, by Michael McLaren in favor of The Loev Law Firm, PC	10-K	000-50912	10.53	6/9/2023
10.55	Deed of Trust, Security Agreement, Assignment of Leases, Assignment of Rents, and Financing Statement	10-K	000-50912	10.54	6/9/2023
10.56	Financial Advisory Agreement dated March 31, 2023, between American International Holdings Corp. and Greentree Financial Group, Inc.	10-K	000-50912	10.55	6/9/2023

10.57	$100,000 Convertible Promissory Note dated March 1, 2023 between American International Holdings Corp. and Greentree Financial Group, Inc.	10-K	000-50912	10.56	6/9/2023
10.58	Resignation of Mr. Peter Casey Jensen as Independent Board Member effective as of June 21, 2023	8-K	000-50912		7/6/2023
14.1	Code of Ethical Business Conduct	10-K	000-50912	14.1	6/26/2020
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*					X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*					X
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X
99.1	Charter of the Audit Committee	8-K	000-50912	99.1	10/21/2021
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document					X
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set					X

*	Filed herewith.

**	Furnished herewith.

***	Indicates management contract or compensatory plan or arrangement.

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
July 12, 2023

